Form 10-Q
period 1996-03-31
PDT INC /DE/
filed 1996-05-14
CIK 933745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                      ------------------------------------
                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number: 0-25544

                                    PDT, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                     77-0222872
- --------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

             7408 Hollister Avenue, Santa Barbara, California 93117
- --------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (805) 685-9880
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at April 30, 1996
          -----                                   -----------------------------
Common Stock, $.01 par value                                12,328,927

       This document contains 18 pages.  Exhibit index located on page 14.
                              --                                       --

                                    PDT, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

TABLE OF CONTENTS. . . . . . . . . . . . . . . . . . . . . . . . . . .     2

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Consolidated Financial Statements
          Consolidated balance sheets as of March 31, 1996 and
               December 31, 1995 . . . . . . . . . . . . . . . . . . .     3
          Consolidated statements of operations for the three months
               ended March 31, 1996 and 1995 . . . . . . . . . . . . .     4
          Consolidated statements of cash flows for the three months
               ended March 31, 1996 and 1995 . . . . . . . . . . . . .     5
          Notes to consolidated financial statements . . . . . . . . .     6

          ITEM 2.   Management's discussion and analysis of financial
                    condition and results of operations. . . . . . . .     7

PART II.  OTHER INFORMATION

          ITEM 1.   Legal proceedings. . . . . . . . . . . . . . . . .     12

          ITEM 6.   Exhibits and reports on Form 8-K . . . . . . . . .     12



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                    PDT, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31,          DECEMBER 31,
                                                                                  1996                 1995
                                                                              -------------       -------------
                                                                               (Unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .   $   5,450,000       $   8,886,000
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .         386,000              11,000
  Inventory-finished goods . . . . . . . . . . . . . . . . . . . . . . . .          20,000              10,000
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . .         930,000             385,000
                                                                              -------------       -------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,786,000           9,292,000

Property, plant & equipment:
  Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . .         342,000             336,000
  Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,606,000           1,630,000
  Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . .         845,000             666,000
  Capital lease equipment. . . . . . . . . . . . . . . . . . . . . . . . .         184,000             184,000
                                                                              -------------       -------------
                                                                                 2,977,000           2,816,000
  Accumulated depreciation and amortization  . . . . . . . . . . . . . . .      (1,302,000)         (1,210,000)
                                                                              -------------       -------------
                                                                                 1,675,000           1,606,000
Patents and other assets . . . . . . . . . . . . . . . . . . . . . . . . .         314,000             361,000
                                                                              -------------       -------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   8,775,000       $  11,259,000
                                                                              -------------       -------------
                                                                              -------------       -------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $          --       $          --
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,513,000           2,468,000
  Accrued payroll and expenses . . . . . . . . . . . . . . . . . . . . . .         341,000             331,000
  Current portion of long term obligations . . . . . . . . . . . . . . . .          52,000              51,000
  Current portion of capital lease obligations . . . . . . . . . . . . . .          42,000              39,000
                                                                              -------------       -------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       2,948,000           2,889,000

Long term obligations, less current portion. . . . . . . . . . . . . . . .          33,000              47,000
Capital lease obligations, less current portion. . . . . . . . . . . . . .          52,000              63,000
Convertible notes payable. . . . . . . . . . . . . . . . . . . . . . . . .          93,000              93,000

Shareholders' equity:
  Common stock, 50,000,000 shares authorized; 10,788,271 and
   10,401,358 shares issued and outstanding at March 31, 1996 and
   December 31, 1995, respectively . . . . . . . . . . . . . . . . . . . .      53,282,000          50,188,000
  Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . .      (6,328,000)         (7,518,000)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .     (41,305,000)        (34,503,000)
                                                                              -------------       -------------
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . .       5,649,000           8,167,000
                                                                              -------------       -------------
Total liabilities and shareholders' equity . . . . . . . . . . . . . . . .   $   8,775,000       $  11,259,000
                                                                              -------------       -------------
                                                                              -------------       -------------


SEE ACCOMPANYING NOTES.

                                    PDT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                   1996                1995
                                                                              -------------       -------------
Revenues:
  Product sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       1,000       $       8,000
  Grants, licensing, and royalty income. . . . . . . . . . . . . . . . . .         628,000             137,000
                                                                              -------------       -------------
                                                                                   629,000             145,000
Costs and expenses:
  Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,000              22,000
  Research and development . . . . . . . . . . . . . . . . . . . . . . . .       4,666,000           1,176,000
  Selling, general and administrative. . . . . . . . . . . . . . . . . . .       2,838,000             504,000
                                                                              -------------       -------------
Total costs and expenses . . . . . . . . . . . . . . . . . . . . . . . . .       7,506,000           1,702,000

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6,877,000)         (1,557,000)

Other income (expense):
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          83,000               6,000
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,000)            (71,000)
                                                                              -------------       -------------
Total other income (expense) . . . . . . . . . . . . . . . . . . . . . . .          75,000             (65,000)
                                                                              -------------       -------------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (6,802,000)      $  (1,622,000)
                                                                              -------------       -------------
                                                                              -------------       -------------
Net loss per share . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       (0.65)      $       (0.18)
                                                                              -------------       -------------
                                                                              -------------       -------------
Shares used in computing net loss per share. . . . . . . . . . . . . . . .      10,424,420           9,130,941
                                                                              -------------       -------------
                                                                              -------------       -------------


SEE ACCOMPANYING NOTES.

                                    PDT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                   1996                1995
                                                                              -------------       -------------
OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (6,802,000)      $  (1,622,000)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .          96,000             132,000
    Amortization of deferred compensation. . . . . . . . . . . . . . . . .       3,723,000             107,000
    Changes in operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .        (375,000)            (75,000)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (10,000)              1,000
      Prepaid expenses and other assets. . . . . . . . . . . . . . . . . .        (502,000)           (115,000)
      Accounts payable and accrued payroll and expenses. . . . . . . . . .          55,000             548,000
                                                                              -------------       -------------
  Net cash used in operating activities. . . . . . . . . . . . . . . . . .      (3,815,000)         (1,024,000)

INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment. . . . . . . . . . . . . . .        (161,000)           (174,000)
                                                                              -------------       -------------
  Net cash used in investing activities. . . . . . . . . . . . . . . . . .        (161,000)           (174,000)

FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, less issuance costs. . . . . . .         561,000              27,000
  Proceeds from notes payable. . . . . . . . . . . . . . . . . . . . . . .              --           1,230,000
  Payments of capital lease obligations. . . . . . . . . . . . . . . . . .          (8,000)            (13,000)
  Payments of long term obligations. . . . . . . . . . . . . . . . . . . .         (13,000)            (11,000)
  Proceeds from line of credit . . . . . . . . . . . . . . . . . . . . . .              --             600,000
  Payments of line of credit . . . . . . . . . . . . . . . . . . . . . . .              --            (600,000)
                                                                              -------------       -------------
  Net cash provided by financing activities. . . . . . . . . . . . . . . .         540,000           1,233,000
                                                                              -------------       -------------
  Net increase (decrease) in cash and cash equivalents . . . . . . . . . .      (3,436,000)             35,000
  Cash and cash equivalents at beginning of period . . . . . . . . . . . .       8,886,000           1,483,000
                                                                              -------------       -------------
  Cash and cash equivalents at end of period . . . . . . . . . . . . . . .   $   5,450,000       $   1,518,000
                                                                              -------------       -------------
                                                                              -------------       -------------

SUPPLEMENTAL DISCLOSURES:
  State taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       2,000       $       5,000
                                                                             -------------       -------------
                                                                             -------------       -------------
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       8,000       $      80,000
                                                                              -------------       -------------
                                                                              -------------       -------------

SEE ACCOMPANYING NOTES.

                                    PDT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at March 31, 1996, and for the three-month periods ended March 31, 1996 and 1995, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995 included in the PDT, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   PER SHARE DATA

     Net loss per share is computed using the weighted average number of shares outstanding, during the periods, as adjusted pursuant to the rules of the Securities and Exchange Commission for certain matters for which adjustments would not be required to be presented under APB Opinion 15, for the periods prior to the Company's initial public offering. All stock, warrant, and option data included in the consolidated financial statements and footnotes reflect the effect of the three-for-two stock split for all periods presented.

3.   SUBSEQUENT EVENTS

     On April 30, 1996, the Company completed a public offering in which it sold 1,500,000 shares of Common Stock with net proceeds to the Company of approximately $65.4 million. In connection with such offering, the Company granted the underwriters a 30-day option to purchase up to 225,000 additional shares of Common Stock. Although the Company does not expect such option to be exercised, if the underwriters' 30-day option is exercised in full, the Company will receive additional net proceeds of approximately $10 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the early stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to the Company's business, the unproven safety and efficacy of the Company's drug and device products, the Company's significant additional financing requirements, the uncertainty of future capital funding, the highly competitive environment of the international pharmaceuticals and medical device industries and the presence of a number of competitors with significantly greater financial, technical and other resources and extensive operating histories, the Company's potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom and the Company's dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals.


GENERAL

     Since its inception, PDT, Inc. ("the Company") has been principally engaged in the research and development of drugs and medical device products for use in photodynamic therapy. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $41.3 million as of March 31, 1996. The Company expects to continue to incur substantial and increasing operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and regulatory activities and the costs of manufacturing and administrative activities.

     The Company's revenues primarily reflect income earned from device product sales, grants, contracts and licensing agreements. Product sales represent limited sales of photodynamic therapy devices (e.g., light producing devices and light delivery and measurement devices), sold both domestically and internationally, to researchers and an OEM distributor. To date, the Company has received no revenue from the sale of drug products, and the Company is not permitted to engage in commercial sales of drugs or devices until such time, if ever, as the Company receives requisite regulatory approvals. As a result, the Company does not expect to record significant product sales until such approvals are received.

     Until the Company commercializes its product(s), the Company expects revenues to continue to be attributed to grants, contracts, licensing agreements and device product sales for research use. The Company anticipates that future revenues and results of operations will continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, the Company's ability to successfully manufacture, market and distribute its drug products and device products and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of some of its products. The Company anticipates its operating activities will result in substantial net losses for several more years.

     The Company has completed Phase I/II clinical trials in the United States using its drug candidate SnET2 for the local treatment of certain nonmelanoma skin cancers and AIDS-related Kaposi's Sarcoma ("KS"). The Company has initiated Phase III clinical trials for KS and metastatic breast cancer involving the skin and, based on clinical results and after review with the FDA, plans to begin enrolling patients in Phase III clinical trials for basal cell carcinoma in the first half of 1996. In May, the Company announced the start of Phase I/II clinical studies in ophthalmolgy, using SnET2 to treat complications of advanced age-related macular degeneration (AMD), a leading cause of blindness. The Company has conducted certain early clinical studies in Europe related to drug and light dosimetry and in 1995 the Company received permission in the United Kingdom to begin a Phase III clinical study of SnET2 for KS. The Company is also in various stages of preclinical testing of SnET2 and other photoreactive drugs for the treatment of other cancers, certain cardiovascular conditions, urologic, gynecologic and dermatologic conditions and eye disorders.

     The Company has awarded, and may award in the future, stock options that vest upon the achievement of certain milestones. Under Accounting Principles Board Opinion No. 25, such options are accounted for as variable stock options. As such, until the milestone is achieved (but only after it is determined to be probable), deferred compensation is recorded in an amount equal to the difference between the fair market value of the Common Stock on the date of determination less the option exercise price and is adjusted from period to period to reflect changes in the market value of the Common Stock. Deferred compensation, as it relates to a particular milestone, is amortized over the period between when achievement of the milestone becomes probable and when the milestone is estimated to be achieved. Amortization of deferred compensation could result in significant additional compensation expense being recorded in future periods based on the market value of the Common Stock from period to period.

     At March 31, 1996, variable options covering 427,500 shares of Common Stock were outstanding. Milestone achievements which would result in future vesting of these stock options include the initiation of Phase III clinical trials involving the Company's technology, obtaining FDA approval of a new drug application for the Company's products, executing a collaborative partnering agreement with one or more corporate partners, entering into a strategic alliance agreement in the field of ophthalmology and hiring certain executives. No assurance can be given that these milestones can be achieved. Variable stock options covering 227,500 shares with an exercise price of $34.75 per share are expected to vest during 1996. Based on the market value of the Common Stock at March 31, 1996 of $59.00 per share, the Company recorded deferred compensation expense for the three months ended March 31, 1996 of $3,240,000 associated with the variable stock options. Deferred compensation expense is expected to be adjusted in future periods based on the fluctuation of the market value of the Common Stock compared to the prior period.

RESULTS OF OPERATIONS

     The following table provides a summary of the Company's revenues for three months ended March 31, 1996 and 1995:


                                                          MARCH 31,
                                                  -------------------------
         CONSOLIDATED REVENUES                        1996         1995
         ---------------------                    ----------   ----------
         Product sales . . . . . . . . . . . . .   $   1,000    $   8,000
         Grants and contracts. . . . . . . . . .     256,000      112,000
         Royalties . . . . . . . . . . . . . . .          --       25,000
         License . . . . . . . . . . . . . . . .     372,000           --
                                                   ----------   ----------
         Total revenue . . . . . . . . . . . . .   $ 629,000    $ 145,000
                                                   ----------   ----------
                                                   ----------   ----------

     REVENUES. For the three months ended March 31, 1996, revenues increased to $629,000 from $145,000 in the three months ended March 31, 1995. License income increased to $372,000 compared to the prior year due to the first billing for the reimbursement of clinical costs related to the Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") license agreement. Additionally, for the three months ended March 31, 1996, grant income increased to $256,000 from $112,000 for the comparable period of the prior year. The Company expects grant income to be a continuing source of revenue in 1996 and beyond, as the Company will re-submit or has applied for various government grants totaling approximately $1.0 million; however, there can be no assurance that the Company will be awarded any grant for which it has applied or may apply.

     COST OF GOODS SOLD.  Cost of goods sold for the three months ended
March 31, 1996 decreased to $2,000 from $22,000 for the three months ended March 31, 1995. The decrease was due to the decrease in product sales during the quarter for 1996 based on the Company's decision to allocate its manufacturing resources to supporting its preclinical and clinical testing.

     RESEARCH AND DEVELOPMENT. The Company's research and development expenses for the three months ended March 31, 1996 increased to $4.7 million from $1.2 million in the three months ended March 31, 1995. The increase in expense for the three months ended March 31, 1996 related primarily to the increase of $1.6 million in deferred compensation expense associated with the variable stock options which vest upon the achievement of milestones related to research and development. Additionally, there was a significant increase in costs associated with the development of drug formulation, an increase in the purchase of raw materials and supplies used in the production of clinical devices and drug product in connection with clinical trials and an increase in payroll costs due to the growth of research and development personnel. The Company anticipates that future research and development expenses, as well as other expenses, to increase significantly during the remainder of 1996 and beyond as the Company expands its research and development programs, which include the hiring of personnel and the continued expansion of preclinical and clinical testing.

     SELLING, GENERAL AND ADMINISTRATIVE. Total selling, general and administrative expenses for the three months ended March 31, 1996 increased to $2.8 million from $0.5 million in the three months ended March 31, 1995. The increase relates primarily to the increase of $1.6 million in compensation expense associated with the variable stock options as well as the increase in professional services received from financial consultants, attorneys and public relations and the increase in payroll costs due to the addition of personnel. The Company expects future selling, general and administrative expenses to increase in the remainder of 1996 and beyond due to the increased support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options, and general corporate matters.

     INTEREST INCOME. For the three months ended March 31, 1996, interest income increased to $83,000 compared to interest income of $6,000 for the three months ended March 31, 1995. The increase in interest income resulted from the investment of proceeds received from the Company's 1995 initial public offering and Pharmacia & Upjohn's investment in the Company's Common Stock which had not
been received until after the first quarter of 1995.   Interest income will
continue to increase during 1996 due to the investment of net proceeds received from the Company's 1996 public offering of Common Stock.

     INTEREST EXPENSE. Interest expense for the three months ended March 31, 1996 decreased to $8,000 compared to interest expense of $71,000 for the three months ended March 31, 1995. The decrease resulted primarily from the conversion of the Company's convertible notes to Common Stock (approximately 79% were converted in December 1994 with another 18% being converted during 1995).

     The Company does not believe that inflation has had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception through March 31, 1996, the Company has accumulated a deficit of approximately $41.3 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of common and preferred stock, private placements of convertible notes and short term notes, its initial public offering and Pharmacia & Upjohn's purchase of Common Stock. As of March 31, 1996, the Company had received net proceeds from the sale of equity securities and convertible notes of approximately $38.0 million. In addition, the Company has financed a substantial portion of its leasehold improvements and certain equipment through capital lease obligations, a leasehold improvement loan and a bank line of credit. The Company has available a $1.0 million bank line of credit which has a variable rate of interest based on the bank's lending rate (7.8% as of March 31, 1996), which expires on January 31, 1997, and is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions, including a prohibition on the payment of dividends. The Company presently has no outstanding borrowings under the bank line of credit.

     In April 1996, the Company completed a public offering of 1,500,000 shares of Common Stock which provided net proceeds to the Company of approximately $65.4 million. These proceeds are anticipated to be used to fund approximately $31.0 million for preclinical and clinical testing, approximately $27.0 million for research and development and the balance for general corporate purposes. Pending such uses, the Company has invested the net proceeds for 30-days in short-term, interest-bearing obligations, and intends to invest the funds in the future in interest-bearing obligations which may primarily consist of those issued by the U.S. Government, its agencies and instrumentalities.

     In connection with the licensing agreement with Pharmacia & Upjohn, the Company has recorded as license income in the first quarter of 1996 $372,000 for the reimbursement of clinical costs. The Company anticipates recording license income for the reimbursement of clinical costs throughout the remainder of 1996 and beyond.

     For the three months ended March 31, 1996, the Company required cash for operations of approximately $3.8 million compared to $1.0 million for the same period in 1995. The increase in cash used in operations was primarily due to an increase in operating activities associated with the continued expansion of preclinical and clinical testing, the increase in research and development activities, the growth of research and development and support personnel and the increase in general corporate matters. For the first three months of 1996, the Company received net cash from its financing activities of approximately $539,000 as compared to $1.2 million for the same period in 1995. The decrease results from the Company's need for short-term loans in the first quarter of 1995 whereas in the first quarter of 1996 the Company did not require additional financing.

     The Company invested a total of $161,000 in property, plant and equipment during the first three months of 1996 as compared to $174,000 during the same period in 1995. The Company expects to purchase property, plant and equipment during 1996 as the Company expands its preclinical, clinical and research and development activities. The Company currently anticipates it will expand its facilities through the leasing of additional facilities or a relocation to a new facility in 1996. This expansion or move will also require additional costs for the construction of the laboratories and office space. Since inception, the Company has entered into capital lease agreements for approximately $184,000 of equipment, consisting primarily of laboratory equipment. The Company expects to continue to lease equipment from time to time as needed.

     The Company's capital requirements will depend on numerous factors, including the progress and magnitude of the Company's research and development programs and preclinical and clinical testing, the time involved in obtaining regulatory approvals, the cost involved in filing and maintaining patent claims, technological advances, competitor and market conditions, the ability of the Company to establish and maintain collaborative arrangements, the cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements.

     The Company has raised funds in the past through public and private placement offerings. In April 1996, the Company completed a public offering of Common Stock which provided net proceeds to the Company of approximately $65.4 million. The Company believes that these funds should satisfy its capital requirements for the next few years. The Company may contemplate raising funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts in the future will depend in large part upon continuing developments in the Company's preclinical and clinical testing and the success of photodynamic therapy in general. The Company is also in discussion with other companies regarding the potential for equity investment, collaborative arrangements, license agreements, or development or other funding programs in exchange for marketing, distribution or other rights to products developed by the Company. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding.

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     The Company is not currently party to any material litigation or proceeding and is not aware of any material litigation or proceeding threatened against it.

     The Company and certain of its executive officers have received subpoenas from the Securities and Exchange Commission (the "Commission") to provide certain information and to testify IN THE MATTER OF TRADING IN THE SECURITIES OF UPJOHN COMPANY. Although the breadth and nature of this investigation is not known, the Company does not believe that it or any of its executive officers or directors has engaged in any inappropriate activity, and the Company intends to continue to cooperate with the investigation, and to continue its own internal inquiries.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.
               See Exhibit Index on page 14.

          (b)  Reports on Form 8-K.
               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                              PDT, INC.



Date: May 14, 1996       By:       /s/ Gary S. Kledzik
                              ---------------------------------------------
                                   Gary S. Kledzik, Chairman of the Board,
                                   Director, President, and Chief Executive
                                   Officer (Principal Executive Officer)



Date: May 14, 1996       By:       /s/ John M. Philpott
                              ---------------------------------------------
                                   John M. Philpott
                                   Chief Financial Officer and Controller
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)

                                INDEX TO EXHIBITS


                                                                 Incorporating
Exhibit                                                          Reference
Number                             Description                   (if applicable)
- -------                            -----------                   ---------------

3.1       Certificate of Amendment of the Restated Certificate
          of Incorporation of the Registrant filed with the
          Delaware Secretary of  State on  July 24, 1995.        [C][3.11]
3.2       Restated Certificate of Incorporation of the
          Registrant filed with the Delaware Secretary of
          State on December 14, 1994.                            [B][3.1]
3.3       Certificate of Amendment of the Certificate of
          Incorporation of the Registrant filed with the
          Delaware Secretary of State on March 17, 1994.         [A][3.2]
3.4       Certificate of Amendment of the Certificate of
          Incorporation of the Registrant filed with the
          Delaware Secretary of State on October 7, 1992.        [A][3.3]
3.5       Certificate of Amendment of the Certificate of
          Incorporation of the Registrant filed with the
          Delaware Secretary of State on November 21, 1991.      [A][3.4]
3.6       Certificate of Amendment of the Certificate of
          Incorporation of the Registrant filed with the
          Delaware Secretary of State on September 27, 1991.     [A][3.5]
3.7       Certificate of Amendment of the Certificate of
          Incorporation of the Registrant filed with the
          Delaware Secretary of State on December 20, 1989.      [A][3.6]
3.8       Certificate of Amendment of the Certificate of
          Incorporation of the Registrant filed with the
          Delaware Secretary of State on August 11, 1989.        [A][3.7]
3.9       Certificate of Amendment of the Certificate of
          Incorporation of the Registrant filed with the
          Delaware Secretary of State on July 13, 1989.          [A][3.8]
3.10      Certificate of Incorporation of the Registrant filed
          with the Delaware Secretary of State on June 16,
          1989.                                                  [A][3.9]
3.11      Bylaws of the Registrant.                              [A][3.10]
4.1       Specimen Certificate of Common Stock.                  [B][4.1]
4.2       Form of Convertible Promissory Note.                   [A][4.3]
4.3       Form of Indenture.                                     [A][4.4]
4.4       Special Registration Rights Undertaking.               [A][4.5]
4.5       Undertaking Agreement dated August 31, 1994.           [A][4.6]
4.6       Letter Agreement dated March 10, 1994.                 [A][4.7]
4.7       Form of $10,000,000 Common Stock and Warrants
          Offering Investment Agreement.                         [A][4.8]
10.1(+)   Amendment dated as of March 20, 1996 to Development
          and License Agreement, Product Supply Agreement and
          Device Supply Agreement between Registrant and
          Pharmacia, S.p.A.
11.1      Statement regarding computation of net loss per share.
27.1      Financial Data Schedule.
___________________________
[A] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-1 (File No. 33-87138).

[B] Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-87138).

[C] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1995, as amended on Form 10-Q/A dated December 6, 1995 (File No. 0-25544).

(+) Filed subject to confidential treatment. Confidential portions of this Exhibit have been omitted. The material has been filed separately with the Commission pursuant to an application for confidential treatment.