Form 10-Q
period 1996-06-30
PDT INC /DE/
filed 1996-08-08
CIK 933745

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25544
                                    PDT, Inc.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                        7-0222872
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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at July 31, 1996
         -----                               ----------------------------
Common Stock, $.01 par value                         12,434,395

                                    PDT, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

TABLE OF CONTENTS ......................................................    2

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Consolidated Financial Statements
         Consolidated balance sheets as of June 30, 1996 and
               December 31, 1995 .......................................    3
         Consolidated statements of operations for the three months ended June 30, 1996 and 1995, and for the six months
               ended June 30, 1996 and 1995 ............................    4
         Consolidated statements of cash flows for the six months
               ended June 30, 1996 and 1995 ............................    5
         Notes to consolidated financial statements ....................    6

         ITEM 2.  Management's discussion and analysis of financial
                  condition and results of operations ..................    7

PART II  OTHER INFORMATION

         ITEM 6.  Exhibits and reports on Form 8-K .....................    12

SIGNATURES .............................................................    13

                          Part 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    PDT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30,         DECEMBER 31,
                                                                   1996               1995
                                                             ----------------  -----------------
                                                               (Unaudited)

                            ASSETS
Current assets:
   Cash and cash equivalents ..............................  $    46,702,000   $      8,886,000
   Investments in short term marketable securities ........       19,999,000                  -
   Accounts receivable ....................................        1,124,000             11,000
   Inventory-finished goods ...............................           15,000             10,000
   Prepaid expenses and other current assets ..............          546,000            385,000
                                                             ----------------  -----------------
Total current assets                                              68,386,000          9,292,000

Property, plant & equipment:
   Furniture and fixtures .................................          376,000            336,000
   Equipment ..............................................        2,017,000          1,630,000
   Leasehold improvements .................................          904,000            666,000
   Capital lease equipment ................................          184,000            184,000
                                                             ----------------  -----------------
                                                                   3,481,000          2,816,000
   Accumulated depreciation and amortization ..............       (1,453,000)        (1,210,000)
                                                             ----------------  -----------------
                                                                   2,028,000          1,606,000
Patents and other assets ..................................          304,000            361,000
                                                             ----------------  -----------------
Total assets ..............................................  $    70,718,000   $     11,259,000
                                                             ================  =================

           LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable .......................................  $     2,815,000   $      2,468,000
   Accrued payroll and expenses ...........................          347,000            331,000
   Current portion of long term obligations ...............           54,000             51,000
   Current portion of capital lease obligations ...........           42,000             39,000
                                                             ----------------  -----------------
Total current liabilities .................................        3,258,000          2,889,000

Long term obligations, less current portion ...............           19,000             47,000
Capital lease obligations, less current portion ...........           41,000             63,000
Convertible notes payable .................................           85,000             93,000

Shareholders' equity:
   Common stock, 50,000,000 shares authorized; 12,404,307
    and 10,401,358 shares issued and outstanding at
    June 30, 1996 and December 31, 1995, respectively .....      112,579,000         50,188,000
   Deferred compensation ..................................       (2,277,000)        (7,518,000)
   Accumulated deficit ....................................      (42,987,000)       (34,503,000)
                                                              ---------------  -----------------
Total shareholders' equity ................................       67,315,000          8,167,000
                                                              ---------------  -----------------
Total liabilities and shareholders'  equity ...............   $   70,718,000   $     11,259,000
                                                              ===============  =================


See accompanying notes.

                                                        PDT, INC.
                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (Unaudited)



                                                     THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                        1996             1995                   1996             1995
                                                   ---------------  ----------------       ---------------  ---------------
Revenues:
   Product sales ...............................    $       3,000    $        4,000         $       4,000    $      12,000
   Grants, licensing, and royalty income .......          753,000            43,000             1,381,000          180,000
                                                   ---------------  ----------------       ---------------  ---------------
                                                          756,000            47,000             1,385,000          192,000
Costs and expenses:
   Cost of goods sold ..........................            2,000            11,000                 4,000           33,000
   Research and development ....................        3,384,000         1,612,000             8,050,000        2,788,000
   Selling, general and administrative .........         (331,000)          954,000             2,507,000        1,458,000
                                                   ---------------  ----------------       ---------------  ---------------
Total costs and expenses .......................        3,055,000         2,577,000            10,561,000        4,279,000

Loss from operations ...........................       (2,299,000)       (2,530,000)           (9,176,000)      (4,087,000)

Other income (expense):
   Interest income .............................          627,000            22,000               710,000           28,000
   Interest expense ............................          (10,000)          (28,000)              (18,000)         (99,000)
                                                   ---------------  ----------------       ---------------  ---------------
Total other income (expense) ...................          617,000            (6,000)              692,000          (71,000)

Net loss .......................................    $  (1,682,000)   $   (2,536,000)        $  (8,484,000)   $  (4,158,000)
                                                   ===============  ================       ===============  ===============
Net loss per share .............................    $       (0.14)   $        (0.26)        $       (0.76)   $       (0.44)
                                                   ===============  ================       ===============  ===============
Shares used in computing net loss per share ....       11,872,255         9,610,803            11,148,338        9,372,197
                                                   ===============  ================       ===============  ===============





See accompanying notes.

                                             PDT, INC.
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (Unaudited)



                                                                         SIX MONTHS ENDED JUNE 30,
                                                                          1996              1995
                                                                     ----------------  ----------------
OPERATING ACTIVITIES:
Net loss                                                              $   (8,484,000)   $   (4,158,000)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization ..................................          252,000           276,000
   Amortization of deferred compensation ..........................        1,608,000           565,000
   Changes in operating assets and liabilities:
      Accounts receivable .........................................       (1,113,000)          (43,000)
      Inventories .................................................           (5,000)           (3,000)
      Prepaid expenses and other assets ...........................         (113,000)          153,000
      Accounts payable and accrued payroll and expenses ...........          363,000           151,000
                                                                     ----------------  ----------------
   Net cash used in operating activities ..........................       (7,492,000)       (3,059,000)

INVESTING ACTIVITIES:
Purchases and maturities of short term marketable
 securities, net ..................................................      (19,999,000)                -
Purchases of property, plant, and equipment .......................         (665,000)         (315,000)
                                                                     ----------------  ----------------
Net cash used in investing activities ............................       (20,664,000)         (315,000)

FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock, less issuance costs ......        66,017,000         4,642,000
Proceeds from notes payable ......................................                 -         1,230,000
Payments of notes payable ........................................                 -        (1,230,000)
Payments of long term obligations ................................           (25,000)          (23,000)
Payments of capital lease obligations ............................           (20,000)          (22,000)
Proceeds from line of credit .....................................                 -         3,600,000
Payments of line of credit .......................................                 -        (3,600,000)
                                                                     ----------------  ----------------
Net cash provided by financing activities ........................        65,972,000         4,597,000

Net increase (decrease) in cash and cash equivalents .............        37,816,000         1,223,000
Cash and cash equivalents at beginning of period .................         8,886,000         1,483,000
                                                                     ----------------  ----------------
Cash and cash equivalents at end of period .......................    $   46,702,000    $    2,706,000
                                                                     ================  ================

SUPPLEMENTAL DISCLOSURES:
State taxes paid .................................................    $       10,000    $        8,000
                                                                     ================  ================
Interest paid ....................................................    $       18,000    $      152,000
                                                                     ================  ================




                                    PDT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTs
                                  June 30, 1996
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at June 30, 1996, and for the three month and six month periods ended June 30, 1996 and 1995, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995 included in the PDT, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   PER SHARE DATA

     Net loss per share is computed using the weighted average number of shares outstanding, during the periods, as adjusted pursuant to the rules of the Securities and Exchange Commission for certain matters for which adjustments would not be required to be presented under APB Opinion 15, for the periods prior to the Company's public offerings. All stock, warrant, and option data included in the consolidated financial statements and footnotes reflect the effect of the three-for-two stock split for all periods presented.

3.   PUBLIC OFFERING

     On April 30, 1996, the Company completed a secondary public offering in which it sold 1,500,000 shares of Common Stock with net proceeds to the Company of approximately $65.4 million.

4.   MARKETABLE SECURITIES

     Marketable securities are classified as available-for-sale and are carried at market value. Unrealized gains and losses are reported in shareholders' equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned. There was no unrealized gain or loss recorded as of June 30, 1996.

5.   COMMITMENTS

     In June 1996, the Company leased an additional facility with monthly rental of $47,000 which will commence in September 1996. The lease expires in August 1999 and can be extended for three years thereafter. The lease provides for annual rental increases based on the Consumer Price Index.

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


GENERAL

         Since its inception, PDT, Inc. ("the Company") has been principally engaged in the research and development of drugs and medical device products for use in photodynamic therapy. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $43.0 million as of June 30, 1996. The Company expects to continue to incur substantial and increasing operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and regulatory activities and the costs of manufacturing and administrative activities.

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

         The Company has completed Phase I/II clinical trials in the United States using its drug candidate SnET2 for the local treatment of certain nonmelanoma skin cancers and AIDS-related Kaposi's Sarcoma ("KS"). The Company has initiated Phase III clinical trials for KS and metastatic breast cancer involving the skin and, based on clinical results and after review with the FDA, plans to begin enrolling patients in Phase III clinical trials for basal cell carcinoma in 1996. In May, the Company began Phase I/II clinical studies in ophthalmology, using SnET2 to treat complications of advanced age-related macular degeneration (AMD), a leading cause of blindness. The Company is also in various stages of preclinical testing of SnET2 and other photoreactive drugs for the treatment of other cancers, certain cardiovascular conditions, urologic, gynecologic and dermatologic conditions and eye disorders.

         The Company has awarded stock options that vest upon the achievement of certain milestones. Under Accounting Principles Board Opinion No. 25, such options are accounted for as variable stock options. As such, until the milestone is achieved (but only after it is determined to be probable), deferred compensation is recorded in an amount equal to the difference between the fair market value of the Common Stock on the date of determination less the option exercise price and is adjusted from period to period to reflect changes in the market value of the Common Stock. Deferred compensation, as it relates to a particular milestone, is amortized over the period between when achievement of the milestone becomes probable and when the milestone is estimated to be achieved. Amortization of deferred compensation could result in significant additional compensation expense being recorded in future periods based on the market value of the Common Stock from period to period.

         Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of the variable stock options covering 400,000 shares of Common Stock. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable options and therefore alleviates the impact of deferred compensation expense fluctuating in future periods based on the changes in the per share market value period to period. At June 30, 1996, options covering 160,000 shares with an exercise price of $34.75 per share have vested and 67,500 shares are expected to vest during the remainder of 1996. The remaining unvested shares will vest in the years 1997 through 2000. Based on the decrease in the per share market value of the Common Stock from $59.00 as of March 31, 1996 to $35.50 per share as of June 21, 1996 (the effective date of the change in the vesting periods), the Company recorded a deferred compensation adjustment, associated with these variable stock options, of $3.2 million for the three months ended June 30, 1996.


RESULTS OF OPERATIONS

        The following table provides a summary of the Company's revenues for the three and six months ended June 30, 1996 and 1995.

                      Three months ended June 30,    Six months ended June 30,
Consolidated Revenues     1996           1995            1996           1995
                      ------------  ------------    ------------  ------------
Product sales         $      3,000  $      4,000    $      4,000  $     12,000
Grants and contracts            --        29,000         256,000       141,000
Royalties                    4,000        14,000           4,000        39,000
License                    749,000            --       1,121,000            --
                      ------------  ------------    ------------  ------------
Total revenue         $    756,000  $     47,000    $  1,385,000  $    192,000
                      ============= ============    ============  ============

         REVENUES. For the three months ended June 30, 1996, revenues increased to $756,000 from $47,000 in the three months ended June 30, 1995. Total revenues for the six months ended June 30, 1996 increased to $1.4 million from $192,000 in the first six months of 1995. The increase for the three months ended June 30, 1996 relates to the increase in license income which was $749,000 in 1996 compared to no license income for the same period of the prior year. Additionally, license income for the six months ended June 30, 1996 was $1.1 million compared to no license income for the same period in 1995. The increases in license income are due to the commencement in 1996 of the billing for the reimbursement of clinical costs related to the Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") license agreement. Grant income for the six months ended June 30, 1996 increased to $256,000 from $141,000 for the comparable period of the prior year. The Company expects grant income to be a continuing source of revenue during the remainder of 1996.

         COST OF GOODS SOLD. Cost of goods sold for the three months ended June 30, 1996 decreased to $2,000 from $11,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, cost of goods sold decreased to $4,000 from $33,000 in the first six months of 1995. The decrease was due to the decrease in product sales during 1996 based on the Company's decision to allocate its manufacturing resources to supporting its preclinical and clinical testing.

         RESEARCH AND DEVELOPMENT. The Company's research and development expenses for the three months ended June 30, 1996 increased to $3.38 million from $1.6 million in the three months ended June 30, 1995. Research and development expenses for the six months ended June 30, 1996 increased to $8.0 million from $2.79 million for the six months ended June 30, 1995. The increase in expense for the three and six month periods ended June 30, 1996 compared to the same periods in 1995 relate primarily to the significant increase in costs associated with the development of drug formulation, an increase in the purchase of raw materials and supplies used in the production of clinical devices and drug product in connection with clinical trials and an increase in payroll costs due to the growth of research and development personnel. The increases in costs for the three month period ended June 30, 1996 were offset by a decrease of $1.0 million in deferred compensation expense associated with the decline in the per share market value of the variable stock options, as well as the changing of the vesting periods of the variable stock options, as discussed previously. The Company anticipates that future research and development expenses, as well as other expenses, will increase significantly during the remainder of 1996 and beyond as the Company expands its research and development programs, which include the hiring of personnel and the continued expansion of preclinical and clinical testing.

         SELLING, GENERAL AND ADMINISTRATIVE. The Company's selling, general and administrative expenses for the three months ended June 30, 1996 decreased by $1.3 million from the comparable period of the prior year. The decrease relates primarily to the decrease of $2.1 million in compensation expense associated with the decline in the per share market value of the variable stock options, as well as the changing of the vesting periods of the variable stock options, as discussed previously. This decrease in compensation expense was offset by increased costs received from professional services consisting of financial consultants, attorneys and public relations and the increase in payroll costs due to the addition of personnel. Total selling, general and administrative expenses for the six months ended June 30, 1996 increased to $2.51 million from $1.46 million for the six months ended June 30, 1995. The increase relates to the increase in professional services received and personnel costs. The Company expects future selling, general and administrative expenses to increase in the remainder of 1996 and beyond due to the increased support required for research and development activities, continuing corporate development and professional services, and general corporate activities.

         INTEREST INCOME. For the three months ended June 30, 1996, interest income increased to $627,000 compared to interest income of $22,000 for the three months ended June 30, 1995. Interest income for the six months ended June 30, 1996 increased to $710,000 from $28,000 in the same period of the prior year. The increases in interest income result from the investment of proceeds received from the Company's secondary public offering in April 1996, as well as the continued interest income from the proceeds from the Company's initial public offering and the Pharmacia & Upjohn investment in the Company's Common Stock.

         INTEREST EXPENSE. Interest expense for the three months ended June 30, 1996 decreased to $10,000 compared to interest expense of $28,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, interest expense decreased to $18,000 from $99,000 in the comparable period of the prior year. The decreases result primarily from the conversion of the Company's convertible notes to Common Stock (approximately 79% were converted in December 1994, 18% were converted during 1995 and 2% have been converted during 1996).

         The Company does not believe that inflation has had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception through June 30, 1996, the Company has accumulated a deficit of approximately $43.0 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through a secondary public offering in April 1996, Pharmacia & Upjohn's purchase of Common Stock, its initial public offering and private placements of common and preferred stock, and private placements of convertible notes and short term notes,. As of June 30, 1996, the Company had received net proceeds from the sale of equity securities and convertible notes of approximately $110.7 million. In addition, the Company has financed a substantial portion of its leasehold improvements and certain equipment through capital lease obligations, a leasehold improvement loan and a bank line of credit. The Company has available a $1.0 million bank line of credit which has a variable rate of interest based on the bank's lending rate (7.8% as of June 30, 1996), which expires on January 31, 1997, and is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions, including a prohibition on the payment of dividends. The Company presently has no outstanding borrowings under the bank line of credit.

         In April 1996, the Company completed a secondary public offering of 1,500,000 shares of Common Stock which provided net proceeds to the Company of approximately $65.4 million. These proceeds are anticipated to be used to fund preclinical and clinical testing, research and development and the balance for general corporate activities. Pending such uses, the Company has invested the net proceeds in short-term, interest-bearing obligations and which may primarily consist of those issued by the U.S. Government, its agencies and instrumentalities.

         In connection with the licensing agreement with Pharmacia & Upjohn, the Company has recorded as license income for the reimbursement of clinical costs of $722,000 in the second quarter of 1996, and $1.1 million for the six months ended June 30, 1996. The Company anticipates recording license income for the reimbursement of clinical costs throughout the remainder of 1996 and beyond.

         For the first six months of 1996, the Company required cash for operations of approximately $7.5 million compared to $3.06 million for the same period in 1995. The increase in cash used in operations was primarily due to an increase in operating activities associated with the continued expansion of preclinical and clinical testing, the increase in research and development activities, the growth of research and development and support personnel and the increase in general corporate activities. For the first six months of 1996, the Company received net cash from its financing activities of approximately $66.0 million as compared to $4.6 million for the same period in 1995. The increase results from the sale of Common Stock in the Company's secondary public offering which closed in April 1996.

         The Company invested a total of $665,000 in property, plant and equipment during the first six months of 1996 as compared to $315,000 during the same period in 1995. The Company expects to purchase property, plant and equipment during the remainder of 1996 as the Company expands its preclinical, clinical and research and development activities. In June 1996, the Company entered into an agreement for the leasing of an additional facility which will commence in September 1996. (See Note 5 of the Notes to Consolidated Financial Statements.) The move to this facility will require additional expenditures for the construction of the laboratories and office space and purchases of equipment. Since inception, the Company has entered into capital lease agreements for approximately $184,000 of equipment, consisting primarily of laboratory equipment. The Company expects to continue to lease equipment from time to time as needed.

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

         The Company has raised funds in the past through public and private placement offerings. In April 1996, the Company completed a secondary public offering of Common Stock which provided net proceeds to the Company of approximately $65.4 million. The Company believes that these funds should satisfy its capital requirements for the next few years. The Company may contemplate raising funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts in the future will depend in large part upon continuing developments in the Company's preclinical and clinical testing and the success of photodynamic therapy in general. The Company is also in discussion with other companies regarding the potential for license agreements, equity investments, collaborative arrangements, or development or other funding programs in exchange for marketing, distribution or other rights to products developed by the Company. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding.



                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.
                           See Exhibit Index on page 14.

                  (b)      Reports on Form 8-K.
                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                   PDT, INC.




Date:    August 8, 1996            By:   /s/ John M. Philpott
                                         --------------------
                                         John M. Philpott
                                         Chief Financial Officer and Controller
                                         (on behalf of the Company and as
                                         Principal Financial Officer and
                                         Principal Accounting Officer)

                                                    INDEX TO EXHIBITS


                                                                                                           Incorporating
Exhibit                                                                                                    Reference
Number                                                Description                                          (if applicable)
- ------                                                -----------                                          ---------------
3.1           Certificate  of Amendment of the Restated  Certificate of  Incorporation  of the Registrant  [C][3.11]
              filed with the Delaware Secretary of  State on  July 24, 1995.
3.2           Restated  Certificate of Incorporation of the Registrant filed with the Delaware  Secretary  [B][3.1]
              of State on December 14, 1994.
3.3           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.2]
              the Delaware Secretary of State on March 17, 1994.
3.4           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.3]
              the Delaware Secretary of State on October 7, 1992.
3.5           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.4]
              the Delaware Secretary of State on November 21, 1991.
3.6           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.5]
              the Delaware Secretary of State on September 27, 1991.
3.7           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.6]
              the Delaware Secretary of State on December 20, 1989.
3.8           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.7]
              the Delaware Secretary of State on August 11, 1989.
3.9           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.8]
              the Delaware Secretary of State on July 13, 1989.
3.10          Certificate of Incorporation  of the Registrant filed with the Delaware  Secretary of State  [A][3.9]
              on June 16, 1989.
3.11          Bylaws of the Registrant.                                                                    [A][3.10]
4.1           Specimen Certificate of Common Stock.                                                        [B][4.1]
4.2           Form of Convertible Promissory Note.                                                         [A][4.3]
4.3           Form of Indenture.                                                                           [A][4.4]
4.4           Special Registration Rights Undertaking.                                                     [A][4.5]
4.5           Undertaking Agreement dated August 31, 1994.                                                 [A][4.6]
4.6           Letter Agreement dated March 10, 1994.                                                       [A][4.7]
4.7           Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.
                                                                                                           [A][4.8]
10.1(+)       Development and Distribution Agreement between Registrant and IRIDEX Corporation.
10.2(++)      Commercial  Lease  Agreement  between   Registrant  and  Santa  Barbara  Business  Park,  a
              California Limited Partnership.
11.1          Statement regarding computation of net loss per share.
27.1          Financial Data Schedule.
- -------------------
[A]        Incorporated by reference from the exhibit referred to in brackets  contained in the Registrant's  Registration
           Statement on Form S-1 (File No. 33-87138).
[B]        Incorporated  by  reference  from the exhibit  referred  to in brackets  contained  in  Amendment  No. 2 to the
           Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[C]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-Q for the quarter  ended June
           30, 1995, as amended on Form 10-Q/A dated  December 6, 1995 (File No.
           0-25544).
[D]        Incorporated  by reference from the exhibit  referred to in brackets  contained in the  Registrant's  Form 10-Q for the quarter ended March 31, 1996 (File No. 0-25544).
(+)        Filed  subject  to  confidential  treatment.  Confidential  portions  of this  Exhibit  have been  omitted  (by redacting-out such material).
(++)       The material has been filed separately on paper pursuant to a request granted by the  Commission for a continuing hardship exemption from filing electronically.

