Form 10-Q
period 1996-09-30
PDT INC /DE/
filed 1996-11-12
CIK 933745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25544

                                    PDT, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                              77-0222872
--------------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

             7408 Hollister Avenue, Santa Barbara, California 93117
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (805) 685-9880
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at October 31, 1996
           -----                           -------------------------------
    Common Stock, $.01 par value                     12,463,769

                                    PDT, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

TABLE OF CONTENTS ....................................................       2

PART I   FINANCIAL INFORMATION

         ITEM 1.   Consolidated Financial Statements
         Consolidated balance sheets as of September 30, 1996 and
              December 31, 1995 ......................................       3
         Consolidated statements of operations for the three months ended September 30, 1996 and 1995, and for the nine
              months ended September 30, 1996 and 1995 ................      4
         Consolidated statements of cash flows for the nine months
              ended September 30, 1996 and 1995 .......................      5
         Notes to consolidated financial statements ...................      6

         ITEM 2.   Management's discussion and analysis of financial
                   condition and results of operations ................      7

PART II. OTHER INFORMATION

         ITEM 4    Submission of matters to a vote of security
                   holders ............................................      12

         ITEM 6.   Exhibits and reports on Form 8-K ...................      12

SIGNATURES ............................................................      13


                                                     Part 1. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                              PDT, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                     1996               1995
                                                                ----------------   ----------------
                                                                   (Unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents ..................................   $  40,816,000    $   8,886,000
   Investments in short term marketable securities ............      20,100,000             --
   Accounts receivable ........................................       1,884,000           11,000
   Inventory-finished goods ...................................          15,000           10,000
   Prepaid expenses and other current assets ..................         533,000          385,000
                                                                  -------------    -------------
Total current assets ..........................................      63,348,000        9,292,000

Property, plant & equipment:
   Vehicles ...................................................          28,000
   Furniture and fixtures .....................................         552,000          336,000
   Equipment ..................................................       2,194,000        1,630,000
   Leasehold improvements .....................................       1,111,000          666,000
   Capital lease equipment ....................................         184,000          184,000
                                                                  -------------    -------------
                                                                      4,069,000        2,816,000
   Accumulated depreciation and amortization ..................      (1,609,000)      (1,210,000)
                                                                  -------------    -------------
                                                                      2,460,000        1,606,000
Patents and other assets ......................................         278,000          361,000
                                                                  -------------    -------------
Total assets ..................................................      66,086,000       11,259,000
                                                                  =============    =============

               LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable ...........................................       2,049,000        2,468,000
   Accrued payroll and expenses ...............................         416,000          331,000
   Current portion of long term obligations ...................          51,000           51,000
   Current portion of capital lease obligations ...............          38,000           39,000
                                                                  -------------    -------------
Total current liabilities .....................................       2,554,000        2,889,000

Long term obligations, less current portion ...................          17,000           47,000
Capital lease obligations, less current portion ...............          31,000           63,000
Convertible notes payable .....................................            --             93,000

Shareholders' equity:
   Common stock, 50,000,000 shares authorized;  12,447,144 and
      10,401,358 shares issued and outstanding at September 30,
      1996 and December 31, 1995, respectively ................     112,550,000       50,188,000
   Deferred compensation ......................................      (1,924,000)      (7,518,000)
   Accumulated deficit ........................................     (47,142,000)     (34,503,000)
                                                                  -------------    -------------
Total shareholders' equity ....................................      63,484,000        8,167,000
                                                                  -------------    -------------
Total liabilities and shareholders'  equity ...................   $  66,086,000    $  11,259,000
                                                                  =============    =============


SEE ACCOMPANYING NOTES.


                                                      PDT, INC.
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (Unaudited)


                                                   THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                         1996              1995            1996                1995
                                                   ---------------  --------------  ----------------  ---------------
Revenues:
   Product sales ..............................    $        1,000   $      14,000   $        5,000    $      26,000
   Grants, licensing, and royalty income ......           844,000         129,000        2,225,000          309,000
                                                   ---------------  --------------  ---------------   --------------
                                                          845,000         143,000        2,230,000          335,000
Costs and expenses:
   Cost of goods sold .........................             1,000          22,000            5,000           55,000
   Research and development ...................         4,002,000       1,910,000       12,052,000        4,698,000
   Selling, general and administrative ........         1,844,000         945,000        4,351,000        2,403,000
                                                   ---------------  --------------  ---------------   --------------
Total costs and expenses ......................         5,847,000       2,877,000       16,408,000        7,156,000

Loss from operations ..........................        (5,002,000)     (2,734,000)     (14,178,000)      (6,821,000)

Other income (expense):
   Interest income ............................           856,000         106,000        1,566,000          134,000
   Interest expense ...........................            (9,000)        (40,000)         (27,000)        (139,000)
                                                   ---------------  --------------  ---------------   --------------
Total other income (expense) ..................           847,000          66,000        1,539,000           (5,000)

Net loss ......................................     $  (4,155,000)  $  (2,668,000)  $  (12,639,000)   $  (6,826,000)
                                                    ==============  ==============  ===============   ==============
Net loss per share ............................     $       (0.33)  $       (0.26)  $        (1.10)   $       (0.71)
                                                    ==============  ==============  ===============   ==============
Shares used in computing net loss per share ...        12,438,069      10,283,104       11,519,785        9,679,164
                                                    ==============  ==============  ===============   ==============





SEE ACCOMPANYING NOTES.


                                                        PDT, INC.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (Unaudited)


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                1996               1995
                                                                          ---------------    --------------

OPERATING ACTIVITIES:
    Net loss ...........................................................  $  (12,639,000)    $  (6,826,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization ...................................         412,000           428,000
       Amortization of deferred compensation ...........................       1,961,000         1,026,000
       Changes in operating assets and liabilities:
          Accounts receivable ..........................................      (1,873,000)          (63,000)
          Inventories ..................................................          (5,000)           12,000
          Prepaid expenses and other assets ............................         (78,000)           60,000
          Accounts payable and accrued payroll and expenses ............        (334,000)          (71,000)
                                                                          ---------------    --------------

    Net cash used in operating activities ..............................     (12,556,000)       (5,434,000)

    INVESTING ACTIVITIES:
    Purchases and maturities of short term marketable securities, net ..     (20,100,000)                -
    Purchases of property, plant, and equipment ........................      (1,253,000)         (503,000)
                                                                          ---------------    --------------
    Net cash used in investing activities ..............................     (21,353,000)         (503,000)

    FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock, less issuance costs ........      66,152,000        16,886,000
    Purchase of Treasury Stock .........................................        (250,000)                -
    Proceeds from notes payable ........................................               -         1,230,000
    Payments of notes payable ..........................................               -        (1,230,000)
    Payments of long term obligations ..................................         (30,000)          (35,000)
    Payments of capital lease obligations ..............................         (33,000)          (29,000)
    Proceeds from line of credit .......................................               -         3,600,000
    Payments of line of credit .........................................               -       ( 4,600,000)
                                                                          ---------------    --------------
    Net cash provided by financing activities ..........................      65,839,000        15,822,000

    Net increase (decrease) in cash and cash equivalents ...............      31,930,000         9,885,000

    Cash and cash equivalents at beginning of period ...................       8,886,000         1,483,000
                                                                          ---------------    --------------
    Cash and cash equivalents at end of period .........................  $   40,816,000    $   11,368,000
                                                                          ===============   ===============

    SUPPLEMENTAL DISCLOSURES:
    State taxes paid ...................................................  $       12,000    $        8,000
                                                                          ===============   ===============
    Interest paid ......................................................  $       27,000    $      203,000
                                                                          ===============   ===============


SEE ACCOMPANYING NOTES.


                                    PDT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)



1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01of Regulation S-X. The information at September 30, 1996, and for the three month and nine month periods ended September 30, 1996 and 1995, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995 included in the PDT, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Per Share Data

     Net loss per share is computed using the weighted average number of shares outstanding during the periods, as adjusted pursuant to the rules of the Securities and Exchange Commission for certain matters for which adjustments would not be required to be presented under APB Opinion 15, for the periods prior to the Company's public offerings. All stock, warrant, and option data included in the consolidated financial statements and footnotes reflect the effect of the three-for-two stock split for all periods presented.

3.   Marketable Securities

     Marketable securities are classified as available-for-sale and are carried at market value. Unrealized gains and losses are reported in shareholders' equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned. There was no unrealized gain or loss recorded as of September 30, 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the early stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to the Company's business, the unproven safety and efficacy of the Company's drug and device products, the Company's significant additional financing requirements, the uncertainty of future capital funding, the highly competitive environment of the international pharmaceuticals and medical device industries and the presence of a number of competitors with significantly greater financial, technical and other resources and extensive operating histories, the Company's potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, and the Company's dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals.


GENERAL

           Since its inception, PDT, Inc. ("the Company") has been principally engaged in the research and development of drugs and medical device products for use in photodynamic therapy. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $47.1 million as of September 30, 1996. The Company expects to continue to incur substantial and increasing operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and regulatory activities and the costs of manufacturing and administrative activities.

           The Company's revenues primarily reflect income earned from licensing agreements, contracts, grants and device product sales,. Product sales represent limited sales of photodynamic therapy devices (e.g., light producing devices and light delivery and measurement devices), sold both domestically and internationally, to researchers and an OEM distributor. To date, the Company has received no revenue from the sale of drug products, and the Company is not permitted to engage in commercial sales of drugs or devices until such time, if ever, as the Company receives requisite regulatory approvals. As a result, the Company does not expect to record significant product sales until such approvals are received.

           Until the Company commercializes its product(s), the Company expects revenues to continue to be attributed to licensing agreements, contracts, grants and device product sales for research use. The Company anticipates that future revenues and results of operations will continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, the Company's ability to successfully manufacture, market and distribute its drug products and device products and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of some of its products.

           The Company has initiated Phase III clinical trials using its drug SnET2 for AIDS-related Kaposi's sarcoma, basal cell carcinoma and cutaneous metastatic breast cancer. In May 1996, the Company began Phase I/II clinical studies in ophthalmology, using SnET2 to treat complications of advanced age-related macular degeneration (AMD), a leading cause of blindness. The Company has submitted an Investigational New Drug application with the FDA to start clinical trials with SnET2 for Benign Prostatic Hyperplasia, a common urologic condition in men. The Company is also in various stages of preclinical testing of SnET2 and other photoreactive drugs for the treatment of other cancers, certain cardiovascular conditions, urologic, gynecologic and dermatologic conditions and eye disorders.

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

           Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of the variable stock options covering 400,000 shares of Common Stock. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable options and therefore alleviates the impact of deferred compensation expense fluctuating in future periods based on the changes in the per share market value period to period. As of September 30, 1996, options covering 177,500 shares with an exercise price of $34.75 per share have vested and 50,000 shares are expected to vest during the remainder of 1996. The remaining unvested shares will vest in the years 1997 through 2000.


RESULTS OF OPERATIONS

           The following table provides a summary of the Company's revenues for the three and nine months ended September 30, 1996 and 1995.


                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                SEPTEMBER 30,                   SEPTEMBER 30,
CONSOLIDATED REVENUES          1996          1995            1996            1995
---------------------    -------------   ------------   --------------   -----------

Product sales .........   $      1,000   $     14,000   $        5,000   $    26,000
Grants and contracts ..        206,000        129,000          462,000       270,000
Royalties .............         24,000           --             28,000        39,000
License ...............        614,000           --          1,735,000          --
                          ------------   ------------    -------------   -----------

Total revenue .........   $    845,000   $    143,000   $    2,230,000   $   335,000
                          ============   ============   ==============   ===========


           REVENUES. For the three months ended September 30, 1996, revenues increased to $845,000 from $143,000 in the three months ended September 30, 1995. Total revenues for the nine months ended September 30, 1996 increased to $2.23 million from $335,000 in the first nine months of 1995. The increase for the three months ended September 30, 1996 relates to the increase in license income which was $614,000 in 1996 compared to no license income for the same period of the prior year. Additionally, license income for the nine months ended September 30, 1996 was $1.74 million compared to no license income for the same period in 1995. The increases in license income are due to the commencement in 1996 of the billing for the reimbursement of clinical costs related to the Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") license agreement. For the three months ended September 30, 1996, grant income increased to $206,000 from $129,000 in the three months ended September 30, 1995. Grant income for the nine months ended September 30, 1996 increased to $462,000 from $270,000 for the comparable period of the prior year.

           COST OF GOODS SOLD. Cost of goods sold for the three months ended September 30, 1996 decreased to $1,000 from $22,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, cost of goods sold decreased to $5,000 from $55,000 in the first nine months of 1995. The decreases are due to the decrease in product sales during 1996 based on the Company's decision to allocate its manufacturing resources to supporting it preclinical and clinical testing..

           RESEARCH AND DEVELOPMENT. The Company's research and development expenses for the three months ended September 30, 1996 increased to $4.0 million from $1.91 million in the three months ended September 30, 1995. Research and development expenses for the nine months ended September 30, 1996 increased to $12.05 million from $4.7 million for the nine months ended September 30, 1995. The increase in expense for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995 relate primarily to the significant increase in costs associated with the development of drug formulation, an increase in the purchase of raw materials and supplies used in the production of clinical devices and drug product in connection with clinical trials and an increase in payroll costs due to the growth of research and development personnel and increased clinical trial costs. The Company anticipates that future research and development expenses, as well as other expenses, will increase significantly during the remainder of 1996 and beyond as the Company expands its research and development programs, which include the hiring of personnel and the continued expansion of preclinical and clinical testing.

           SELLING, GENERAL AND ADMINISTRATIVE. The Company's selling, general and administrative expenses for the three months ended September 30, 1996 increased to $1.84 million from $945,000 in the three months ended September 30, 1995. Total selling, general and administrative expenses for the nine months ended September 30, 1996 increased to $4.35 million from $2.4 million for the nine months ended September 30, 1995. These increases are due to increased costs associated with professional services consisting of financial consultants, attorneys and public and media relations and the increase in payroll costs due to the addition of personnel. The Company expects future selling, general and administrative expenses to increase in the remainder of 1996 and beyond due to the increased support required for research and development activities, continuing corporate development and professional services, and general corporate activities.

           INTEREST INCOME. For the three months ended September 30, 1996, interest income increased to $856,000 compared to interest income of $106,000 for the three months ended September 30, 1995. Interest income for the nine months ended September 30, 1996 increased to $1.57 million from $134,000 in the same period of the prior year. The increases in interest income result from the investment of proceeds received from the Company's secondary public offering in April 1996, as well as the continued interest income from the proceeds from the Company's initial public offering and the Pharmacia & Upjohn investment in the Company's Common Stock.

           INTEREST EXPENSE. Interest expense for the three months ended September 30, 1996 decreased to $9,000 compared to interest expense of $40,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, interest expense decreased to $27,000 from $139,000 in the comparable period of the prior year. The decreases result primarily from the conversion of the Company's convertible notes to Common Stock (approximately 79% were converted in December 1994, 18% were converted during 1995 and the remaining 3% have been converted during 1996).

           The Company does not believe that inflation has had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

           Since inception through September 30, 1996, the Company has accumulated a deficit of approximately $47.1 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through a secondary public offering in April 1996, Pharmacia & Upjohn's purchase of Common Stock, its initial public offering and private placements of common and preferred stock, and private placements of convertible notes and short term notes. As of September 30, 1996, the Company had received net proceeds from the sale of equity securities and convertible notes of approximately $110.7 million. In addition, the Company has financed a substantial portion of its leasehold improvements and certain equipment through capital lease obligations, a leasehold improvement loan and a bank line of credit. The Company has available a $1.0 million bank line of credit which has a variable rate of interest based on the bank's lending rate (7.8% as of September 30, 1996), which expires on January 31, 1997, and is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions, including a prohibition on the payment of dividends. The Company presently has no outstanding borrowings under the bank line of credit.

           In April 1996, the Company completed a secondary public offering of 1,500,000 shares of Common Stock which provided net proceeds to the Company of approximately $65.4 million. These proceeds are anticipated to be used to fund preclinical and clinical testing, research and development and the balance for general corporate activities. Pending such uses, the Company has invested the net proceeds in short-term, interest-bearing obligations which may primarily consist of those issued by the U.S. Government, its agencies and instrumentalities.

           In July 1996, the Company's Board of Directors authorized the purchase of up to 600,000 shares of the Company's Common Stock. During the quarter ended September 30, 1996, the Company repurchased 7,500 shares at a cost of $250,000 under this repurchase program.

           In connection with the licensing agreement with Pharmacia & Upjohn, the Company has recorded as license income for the reimbursement of clinical costs of $614,000 in the third quarter of 1996, and $1.71 million for the nine months ended September 30, 1996. The Company anticipates recording license income for the reimbursement of clinical costs throughout the remainder of 1996 and beyond.

           For the first nine months of 1996, the Company required cash for operations of approximately $12.6 million compared to $5.4 million for the same period in 1995. The increase in cash used in operations was primarily due to an increase in operating activities associated with the continued expansion of preclinical and clinical testing, the increase in research and development activities, the growth of research and development and support personnel and the increase in general corporate activities. For the first nine months of 1996, the Company received net cash from its financing activities of approximately $65.8 million as compared to $15.8 million for the same period in 1995. The increase results from the sale of Common Stock in the Company's secondary public offering which closed in April 1996.

           The Company invested a total of $1.3 million in property, plant and equipment during the first nine months of 1996 as compared to $503,000 during the same period in 1995. The Company expects to purchase property, plant and equipment during the remainder of 1996 as the Company expands its preclinical, clinical and research and development activities. In June 1996, the Company entered into an agreement for the leasing of an additional facility which commenced in September 1996. The move to this facility will require additional expenditures for the construction of the laboratories and office space and purchases of equipment. Since inception, the Company has entered into capital lease agreements for approximately $184,000 of equipment, consisting primarily of laboratory equipment. The Company expects to continue to lease equipment from time to time as needed.

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

           The Company has raised funds in the past through public and private placement offerings.. The Company believes that these funds should satisfy its capital requirements for the next few years. The Company may contemplate raising funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts in the future will depend in large part upon continuing developments in the Company's preclinical and clinical testing and the success of photodynamic therapy in general. The Company is also in discussion with other companies regarding the potential for license agreements, equity investments, collaborative arrangements, or development or other funding programs in exchange for marketing, distribution or other rights to products developed by the Company. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding.

                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

On July 17, 1996, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:



                                                                Votes
                                     Votes For                 Withheld
                                     ---------                 --------


      Daniel R. Dorion, Ph.D         9,984,406                 40,775
      Michael D. Farney              9,984,406                 40,775
      Charles T. Foscue              9,979,454                 45,727
      Gary S. Kledzik, Ph.D.         9,984,406                 40,775
      David E. Mai.                  9,978,554                 46,627
      Donald K. McGhan.              9,983,338                 41,843
      Raul E. Perez, M.D.            9,983,728                 90,453


The following proposals were approved at the Company's Annual Meeting:

                                                                                    Votes                       Broker
                                                                     Votes For     Against      Abstained      Non-Votes
                                                                ---------------- -----------   -----------   -------------

1.    Proposal  to amend  Article  II,  Section  2 of the
      Company's  Bylaws  to increase the number of directors
      to no more than nine (9) and no less than five (5).             9,138,589     195,664     15,620         675,308

2.    Proposal to adopt the PDT, Inc. Stock Compensation Plan.        9,287,628     272,839     18,130         446,584

3.    Proposal  to  ratify  the  selection  of  the  Company's
      independent auditors.                                          10,009,438       9,723      6,020               0


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


                                          PDT, INC.




Date:   November 12, 1996           By:   /s/ John M. Philpott
                                          --------------------
                                          John M. Philpott
                                          Chief Financial Officer and Controller
                                          (on behalf of the Company and as
                                          Principal Financial Officer and
                                          Principal Accounting Officer)





                                                INDEX TO EXHIBITS
                                                                                                     Incorporating
Exhibit                                                                                              Reference
Number                                                Description                                    (if applicable)
------                                                -----------                                    ---------------

3.1      Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant      [C][3.11]
         filed with the Delaware Secretary of  State on  July 24, 1995.
3.2      Restated Certificate of Incorporation of the Registrant filed with the Delaware Secretary    [B][3.1]
         of State on December 14, 1994.
3.3      Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with    [A][3.2]
         the Delaware Secretary of State on March 17, 1994.
3.4      Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with    [A][3.3]
         the Delaware Secretary of State on October 7, 1992.
3.5      Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with    [A][3.4]
         the Delaware Secretary of State on November 21, 1991.
3.6      Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with    [A][3.5]
         the Delaware Secretary of State on September 27, 1991.
3.7      Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with    [A][3.6]
         the Delaware Secretary of State on December 20, 1989.
3.8      Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with    [A][3.7]
         the Delaware Secretary of State on August 11, 1989.
3.9      Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with    [A][3.8]
         the Delaware Secretary of State on July 13, 1989.
3.10     Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State    [A][3.9]
         on June 16, 1989.
3.11     Amended and Restated Bylaws of the Registrant.
4.1      Specimen Certificate of Common Stock.                                                        [B][4.1]
4.2      Form of Convertible Promissory Note.                                                         [A][4.3]
4.3      Form of Indenture.                                                                           [A][4.4]
4.4      Special Registration Rights Undertaking.                                                     [A][4.5]
4.5      Undertaking Agreement dated August 31, 1994.                                                 [A][4.6]
4.6      Letter Agreement dated March 10, 1994.                                                       [A][4.7]
4.7      Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                 [A][4.8]
10.1     PDT, Inc. Stock Compensation Plan.*                                                          [D]
10.2+    Ophthalmology Amendment to Development and License Agreement between Registrant and
         Pharmacia & Upjohn S.p.A. and Pharmacia & Upjohn AB.
10.3     Forms of Loan Program including Loan Program Agreement Employee, Loan Promissory Note and
         Loan Program Summary Description.
10.4     Form of Amendment No. 3 to 1989 Stock Option Agreement.*
11.1     Statement regarding computation of net loss per share.
27.1     Financial Data Schedule.
-------------------
[A]   Incorporated by reference from the exhibit referred to in brackets contained in the
      Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[B]   Incorporated by reference from the exhibit referred to in brackets contained in Amendment
      No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[C]   Incorporated  by reference  from the exhibit  referred to in brackets contained in the
      Registrant's Form 10-Q for the quarter ended June 30, 1995, as amended on Form 10-Q/A dated
      December 6, 1995 (File No.0-25544).
[D]   Incorporated by reference from the Registrant's 1996 Definitive Proxy Statement filed June 18, 1996.
+     Filed  subject  to  confidential treatment.  Confidential  portions of this  exhibit have been omitted (by redacting-out such material).
*     Management contract or compensatory plan or arrangement.


