Form 10-K
period 1996-12-31
PDT INC /DE/
filed 1997-03-31
CIK 933745

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  ----------

                                  FORM 10-K
                        FOR ANNUAL AND SPECIAL REPORTS
                  PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        COMMISSION FILE NUMBER: 0-25544

                                  ----------

                                  PDT, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                     77-0222872
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

            7408 HOLLISTER AVENUE, SANTA BARBARA, CALIFORNIA 93117
         (Address of principal executive offices, including zip code)
                               (805) 685-9880
            (Registrant's telephone number, including area code)

       Securities Registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ]

     The approximate aggregate market value of voting stock held by non-affiliates as of March 14, 1997, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was approximately $228,223,000. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person who has filed a Schedule 13D or 13G is an affiliate.

     The number of shares of Common Stock outstanding as of March 14, 1997 was 12,382,656.

ITEM 1.     BUSINESS

GENERAL

     PDT, Inc. (the "Company") is engaged in the development of pharmaceutical and medical device products for use in photodynamic therapy. Photodynamic therapy is a medical procedure which uses light-activated (photoreactive) drugs to achieve selective photochemical destruction of diseased cells. The Company believes that photodynamic therapy has the potential to be a safe, cost-effective, minimally invasive primary or adjunctive treatment for indications in a broad number of disease areas including oncology, ophthalmology, urology, dermatology, gynecology and cardiology. The Company is conducting Phase II/III clinical trials for three indications in the oncology area; has initiated a Phase I/II clinical trial in ophthalmology, is preparing to initiate additional Phase I/II clinical trials in the urology, oncology and dermatology areas; and is conducting preclinical studies in oncology, ophthalmology, urology, dermatology, gynecology and cardiology. All of the Company's clinical trials are testing its leading drug candidate: tin ethyl etiopurpurin ("SnET2"). The Company is developing products in collaboration with its corporate partners, Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"), Boston Scientific Corporation ("Boston Scientific"), Cordis Corporation, a Johnson & Johnson company ("Cordis"), Iridex Corporation ("Iridex") and Ramus Medical Technologies ("Ramus").

     In April 1996, the Company completed a secondary public offering of 1,500,000 shares of Common Stock which provided net proceeds to the Company of approximately $65.3 million.

     In July 1996, the Company's Board of Directors authorized the purchase of up to 600,000 shares of the Company's Common Stock. During 1996, the Company repurchased 138,500 shares at a cost of $3,948,000 under this repurchase program. As of December 31, 1996, all shares repurchased were retired.

BACKGROUND

     Photodynamic therapy is a minimally invasive medical technology that uses photoreactive drugs to treat or diagnose disease. The technology involves three components: photoreactive drugs, light producing devices and light delivery devices.

     Photoreactive drugs transform light energy into chemical energy in a manner similar to the action of chlorophyll in green plants. Certain photoreactive drugs accumulate and are retained to a greater degree in fast-growing (hyperproliferating) cells. Hyperproliferation is a characteristic of cells associated with a variety of diseases such as cancer, certain cardiovascular disorders and skin diseases such as psoriasis.

     A photoreactive drug is typically administered by intravenous injection and distributes throughout the body. After several hours, the drug starts to clear from normal tissues but is selectively retained in hyperproliferating tissues for up to several days. The drug is inactive until exposed to light of a specific wavelength, which can vary depending on the drug's molecular structure. Exposing the target cells to the appropriate light wavelength permits selective activation of the retained drug and initiates a chemical reaction that generates a highly reactive form of oxygen. High concentrations of this form of oxygen lead to destruction of the cellular membrane and, ultimately, cell death. The response of the target cells depends on, among other factors, the drug dose, the amount of light energy delivered, the physiology of the cell and the vasculature in the diseased areas. Neither the drug nor the light on its own can cause the desired effect. The drug is a catalyst which transfers energy and is not consumed in the process, thereby reducing potential side effects. The chemical reaction stops when the light is turned off. The result of this process is that diseased cells are destroyed with minimal damage to surrounding normal tissues, offering the potential for a more selective method of treating disease than chemotherapy, radiation therapy or surgery, which can damage both normal and abnormal tissues.

     Low-power, non-thermal light can be used to activate photoreactive drugs. As a result, there is little or no risk of thermal damage to surrounding tissue, as would be the case if thermal lasers were used. The light is typically generated electronically or by lasers which have been specifically modified for use in photodynamic therapy. The light is often delivered from the light source to the patient via specially modified fiber optics. These fiber optic light delivery devices produce patterns of light for different disease applications and can be channeled into the body for internal applications.

     Photodynamic therapy may be applied in two ways: (i) DRUG SELECTIVITY - hyperproliferating cells such as in a cancer tumor can be selectively destroyed by allowing the photoreactive drug to clear from non-target cells before delivering light to the general area; and (ii) LIGHT SELECTIVITY - in conditions such as certain eye disorders, tissues can be selectively destroyed by precisely delivering the light to discrete areas before the drug has cleared. This flexibility gives photodynamic therapy its potential in many different medical applications.

     While light of a specific wavelength is used to cause a photoreactive drug to produce chemical reactions leading to cell death, light of a different wavelength can be used to cause the same drug to fluoresce (glow). The fluorescent property of photodynamic drugs offers the potential for their use in diagnostic applications.

INDUSTRY

     As early as 1900, scientists observed that certain compounds will sensitize tissues to light. Since the mid-1970s, various aspects of photodynamic therapy have been studied and established in humans.
Photodynamic therapy is currently being studied by a variety of companies, physicians and researchers around the world for the treatment of a broad range of cancers and non-cancer applications.

     Photodynamic therapy has potential advantages over traditional treatment methods such as chemotherapy, radiation therapy and surgery. Photodynamic therapy offers the potential for more selective treatment of disease with fewer side effects. The fact that photoreactive drugs are retained in hyperproliferating tissues and are non-toxic until activated by light allows for selective and controlled treatment. Additionally, since the activating light offers a less invasive and less debilitating alternative to surgery, the Company believes that photodynamic therapy may result in less trauma to the patient. Further, the Company believes that photodynamic therapy for many applications may be performed on an outpatient basis or in an office setting, reducing if not eliminating the need for hospitalization. These potential advantages may make photodynamic therapy a less costly alternative to traditional treatment methods.

     The Company believes that, despite the potential benefits of photodynamic therapy, industry development has been hindered by various drawbacks. First, certain formulations of photoreactive drugs are complex mixtures derived from blood or plant sources which, in contrast to synthetic drugs, vary in both content and concentration and may yield inconsistent results. Second, photodynamic therapy with some drugs produces a temporary photosensitivity (sensitivity to light) requiring patients to restrict exposure to sunlight for up to several weeks following treatment. Third, light wavelengths used to activate certain other photodynamic drugs require large, expensive, difficult-to-maintain research or surgical lasers that have been adapted to produce the low-power activating light.

     The Company believes that the lack of an integrated approach to photodynamic therapy has slowed the development of the technology in clinical settings. The development of photodynamic therapy has historically been pursued by companies with either drug or device technology, but not both. Light systems and light delivery devices were supplied by outside sources; therefore, developers were often unable to fully coordinate the three components of drug, light producing devices and light delivery devices.

BUSINESS STRATEGY

     The Company's objective is to apply its photodynamic therapy systems--combining drug, light producing devices and light delivery devices-- as a primary therapy in targeted disease areas and as an adjunct to surgery or other therapies. The Company believes that its systems have the potential to offer a safe, cost-effective and minimally-invasive alternative therapy for numerous diseases for which current treatments are either unsatisfactory or do not exist. Key elements of the Company's strategy to achieve commercialization include:

     INTEGRATION OF PHOTOREACTIVE DRUGS, LIGHT PRODUCING DEVICES AND LIGHT DELIVERY DEVICES. The Company's strategy is to integrate each component of photodynamic therapy into systems that offer predictable and consistent results. The Company believes that by being expert in both photodynamic drugs and devices and by integrating the development of these technologies, the Company may create competitive advantages over companies that are developing certain components of photodynamic therapy while outsourcing others. For example, integration affords the Company the opportunity to pursue regulatory approval for its drug products together with its devices through unified clinical trials.

     FOCUS ON DISEASE APPLICATIONS WITH UNMET MEDICAL NEEDS. Although the potential applications for the Company's photodynamic therapy systems are numerous, the Company is initially targeting high-incidence diseases or diseases that are serious or life-threatening and for which there is no satisfactory alternative treatment. By doing so, the Company believes it may be able to accelerate regulatory processes where appropriate and facilitate commercial success.

     EXCLUSIVE COLLABORATIONS WITH INDUSTRY-LEADING PHARMACEUTICAL AND MEDICAL DEVICE COMPANIES. To facilitate development, regulatory approval, manufacturing, marketing and distribution of its products, the Company seeks to form strategic collaborations with partners who are leaders in the Company's targeted disease areas. To date, the Company has established collaborative arrangements with Pharmacia & Upjohn related to SnET2, with Boston Scientific and Cordis related to the development of medical catheters for the delivery of light, with Iridex related to the development of diode light devices in the field of ophthalmology and with Ramus related to the development of the Company's and Ramus' technology for use in photodynamic therapy in the field of cardiovascular disease. The Company seeks to obtain from its collaborative partners exclusivity in the field of photodynamic therapy and to retain certain manufacturing and co-development rights. See "--Strategic Collaborations."

     There can be no assurance that the Company will be successful in pursuing its strategy or that its goals will be achieved. See "--Risk Factors" generally for a discussion of certain risks, including those relating to forward-looking statements.

TECHNOLOGY AND PRODUCTS

     The Company is developing synthetic photoreactive drugs together with software-controlled desktop light producing devices and fiber optic light delivery and measurement devices for the application of photodynamic therapy to a broad range of disease indications. The Company believes that by being expert in both photodynamic drugs and devices, and by integrating the development of these technologies, it can produce easy-to-use photodynamic therapy systems which offer the potential for predictable and consistent results.

     DRUG TECHNOLOGY. The Company holds exclusive license rights under certain U.S. patents and three foreign patents to several classes of synthetic, photoreactive compounds, subject to certain governmental rights. See "--Patents and Proprietary Technology." From its classes of compounds, the Company has selected SnET2 as its leading drug candidate and has used SnET2 in each of its clinical trials to date. The Company has granted to Pharmacia & Upjohn an exclusive, worldwide license to use SnET2 in the field of photodynamic therapy. See "--Strategic Collaborations" and "--Risk Factors, Uncertainty Regarding Patents and Proprietary Technology." The Company is developing other potential photoreactive drugs for additional disease applications and future partnering opportunities.

     The Company believes that its synthetic photoreactive drugs may provide the following benefits:

     - PREDICTABLE. The synthetic nature of the Company's photoreactive compounds permits the Company to design drugs with a single molecular structure. The Company believes that this characteristic may facilitate consistency in clinical treatment settings, as well as predictability in manufacturing and quality control.

     - MINIMAL SIDE EFFECTS. Phase I/II clinical trials with SnET2 have demonstrated therapeutic response with minimal side effects. Treatments to date have been well-tolerated, with SnET2 producing only a mild, transient skin photosensitivity in some patients as compared to the relatively severe and long-lasting photosensitivity produced by certain other photoreactive drugs.

     - VERSATILE. The Company can design drugs with specific characteristics, such as activation by a particular wavelength of light. This versatility provides the Company with the potential to customize its drugs for particular uses and to take advantage of semiconductor light technology.

     See "--Risk Factors" for a discussion of certain risks, including those relating to forward-looking statements.

     LIGHT PRODUCING DEVICES. Because the Company's photoreactive drugs are synthetic, the Company has been able to design its drugs to be activated by light produced by readily available, reliable and relatively inexpensive light sources. The Company's light technologies include software-controlled microchip diodes, LED arrays and non-thermal lasers. The Company's desktop diode light was introduced into the Company's clinical trials in 1995. The Company has also developed LED arrays for use in dermatological and other applications of photodynamic therapy. The Company and Iridex are collaborating on the development of light-producing devices for photodynamic therapy in the field of ophthalmology and have introduced a portable, solid state diode light device which is currently being used in clinical trials. See "--Strategic Collaborations."

     The Company believes that its diode and LED array devices offer advantages over laser technology historically used in photodynamic therapy. For example, the Company's software-controlled designs offer reliability and built-in control and measuring features. In addition, the Company's diode systems, which are roughly the size of a desktop computer, are smaller and more portable than traditional laser systems. The Company believes that it has the potential to offer light producing devices that will be more affordable than surgical laser systems used in photodynamic therapy. See "--Risk Factors" for a discussion of certain risks, including those relating to forward-looking statements.

     LIGHT DELIVERY AND MEASUREMENT DEVICES. The Company is developing and manufacturing photodynamic light delivery and measurement devices including a wide variety of fiber optic light delivery devices with specialized tips for use in photodynamic therapy. These devices must be highly flexible and appropriate for endoscopic use, and must be able to deliver unique patterns of uniform, diffuse light for different disease applications. The Company's products include microlenses that produce a tiny flashlight beam for discrete surface lesions, the Flex-Registered Trademark- cylinder diffuser which delivers light in a radial pattern along a flexible tip for sites such as the esophagus and spherical diffusers which emit a diffuse ball of light for sites such as the bladder or nasopharynx. The Company has also developed light measurement devices for photodynamic therapy including devices that detect wavelength and fluorescence to facilitate the measurement of light or drug dose.

     Through collaborative arrangements with Boston Scientific and Cordis, the Company is co-developing medical catheters for use in photodynamic therapy. The Company and Boston Scientific are collaborating in the fields of urology, pulmonology and gastroenterology. The Company plans to introduce certain of these catheters into its clinical studies of benign prostatic hyperplasia ("BPH") subject to U.S. Food and Drug Administration ("FDA") concurrence. The Company and Cordis are co-developing, and currently testing in preclinical studies, catheters for use in photodynamic therapy of cardiovascular conditions such as the prevention of restenosis. The Company has secured or applied for patent protection relating to its light delivery and measurement devices. Certain of these patents or patent applications are subject to certain governmental rights. See "--Patents and Proprietary Technology" and "--Risk Factors" generally for a discussion of certain risks, including those relating to forward-looking statements.

TARGETED DISEASES AND CLINICAL TRIALS

     The Company believes that photodynamic therapy has potential in a wide range of applications. The Company has selected, based upon regulatory, clinical and market considerations, a number of disease applications, discussed below, on which to focus initially. In all of its clinical trials, the Company is using SnET2 together with light producing devices and light delivery devices either developed on its own or in collaboration with its partners.

     All drug and device products currently under development by the Company will require extensive preclinical and clinical testing prior to regulatory approval for commercial use. None of the Company's products have completed such testing for efficacy and safety in humans. There can be no assurance that such testing for any of the Company's products under development now or in the future, will be commenced or successfully completed within any period of time, if at all, or that such testing, if completed, will demonstrate that SnET2 or any other of the Company's products is safe or efficacious.

     Specifically with respect to the indications discussed below, it is uncertain that the application of the Company's products in any of such indications will progress beyond its current state of development, receive regulatory approval, be successfully marketed and distributed, or that the Company will have the financial resources to pursue any such application or indication. Any clinical data reported by the Company from time to time may change as a result of the continuing evaluation of patients. Moreover, as a result of changing market, clinical or regulatory conditions, or clinical trial results, the Company's focus may shift to other indications, or it may be determined not to further pursue one or more of the indications discussed below. See "--Risk Factors--Unproven Safety and Efficacy; Clinical Trials"; and "--Early Stage of the Company and its Products." See "--Risk Factors" generally for a discussion of certain other risks, including those relating to forward-looking statements.

ONCOLOGY

     Cancer is a large group of diseases characterized by uncontrolled growth and spread of hyperproliferating cells. The Company targeted this area for its initial products both because of the large potential market size as well as the potential for expedited review by governmental regulatory bodies. The Company is collaborating with Pharmacia & Upjohn on the co-development of SnET2 in the field of oncology.

     BASAL CELL CARCINOMA AND METASTATIC BREAST CANCER. The Company is conducting clinical trials using SnET2 for the local treatment of certain nonmelanoma cutaneous (skin) carcinomas. The skin cancer trial includes basal cell carcinomas (skin cancers caused primarily by sun exposure), basal cell nevus syndrome (a genetic disease which causes multiple, recurrent basal cell carcinomas), and metastatic adenocarcinomas (cancers which originate in glands, such as breast cancer, and in this trial have metastasized or spread to the skin). The Company began Phase II/III clinical trials for metastatic breast cancer involving the skin in the United States in March 1996 and Pharmacia & Upjohn began Phase II clinical trials in Europe in January
1997. The Company also began Phase II/III clinical trials for basal cell carcinoma in the United States and Pharmacia & Upjohn began Phase II/III clinical trials in Australia in 1996. There can be no assurance that successful completion of Phase II/III clinical trials will occur within any specified period of time, if at all.

     AIDS-RELATED KAPOSI'S SARCOMA. Kaposi's sarcoma ("KS") is a form of skin cancer, usually involving multiple tumors. The most aggressive and prevalent type of KS is the variety usually associated with AIDS. The Company is conducting clinical trials using SnET2 for the local treatment of AIDS-related KS. The Company began Phase II/III clinical trials for AIDS-related KS in March 1996.

     OTHER CANCERS. The Company is conducting preclinical studies for the treatment of a variety of other cancers including prostate cancer, lung cancer, brain tumors and head and neck cancers. The Company has an existing oncology IND which it may utilize for those protocols, if any, it determines to advance to a Phase I/II clinical trial. The timing of any such advancement will depend on the progress of preclinical studies.

     OPHTHALMOLOGY. The Company believes that photodynamic therapy has the potential to treat a variety of ophthalmic disorders, including conditions caused by neovascularization, such as age-related macular degeneration ("AMD") and diabetic retinopathy, as well as other ophthalmic conditions, including glaucoma. Neovascularization is a condition in which new blood vessels grow abnormally on the surface of the retina or other parts of the eye. These fragile vessels can hemorrhage, causing scarring and damage to the nerve tissue and lead to loss of vision. The Company is collaborating with Pharmacia & Upjohn on the co-development of SnET2 in the field of ophthalmology and is collaborating with Iridex on the co-development of light devices in this field. The Company is conducting clinical trials for the treatment of choroidal neovascularization including AMD. The Company began Phase I/II clinical trials for AMD in the United States in May 1996 and is conducting preclinical studies for the treatment of diabetic retinopathy and glaucoma.

UROLOGY

     BPH is a urological disorder characterized by a gradual enlargement of the prostate, a gland in men which surrounds the urethra. As men age, the prostate gland increases in size and pinches the urethra, leading to complications in urination and other debilitating symptoms. The Company is collaborating with Pharmacia & Upjohn on the co-development of SnET2 in the field of urology. Additionally, the Company is conducting preclinical studies using SnET2 for the treatment of BPH and is collaborating with Boston Scientific on the joint development of medical catheter devices for this use.
 Based on the results from these studies, the Company submitted an Investigational New Drug application ("IND") to enter into Phase I/II clinical trials.

DERMATOLOGY

     A number of dermatologic disorders have shown potential for being treated with photodynamic therapy. Among these are psoriasis, a chronic and potentially debilitating skin disorder, and actinic keratosis, a precancerous condition of the upper layer of the skin. The Company is collaborating with Pharmacia & Upjohn on the co-development of SnET2 in the field of dermatology. The first dermatology application targeted by the Company and Pharmacia & Upjohn is psoriasis. The Company is continuing preclinical studies in psoriasis and may advance to a Phase I/II clinical trial based on the progress of the preclinical studies. Preparations include development of LED light systems and light delivery systems for use in dermatology applications and protocol development for anticipated clinical trials.

CARDIOLOGY

     The Company is developing photodynamic therapy in the field of cardiology. Early studies with photodynamic therapy indicate that certain photoreactive drugs may be preferentially retained in the hyperproliferating and lipid-rich components of arterial plaques, as they are in cancer cells. The Company is conducting preclinical studies for the prevention of restenosis (re-blocking of arterial vessels), and believes that photodynamic therapy may provide a means of preventing restenosis, or even treating diffuse atherosclerosis, without injury to the vessel. The Company is collaborating with Cordis on the joint development of medical catheter devices for such cardiovascular applications. In addition, the Company believes that photodynamic therapy may provide a means of reducing intimal hyperplasia (excessive cell growth at the anastamosis (stitch) sites) associated with bypass grafts and is collaborating with Ramus on the application of photodynamic therapy in the area of bypass grafts.

GYNECOLOGY

     The Company believes that photodynamic therapy has potential in various gynecological applications, including dysfunctional uterine bleeding which accounts for a significant percent of all hysterectomies. The risks associated with hysterectomy have prompted the development of alternatives which allow destruction of the endometrial lining of the uterus rather than surgical removal of the uterus. However, current techniques for such endometrial ablation, such as the use of high-power laser or electrocautery, are not entirely effective. The Company is therefore conducting preclinical studies using photodynamic therapy as a method of endometrial ablation and believes photodynamic therapy may be a non-surgical alternative to existing techniques or hysterectomies.

STRATEGIC COLLABORATIONS

     The Company pursues a strategy of establishing license agreements and collaborative arrangements for the purpose of securing exclusive access to drug and device technologies and providing market access for products. The Company intends to continue to pursue this strategy where appropriate in order to enhance in-house research programs, facilitate clinical testing and gain access to distribution channels and additional technology. Strategic collaborations are not, however, without risks. See "--Risk Factors--Reliance on Collaborative Partners" and "--Limited Manufacturing and Marketing Capabilities and Experience." To date, the Company has entered into the following collaborative arrangements:

PHARMACIA & UPJOHN

     The Company has entered into a series of agreements with certain subsidiaries of Pharmacia & Upjohn (collectively "Pharmacia & Upjohn") relating to the development and commercialization of SnET2.

     SNET2 LICENSE AGREEMENT. Under a July 1995 development and license agreement (the "License Agreement"), the Company granted to Pharmacia & Upjohn an exclusive, worldwide license to use, distribute and sell SnET2 in the area of photodynamic therapy. The License Agreement provides for the co-development of SnET2 for use in photodynamic therapy in the fields of oncology, urology and dermatology. In August 1996, the Company signed an agreement with Pharmacia & Upjohn for the co-development of SnET2 in the field of ophthalmology with similar terms and conditions as the License Agreement.

     Under the License Agreement, Pharmacia & Upjohn is responsible for conducting certain aspects of clinical trials involving SnET2 and to fund other current and future preclinical and clinical trials conducted by the Company involving SnET2. The Company is entitled to receive royalties on the sale of SnET2, payments for certain contemplated indications upon the achievement of certain milestones and reimbursement for certain expenses. Pharmacia & Upjohn has also agreed to promote, market and sell SnET2 and to refrain from developing or selling other photodynamic therapy drugs in the fields of oncology, urology, dermatology and ophthalmology during the agreement term. Pharmacia & Upjohn also has a right of first negotiation with respect to the marketing rights to any new photodynamic therapy drug developed in the fields of oncology, urology, dermatology and ophthalmology by the Company. The License Agreement remains in force for the duration of the patents related to SnET2 or for a period of ten years from the first commercial sale of SnET2 on a country-by-country basis, whichever is longer. After those periods have expired, Pharmacia & Upjohn will have an irrevocable, royalty-free, nonexclusive license to SnET2. See "--Risk Factors, Uncertainty Regarding Patents and Proprietary Technology" and
Note 7 of Notes to Consolidated Financial Statements.

     STOCK PURCHASE AGREEMENT. Concurrent with the License Agreement, Pharmacia & Upjohn entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which Pharmacia & Upjohn purchased 600,000 shares of Common Stock from the Company for $12 million, and agreed to certain restrictions with respect to the acquisition and sale of shares of the Common Stock, subject to certain exceptions.

     DRUG SUPPLY AGREEMENT. The Company and Pharmacia & Upjohn have also entered into a Drug Supply Agreement pursuant to which the Company agreed to manufacture (or have manufactured) and supply to Pharmacia & Upjohn upon specified payment terms Pharmacia & Upjohn's requirements of SnET2 in finished pharmaceutical form for clinical and commercial purposes in the area of photodynamic therapy. The Drug Supply Agreement was amended in 1996 to include similar terms and conditions for the field of ophthalmology. The Drug Supply Agreement remains in force for the term of the License Agreement, subject to termination under certain limited circumstances. Upon termination, the Company has agreed to continue to provide SnET2 to Pharmacia & Upjohn on terms to be negotiated by the parties. See Note 7 of Notes to Consolidated Financial Statements.

     DEVICE SUPPLY AGREEMENT. The Company and Pharmacia & Upjohn also entered into a Device Supply Agreement pursuant to which the Company appointed Pharmacia & Upjohn as a non-exclusive worldwide distributor of certain instruments developed, manufactured or licensed by the Company that produce, deliver or measure light ("light devices") for use with SnET2 in photodynamic therapy in the fields of oncology, urology and dermatology. The Device Supply Agreement provides for the sale by the Company to Pharmacia & Upjohn of such light devices at specified rates and the Company is responsible for the development and regulatory approval of the light devices. During the term of the Device Supply Agreement, Pharmacia & Upjohn is prohibited from developing , manufacturing or purchasing from third parties such light devices or distributing or selling them for use with any photodynamic drug other than SnET2. If, however, the Company determines not to or is unable to manufacture or supply a particular light device, Pharmacia & Upjohn is entitled to manufacture such device. The Device Supply Agreement was amended in 1996 to include similar terms and conditions for the field of ophthalmology. The Device Supply Agreement remains in force during the term of the License Agreement, subject to earlier termination under certain limited circumstances. See Note 7 of Notes to Consolidated Financial Statements.

     FORMULATION AGREEMENT. In August 1994, the Company entered into a supply contract with Pharmacia & Upjohn to develop an emulsion formulation suitable for intravenous administration of SnET2. Pursuant to this agreement, Pharmacia & Upjohn agreed to (i) be the Company's exclusive supplier of such emulsion products, (ii) manufacture and supply all of the Company's worldwide requirements of certain emulsion formulations containing SnET2, and (iii) not develop or supply formulations or services for use in any photodynamic applications for any other company. This agreement continues indefinitely except that it may be terminated ten years after the first commercial sale of SnET2. See "--Manufacturing" and Note 7 of Notes to Consolidated Financial Statements.

BOSTON SCIENTIFIC CORPORATION

     In December 1993, the Company executed a strategic development letter agreement with Boston Scientific, a leading developer, manufacturer and marketer of catheter-based medical technology, for the joint development of catheter-based light delivery devices for photodynamic therapy in the fields of urology, pulmonology and gastroenterology. The letter agreement pursuant to which the parties are collaborating is intended to provide the framework for a more definitive agreement, relating to, among other things, the distribution, manufacturing and licensing of developed products, and continues until the parties enter into such an agreement. At this time, however, the Company and Boston Scientific have not entered into any such agreement. See "--Manufacturing" and Note 7 of Notes to Consolidated Financial Statements.

CORDIS CORPORATION

     In December 1993, the Company executed a strategic development letter agreement with Cordis, a Johnson & Johnson company and a leader in coronary catheter devices, for the joint development of catheter-based light delivery devices for photodynamic therapy in the cardiovascular field.

     The letter agreement pursuant to which the parties are collaborating is intended to provide the framework for a more definitive agreement, relating to, among other things, the distribution, manufacturing and licensing of developed products, and continues until the parties enter into a definitive agreement. At this time, the Company and Cordis have not entered into any such agreement. See "--Manufacturing" and Note 7 of Notes to Consolidated Financial Statements.

IRIDEX CORPORATION

     In May 1996, the Company entered into a co-development and distribution agreement with Iridex, a leading provider of semiconductor-based laser systems to treat eye diseases. The agreement generally provides (i) the Company with the exclusive right to co-develop with Iridex light-producing devices for use in photodynamic therapy in the field of ophthalmology, (ii) that the Company will conduct clinical trials and make regulatory submissions with respect to all co-developed devices and Iridex will manufacture all devices for such trials, with costs shared as set forth in the agreement, and (iii) that Iridex will have an exclusive, worldwide license to make, distribute and sell all co-developed devices, on which it will pay royalties to the Company. The agreement remains in effect, subject to earlier termination in certain circumstances, until ten years after the date of the first FDA approval of any co-developed device for commercial sale, subject to certain renewal rights. See "--Manufacturing."

RAMUS MEDICAL TECHNOLOGIES

     In December 1996,the Company's wholly owned subsidiary, PDT Cardiovascular, Inc. ("PDTC"), entered into a co-development agreement with Ramus, an innovator in the development of autologous tissue stent-grafts for coronary bypass surgeries. Generally the agreement provides PDTC with the exclusive rights to co-develop its photodynamic therapy technology with Ramus' proprietary technology in the development of autologous vascular grafts for coronary arteries and other vessels. Ramus shall provide, at no cost to PDTC, products for use in preclinical and clinical testing with all other preclinical and clinical costs to be paid by PDTC. The agreement remains in effect until the later of (i) ten years after the date of the first FDA approval of any co-developed device for commercial sale, or (ii) the life of any patent issued thereon, subject to certain renewal rights.

     In conjunction with the co-development agreement, PDTC purchased, for $2 million, shares of Ramus' Series A Preferred Stock and obtained an option to acquire the remaining shares of Ramus at some time in the future under specified terms and conditions. Further, PDTC is provided first refusal rights and pre-emptive rights for any issuance of new securities, whether debt or equity, made by Ramus and requires that Ramus maintain certain financial and other covenants.

THE UNIVERSITY OF TOLEDO, THE MEDICAL COLLEGE OF OHIO AND ST. VINCENT MEDICAL CENTER

     In July 1989, the Company entered into a License Agreement with the University of Toledo, the Medical College of Ohio and St. Vincent Medical Center, of Toledo, Ohio (collectively, "Toledo"). This agreement provides the Company with, among other items, exclusive, worldwide rights, subject to certain governmental rights as described below: (i) to make, use, sell, license or sublicense certain photoreactive compounds (including SnET2) covered by certain Toledo patents and patent applications, or not covered by such patents or patent applications but owned or licensed to Toledo (and which Toledo has the right to sublicense); (ii) to make, use, sell, license or sublicense certain of such compounds for which the Company has provided Toledo with financial support; and (ii) to make, use or sell any invention claimed in certain Toledo patents or applications and any composition, method or device related to compounds conceived or developed by Toledo under research funded by the Company. The agreement further provides that the Company pay Toledo royalties on the sales of such compounds. As of December 31, 1996, no royalties had been paid or accrued since no drug or related product had been sold. Under the agreement, the Company is required to satisfy certain development and commercialization objectives. This agreement terminates upon the expiration or non-renewal of the last patent which may issue under this agreement, currently 2016. By its terms, however, the license extends upon issuance of any new Toledo patents. The Company does not have contractual indemnification rights against Toledo under the agreement. Certain research relating to the compounds covered by the License Agreement, including SnET2, has been or is being funded in part by certain governmental grants under which the United States Government has or will have certain rights in the technology developed, including the right under certain circumstances to a non-exclusive license or to require the Company to grant an exclusive license to a third party. See "--Patents and Proprietary Technology" and "--Risk Factors--Uncertainty Regarding Patents and Proprietary Technology."

LASERSCOPE

     In April 1992, the Company entered into a seven-year License and Distribution Agreement with Laserscope of San Jose, California, a leader in the surgical laser industry. Pursuant to this agreement, as amended, among other terms: (i) the Company granted to Laserscope rights to manufacture and sell a dye laser module developed by the Company; (ii) the Company retains the right to manufacture and sell this system for use with the Company's own photoreactive drugs; and (iii) Laserscope agreed to pay to the Company a license fee and royalties on Laserscope's sales. This dye laser module had been developed by the Company prior to the development of the Company's diode light systems. See Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations."

RESEARCH AND DEVELOPMENT PROGRAMS

    The Company's research and development programs are devoted to the discovery and development of drugs and devices for photodynamic therapy. These research activities are conducted in-house in the Company's pharmaceutical and engineering laboratories or elsewhere in collaboration with medical or other research institutions or with other companies. The Company has expended, and expects to continue to spend, substantial funds on its research and development programs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Company's pharmaceutical research program is focused on the ongoing evaluation of its proprietary compounds for different disease applications. Among its outside or extramural research, the Company is conducting preclinical animal studies at various academic and medical research institutions in the United States, Europe and Australia. The Company is also active in the research and development of devices for photodynamic therapy. These programs include development of fiber optic light delivery devices and measurement devices for accuracy in dosimetry and fluorescence detection systems for diagnostic application of photodynamic therapy. Device research and development is presently conducted either in-house or in collaboration with partners.

    The Company has pursued and been awarded various government grants and contracts, such as grants sponsored by the National Institutes of Health and the Small Business Innovative Research Administration, which complement the Company's research efforts and facilitate new development. See "--Patents and Proprietary Technology." See Note 7 of Notes to Consolidated Financial Statements.

    The Company's expenditures for research and development (which include clinical trial expenses) totaled approximately $15.7 million, $8.8 million and $7.0 million in 1996, 1995 and 1994 , respectively.

MANUFACTURING

    The Company's strategy is generally to retain manufacturing rights and, where appropriate, to partner with leading pharmaceutical and medical device companies for certain elements of its manufacturing processes. The Company is licensed by the State of California to manufacture bulk drug substance at its Santa Barbara, California facility for clinical trial use and currently manufactures the active SnET2 drug substance, light producing devices and light delivery devices, and conducts other production and testing activities, at this location. However, the Company has limited capabilities and experience in the manufacture of drug, light producing and light delivery products and utilizes outside suppliers, contracted or otherwise, for certain materials and services related to its manufacturing activities. Although most of the Company's materials and components are available from various sources it is dependent on certain suppliers for key materials or services used in the Company's drug and light producing and light delivery device development and production operations. One such supplier is Pharmacia & Upjohn, which processes SnET2 into a sterile injectable formulation and packages it in vials for distribution by the Company. The Company and Pharmacia & Upjohn expect to continue to develop new formulations which may or may not have similar dependencies on suppliers.

    Although the Company believes it can continue to produce its drug and device products in quantities sufficient to support its clinical trial requirements for the foreseeable future, the Company has limited capabilities and experience in large-scale drug and device manufacturing. The Company has and may elect in the future to utilize contract suppliers and manufacturers for the production of certain drug and device components or product lines. Moreover, if definitive collaborative arrangements with Boston Scientific and Cordis are consummated, it is anticipated that such companies will manufacture the medical catheters and the Company will manufacture the fiber optic sub-assemblies. Under the terms of the co-development agreement with Iridex, all manufacturing for light producing devices for use in photodynamic therapy in the field of ophthalmology is the responsibility of Iridex. There can be no assurance that such collaborative arrangements will be available to the Company on acceptable terms, if at all. Additionally, although the Company anticipates continuous and good relationships with its current suppliers, there can be no assurance that such suppliers will continue to be available to the Company on acceptable terms, if at all, or that the Company will be able to produce materials or components in-house in a timely manner or in sufficient quantities to meet its needs. See "--Risk Factors--Limited Manufacturing and Marketing Capability and Experience" and "--Strategic Collaboration."

    In February 1997, the Company received registration to ISO 9001 and EN 46001 signifying compliance to the International Standards Organization quality systems requirements for design, manufacture and distribution of medical devices. This registration should enable the Company to more easily attain international device marketing approvals.

MARKETING, SALES AND DISTRIBUTION

    The Company's strategy is to partner with leading pharmaceutical and medical device companies for the marketing, sales and distribution of its products. The Company has granted to Pharmacia & Upjohn the exclusive, worldwide license to market and sell the Company's leading drug candidate SnET2. Under the terms of the Company's co-development arrangements with Boston Scientific and Cordis, these companies have the option of negotiating to enter into long-term relationships with the Company, under which they will do have a license to market and sell the co-developed medical catheters -- Boston Scientific in the fields of urology, pulmonology and gastroenterology and Cordis in the field of cardiology on a worldwide basis. At this time, the Company and Boston Scientific and Cordis have not entered into any such agreements. Also, the Company has granted to Iridex, the worldwide license to market and sell all co-developed light producing devices for use in photodynamic therapy in the field of ophthalmology. See "--Strategic Collaborations."

    Where appropriate, the Company intends to seek additional arrangements with collaborative partners, selected for experience in disease applications or markets, to act as the marketing and sales arm for the Company and to establish distribution channels for the Company's drugs and devices. However, there can be no assurance that such collaborative arrangements can be negotiated or will be successful. See "--Risk Factors--Reliance on Collaborative Partners."

    The Company may also distribute its products directly or through independent distributors. The Company currently has limited capabilities and experience in marketing, sales and distribution of its products. See "--Risk Factors--Limited Manufacturing and Marketing Capability and Experience" and
Note 1 of Notes to Consolidated Financial Statements.

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company pursues a policy of seeking patent protection for its technology both in the United States and in selected countries abroad. The Company plans to prosecute, assert and defend its patent rights when appropriate. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

    The Company is currently the record owner of eighteen United States patents duly issued by the U.S. Patent and Trademark Office which expire 2010 through 2014, a majority of which relate to certain light delivery and measurement devices. Also in its name, the Company has a number of United States (and related foreign) patent applications filed and pending relating to certain light delivery and measurement devices. In addition, the Company has exclusive rights under fourteen issued United States patents, which expire from 2006 through 2016, and three issued foreign patent expiring in 2006, and under several pending United States patent applications (and related foreign patent applications), relating to certain photoreactive compounds. Additionally, issued in its name the Company has one foreign method patent which expires in 2013. Certain of the foregoing patents and patent applications are subject to certain governmental rights described below.

    The Company currently does not have any drug patents issued in its own name. The Company obtained its photoreactive compound patent rights, including rights to SnET2, through an exclusive License Agreement with Toledo. This agreement is the basis for the Company's core drug technology. See "--Strategic Collaborations" for a description of the Toledo agreement.

    The patent position of pharmaceutical and medical device firms generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that patent applications owned by or licensed to the Company will result in issued patents, that any issued patents will provide the Company with significant proprietary protection or competitive advantages or will not be infringed upon or designed around by others, will not be challenged by others and held to be invalid or unenforceable or that the patents of others will not have a material adverse effect on the Company.
See "--Risk Factors--Uncertainty Regarding Patents and Proprietary
Technology."

    The Company is aware that its competitors and other companies, institutions and individuals have been issued patents relating to photodynamic therapy. In addition, the Company's competitors and other companies, institutions and individuals may have filed patent applications or been issued patents relating to other potentially competitive products of which the Company is not aware. Further, the Company's competitors and other companies, institutions and individuals may in the future file applications for, or be granted licenses or otherwise obtain proprietary rights to, patents relating to other potentially competitive products. There can be no assurance that these existing or future patents or patent applications will not conflict with the Company's or its licensors' patents or patent applications. Such conflicts could result in a rejection of the Company's or its licensors' patent applications or the invalidation of their patents, which could have a material adverse effect on the Company's competitive position. In the event of such conflicts, or in the event the Company believes that such competitive products may infringe the patents owned by or licensed to the Company, the Company may pursue patent infringement litigation or interference proceedings against, or may be required to defend against litigation involving, holders of such conflicting patents or competing products. Such proceedings may materially adversely affect the Company's competitive position, and there can be no assurance that the Company will be successful in any such proceeding. Litigation and other proceedings relating to patent matters, whether initiated by the Company or a third party, can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, managerial and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties or require the Company to cease any related research and development activities or product sales. The Company does not have contractual indemnification rights against the licensors of the various drug patents. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and such claims are ultimately determined to be valid, the Company may be required to obtain licenses under patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

    The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets and know-how.

    It is the Company's policy to require its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The Company also requires signed confidentiality or material transfer agreements from any company that is to receive confidential data or proprietary compounds. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual while rendering services to the Company shall be assigned to the Company as the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information.

    Certain of the Company's research, including research relating to certain drug compounds covered by the License Agreement with Toledo, including SnET2, has been or is being funded in part by Small Business Innovation Research or National Institutes of Health grants. See "--Research and Development Programs." As a result of such funding, the United States Government has or will have certain rights in the inventions developed with the funding. These rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, the government has the right to require the Company to grant an exclusive license under any of such inventions to a third party if the government determines that (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs or (iii) such action is necessary to meet requirements for public use under federal regulations. Federal law requires that any exclusive licensor of an invention that was partially funded by federal grants (which is the case with the subject matter of certain patents issued in the Company's name or licensed from Toledo) agree that it will not grant exclusive rights to use or sell the invention in the United States unless the grantee agrees that any products embodying the invention will be manufactured substantially in the United States, although such requirement is subject to a discretionary waiver by the government. It is not expected that the government will exercise any such rights or that such exercise would have material impact on the Company.

GOVERNMENT REGULATION

    The research, development, manufacture, marketing and distribution of the Company's products are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products and medical devices are regulated by the FDA through the Food, Drug and Cosmetic Act ("FDC Act"). The FDC Act and various other federal and state statutes control and otherwise affect the development, approval, manufacture, testing, storage, records and distribution of drugs and medical devices. The Company is subject to regulatory requirements governing both drugs and devices.

    DRUG PRODUCTS. The FDA generally requires the following steps before a new drug product may be marketed in the United States: (i) preclinical studies (laboratory and animal tests); (ii) the submission to the FDA of an application for an IND exemption, which must become effective before human clinical trials may commence; (iii) adequate and well-conducted clinical trials to establish safety and efficacy of the drug for its intended use;
(iv) the submission to the FDA of a New Drug Application ("NDA"); and (v) review and approval of the NDA by the FDA before any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each new drug product, each drug manufacturing establishment must be registered with the FDA. Manufacturing establishments, both domestic and foreign, are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies and must comply with the FDA's current Good Manufacturing Practices ("GMP") regulations. The FDA will not approve an NDA until a preapproval inspection of the manufacturing facilities confirms that the drug is produced in accordance with current drug GMPs. In addition, drug manufacturing establishments in California must also be licensed by the State of California and must comply with manufacturing, environmental and other regulations promulgated and enforced by the California Department of Health Services.

    Preclinical studies include laboratory evaluation of product chemistry, conducted under Good Laboratory Practice ("GLP") regulations, and animal studies to assess the potential safety and efficacy of the drug and its formulation. The results of the preclinical tests are submitted to the FDA as part of the IND. Unless the FDA objects to the IND, the IND becomes effective 30 days following its receipt by the FDA.

    Clinical trials involve the administration of the investigational drug to human subjects under FDA regulations and other guidance commonly known as good clinical practice ("GCP") requirements and the supervision of a qualified physician. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as a part of the IND. Each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB"). The IRB considers, among other things, ethical factors, the safety of human subjects and the possible liability of the testing institution.

    Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I represents the initial introduction of the drug to a small group of humans to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence of effectiveness. Phase II involves studies in a limited sample of the intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and optimal dose range and to identify possible adverse effects and safety risks. Once a compound is found to have some efficacy and to have an acceptable safety profile in Phase II evaluations, Phase III clinical trials are initiated for definitive clinical safety and efficacy studies in a broader sample of the patient population at multiple study sites. The results of the preclinical and clinical testing are submitted to the FDA in the form of an NDA for marketing approval.

    Completing clinical trials and obtaining FDA approval for a new drug product is likely to take several years and require expenditure of substantial resources. If an NDA application is submitted, there can be no assurance that the FDA will approve the NDA in a timely manner, if at all. Even if initial FDA approval is obtained, further studies will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Also, the FDA requires post-market surveillance programs to monitor and report the drug's side effects. For certain drugs, the FDA may also, concurrent with marketing approval, seek agreement from the sponsor to conduct post-marketing ("Phase IV") studies to obtain further information about the drug's risks, benefits, and optimal use. Results of such monitoring and of Phase IV post-marketing studies may affect the further marketing of the product.

    Where appropriate, the Company may seek to obtain accelerated review and/or approval of products and to use expanded access programs that may provide broader accessibility and, if approved by the FDA, payment for an investigational drug product. These activities may include, but may not be limited to, pursuing programs such as treatment IND or parallel track IND classifications which allow expanded availability of an investigational treatment to patients not in the ongoing clinical trials, and seeking physician or cross-referenced INDs which allow individual physicians to use an investigational drug before marketing approval and for an indication not covered by the ongoing clinical trials. However, there can be no assurance that the Company will seek such avenues in all possible cases or in any individual case. Further, there can be no assurance that the Company will be able to obtain access to such avenues in a timely manner, if at all. If the Company is able to obtain access to any such avenue, there can be no assurance that an avenue will be successful or result in accelerated review or approval, or broader accessibility to, any of the Company's products.

    MEDICAL DEVICE PRODUCTS. The Company's medical device products are subject to government regulation in the United States and foreign countries. In the United States, the Company is subject to the rules and regulations established by the FDA requiring that the Company's medical device products are safe and efficacious and are designed, tested, developed, manufactured and distributed in accordance with FDA regulations.

    Under the FDC Act, medical devices are classified into one of three classes (i.e., class I, II, or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Safety and effectiveness can reasonably be assured for class I devices through general controls (e.g., labeling, premarket notification and adherence to GMPs) and for class II devices through the use of general and special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

    Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a premarket approval application ("PMA"). A PMA requires the completion of extensive clinical trials comparable to those required of new drugs and typically requires several years before FDA approval, if any, is obtained. A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or class II medical device, or to a class III medical device for which the FDA has not called for PMAs. Currently, devices indicated for use in photodynamic therapy, such as the Company's devices, regardless of classification, must be evaluated in conjunction with an IND as a combination drug-device product.

    COMBINATION DRUG-DEVICE PRODUCTS. Medical products containing a combination of drugs, devices or biological products may be regulated as "combination products." A combination product is generally defined as a product comprised of components from two or more regulatory categories (drug/device, device/biologic, drug/biologic, etc.) and in which the various components are required to achieve the intended effect and are labeled accordingly. Each component of a combination product is subject to the rules and regulations established by the FDA for that component category, whether drug, biologic or device. Primary responsibility for the regulation of a combination product depends on the FDA's determination of the "primary mode of action" of the combination product, whether drug, biologic or device.

    In order to facilitate premarket review of combination products, the FDA designates one of its centers to have primary jurisdiction for the premarket review and regulation of both components, in most cases eliminating the need to receive approvals from more than one center. The determination whether a product is a combination product or two separate products is made by the FDA on a case-by-case basis. Market approval authority for combination photodynamic therapy drug/device products is vested in the FDA Center for Drug Evaluation and Research (the "CDER") which is required to consult with the FDA Center for Devices and Radiological Health. As the lead agency, the CDER administers and enforces the premarket requirements for both the drug and device components of the combination product. The FDA has reserved the decision on whether to require separate submissions for each component until the product is ready for premarket approval. Although to date photodynamic therapy products have been categorized by the FDA as combination drug-device products, there can be no assurance that the Company's products currently under investigation or any future drug/device products will continue to be categorized for regulatory purposes as combination products, that they will not require separate drug and device submissions, or that they will not require separate approval by both centers.

    In the event that separate applications for approval are required in the future for photodynamic therapy devices, it may be necessary for the Company to submit a PMA or a 510(k) to the FDA for its photodynamic devices. Submission of a PMA would include the same clinical studies submitted under the IND to show the safety and efficacy of the device for its intended use in the combination product. A 510(k) notification would include information and data to show that the Company's device is substantially equivalent to previously marketed devices. There can be no assurance as to the exact form of the premarket approval submission required by the FDA or post-marketing controls for the Company's photodynamic therapy devices.

    POST-APPROVAL COMPLIANCE. Once a product is approved for marketing, the Company must continue to comply with various FDA, and in some cases Federal Trade Commission, requirements for design, safety, advertising, labeling, record keeping and reporting of adverse experiences associated with the use of a product. The FDA actively enforces regulations prohibiting marketing of products for non-approved uses. Failure to comply with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, failure of the government to grant premarket clearance, premarket approval or export certificates for devices or drugs, delays or suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    INTERNATIONAL. With regard to the marketing of photodynamic therapy drugs and devices outside the United States, the Company is subject to foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries. These regulations vary from country to country. Beginning in 1995, a new regulatory system to approve drug market registration applications was implemented in the European Union ("EU"). The system provides for new centralized, decentralized and national (member state by member state) registration procedures through which a company may obtain drug marketing registrations. The centralized procedure allows for expedited review and approval of biotechnology and high technology/innovative product marketing applications by a central Committee for Proprietary Medicinal Products that is binding on all member states in the EU. The decentralized procedure allows a company to petition individual EU member states to review and recognize a market application previously approved in one member state by the national route. There can be no assurance that the Company's drug products will qualify for the centralized review procedure or that the Company will be able to obtain a national market application that will be accepted by other EU member states. The Company's devices must also meet the new Medical Device Directive effective in Europe in 1998. The Directive requires that the Company's manufacturing quality assurance systems and compliance with technical essential requirements be certified with a CE Mark authorized by a registered notified body of an EU member state prior to free sale in the EU. Registration and approval of a photodynamic therapy product in other countries, such as Japan, may include additional procedures and requirements, nonclinical and clinical studies, and may require the assistance of native corporate partners.

    The time and expense required to gain approval for a product in another country may be more or less than that required for U.S. approval. There can be no assurance as to degree or extent of approval requirements or regulation of the Company's products in any country, or the effect of such requirements or regulations on the Company's ability to sell its products outside of the United States.

    OTHER LAWS; FUTURE LEGISLATION OR REGULATIONS. In addition to the regulations for drug or device approvals, the Company is subject to regulation under state, federal or other law, including regulations for worker occupational safety, laboratory practices, environmental protection and hazardous substance control. The Company continues to make capital and operational expenditures for protection of the environment in amounts which are not material. However, there can be no assurance that future expenditures will not have a material adverse effect on the Company. The Company may also be subject to other present and possible future local, state, federal and foreign regulation. There can be no assurance that any such regulations will not adversely affect the Company's business.

    Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States, combined with the continuing efforts of governmental authorities to contain or reduce costs of health care, may result in the enactment of national health care reform or other legislation or regulations that impose limits on the number and type of medical procedures which may be performed or which have the effect of restricting a physician's ability to select specific products for use in certain procedures. Such new legislation or regulations may materially adversely affect the demand for the Company's products. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state legislative proposals and regulations to implement greater governmental control in the health care industry. For example, the Clinton Administration and certain members of Congress have proposed health care reform legislation that may impose pricing or profitability limitations or other restrictions on companies in the health care industry. The announcement of such proposals may materially adversely affect the Company's ability to raise capital or to form collaborations, and the enactment of any such reforms could have a material adverse effect on the Company. In certain foreign markets, the pricing and profitability of health care products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for health care products or medical devices may adversely affect the Company's results of operations. From time to time, legislation or regulatory proposals are considered that could alter the review and approval process relating to pharmaceutical or medical device products. The Company is unable to predict the likelihood of adverse effects which might arise from future legislative or administrative action, either in the United States or abroad.

COMPETITION

    The pharmaceutical and medical device industries are characterized by extensive worldwide research and development efforts and rapid technological change. Competition from other domestic and foreign pharmaceutical or medical device companies and research and academic institutions in the areas of product development, product and technology acquisition, manufacturing and marketing is intense and is expected to increase. These competitors may succeed in obtaining approval from the FDA or other regulatory agencies for their products more rapidly than the Company. Competitors have also developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products.

    The Company believes that a primary competitive issue will be the performance characteristics of photoreactive drugs, including product efficacy and safety, as well as availability, price and patent position, among other issues. As the photodynamic therapy industry evolves, the Company believes that new and more sophisticated devices will be required and that the ability of any group to develop advanced devices will be of primary importance to market position. The Company believes that, after approval, competition will be based on product reliability, clinical utility, availability, price and patent position.

    The Company is aware of various competitors involved in the photodynamic therapy drug arena. The Company understands that these companies are conducting preclinical and/or clinical testing in various countries and for a variety of disease indications. One such company is QLT PhotoTherapeutics ("QLT"). The Company understands that QLT's drug Photofrin-Registered Trademark- has received marketing approval in certain countries for various specific disease indications. In addition, the Company is aware of competitors active in the commercialization of photodynamic therapy devices. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and substantially greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals and manufacturing and marketing. Further, the Company's competitive position could be materially adversely affected by the establishment of patent protection by its competitors. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by the Company or that would render the Company's technology and products less competitive or obsolete. See "--Risk Factors--Competition and Technological Uncertainty."

LIABILITY OR RECALL

    The use of the Company's products in clinical trials and the sale of such products may expose the Company to liability claims. These claims could be made directly by patients or consumers, or by companies, institutions or others using or selling such products. In addition, the Company is subject to the inherent risk that a governmental authority or third party may require the recall of one or more of the Company's products. The Company has not obtained liability insurance that would cover a claim relating to the use or recall of its products. In the absence of such insurance, claims made against the Company or a product recall could have a material adverse effect on the Company. In addition, there can be no assurance that, if the Company seeks insurance coverage in the future, such coverage will be available at a reasonable cost and in amounts sufficient to protect the Company against claims that could have a material adverse effect on the financial condition and prospects of the Company. Further, liability claims relating to the use of the Company's products or a product recall could negatively effect the Company's ability to obtain or maintain regulatory approval for its products. The Company has agreed to indemnify certain of its collaborative partners against certain potential liabilities relating to the manufacture and sale of SnET2 and photodynamic therapy light devices. See "--Strategic Collaborations."

EMPLOYEES

    As of March 14, 1997, the Company employed 134 individuals, approximately 58 of which were engaged in research and development, 39 were engaged in manufacturing and clinical activities and 37 in general and administrative activities. The Company believes that its relationship with its employees is good and none of the employees are represented by a labor union.

RISK FACTORS

    The Company does not provide forecasts of potential future operational or financial performance. While management of the Company is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its outlook. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by such statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

EARLY STAGE OF THE COMPANY AND ITS PRODUCTS

    The Company and its products are in an early stage of development. No revenues have been generated from sales of the Company's drugs and only limited revenues have been generated from sales of the Company's devices. The Company does not expect to achieve significant levels of revenues for at least several years. The Company's revenues to date have consisted, and for the foreseeable future are expected to consist, principally of grants awarded and payments for its devices which are purchased by others engaged in preclinical and clinical testing and research of photodynamic therapy drugs or by companies that distribute the devices and payments under research and development agreements, license fees, royalties, clinical reimbursements, milestone payments and interest income. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully research, develop, test, obtain regulatory approval, manufacture, introduce, market and distribute its products. The time frame necessary to achieve these goals for any individual product is long and uncertain. Most of the products currently under development by the Company will require significant additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. There can be no assurance that the Company's research or product development efforts or those of its collaborative partners will be successfully completed, that the drugs or devices currently under development will be successfully transformed into marketable products, that required regulatory approvals can be obtained, that products can be manufactured at an acceptable cost and with appropriate quality, that any approved products can be successfully marketed, or that any products that may be marketed will be favorably accepted. The likelihood of the Company's success must be considered in light of these and other problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business and the development and commercialization of new products, particularly pharmaceutical and medical device products. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Government Regulation."

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

    The Company has generated little revenue to date, has experienced operating losses since its inception in 1989 and has not yet achieved profitability. As of December 31, 1996, the Company had an accumulated deficit of approximately $50.6 million. These losses have resulted primarily from the Company's research and development programs, the funding of preclinical and clinical testing and regulatory activities and the general and administrative expenses associated with these activities. The Company anticipates incurring substantial and increasing losses over at least the next several years. The extent of losses and the time required to reach profitability are highly uncertain. To achieve sustained profitable operations, the Company, alone or with collaborative partners, must successfully research, develop, test, obtain regulatory approval, manufacture, introduce, market and distribute its products. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. Moreover, if profitability is achieved, the level of that profitability cannot be accurately predicted. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNPROVEN SAFETY AND EFFICACY; CLINICAL TRIALS

    All drug and device products currently under development by the Company will require extensive preclinical and clinical testing prior to regulatory approval for commercial use. None of the Company's products have completed testing for efficacy or safety in humans. There can be no assurance that such testing will demonstrate that SnET2 or any other of the Company's products is safe or efficacious or that testing for any of the Company's compounds currently under development will be commenced or completed successfully within any specified time period, if at all. Further, there can be no assurance that clinical data reported by the Company will not change as a result of the continuing evaluation of patients. Data obtained from preclinical and clinical trials are subject to varying interpretations which can delay, limit or prevent approval by the FDA or other regulatory authorities. There can be no assurance that the Company will not encounter problems in research and development, preclinical testing or clinical trials that will cause the Company to delay, suspend or cancel clinical trials. Many potential pharmaceutical and medical device products that achieve promising results in preclinical tests and clinical trials fail to demonstrate sufficient safety or efficacy to warrant approval by the FDA or other regulatory authorities, and there can be no assurance that any of the Company's potential products will obtain the required approvals or, if approved, will obtain sufficient market acceptance to become commercially successful. Moreover, as a result of changing market, clinical or regulatory conditions, or clinical trial results, the Company's focus may shift to other indications, or it may be determined not to further pursue one or more of the indications currently being pursued. See "--Government Regulation."

    To date, the Company has very limited experience in conducting clinical trials. The Company will either need to rely on third parties, including its collaborative partners, to design and conduct any required clinical trials or expend resources to hire additional personnel to administer such clinical trials. There can be no assurance that the Company will be able to find appropriate third parties to design and conduct clinical trials or that it will have the resources to hire personnel to administer clinical trials in-house.

RELIANCE ON COLLABORATIVE PARTNERS

    The Company has entered into collaborative relationships with certain corporations and academic institutions in connection with the research and development, preclinical and clinical testing, licensing, manufacturing and distribution of its products. In July 1995, the Company entered into a collaborative agreement with Pharmacia & Upjohn, Inc. pursuant to which the Company granted to Pharmacia & Upjohn an exclusive worldwide license to use, distribute and sell SnET2 for therapeutic or diagnostic applications in the area of photodynamic therapy. See "--Strategic Collaborations." The amount of royalty revenues and other payments, if any, ultimately received by the Company with respect to sales of SnET2 is dependent, in part, on the amount and timing of resources Pharmacia & Upjohn commits to research and development, clinical testing and regulatory and marketing activities, which are entirely within the control of Pharmacia & Upjohn. The resources committed by Pharmacia & Upjohn in these areas will depend on Pharmacia & Upjohn's own competitive, marketing and strategic considerations, including the relative advantages of alternative products or therapies developed and marketed by Pharmacia & Upjohn or competitors. There can be no assurance that Pharmacia & Upjohn will pursue the development and commercialization of SnET2 or that Pharmacia & Upjohn will perform its obligations as expected. In addition, the Company is collaborating with Boston Scientific and Cordis with respect to the development of catheters for use in photodynamic therapy. The Company has not entered into any definitive collaborative agreement with either of these companies. No assurance can be given that these additional collaborations will culminate in definitive collaborative agreements or marketable products or will otherwise be successful. Also, there can be no assurance that Iridex and Ramus will continue to pursue the development of devices for use in photodynamic therapy in the fields of ophthalmology and cardiology, respectively or that such development will result in marketable products .

    In addition, the Company is currently at various stages of discussions with other companies regarding the establishment of various collaborations. The Company's current and future collaborations are important to the Company because they allow the Company greater access to funds, to research, development or testing resources and to manufacturing, sales or distribution resources than it would otherwise have, and the Company intends to continue to rely on such collaborative arrangements. However, there can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future or that such future or existing collaborative arrangements will be successful or result in products that are marketed or sold. In addition, there can be no assurance that such collaborative relationships will not limit or restrict the Company in any way. Further, there can be no assurance that the Company's collaborative partners will not develop or pursue alternative technologies either on their own or in collaboration with others, including the Company's competitors, as a means of developing or marketing products for the diseases targeted by the collaborative programs and the Company's products. See "--Strategic Collaborations."

ADDITIONAL FINANCING REQUIREMENTS AND UNCERTAINTY OF CAPITAL FUNDING

     The Company has incurred negative cash flows from operations since its inception and has expended substantial funds in connection with its research and development programs and preclinical and clinical testing. The Company may require substantial funding to continue or undertake its research and development activities, preclinical and clinical testing and manufacturing, marketing, sales, distribution and administrative activities. There can be no assurance that the Company's existing capital resources, together with the proceeds from future offerings and future cash flows, will be sufficient to fund the Company's future operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COMPETITION AND TECHNOLOGICAL UNCERTAINTY

     Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and substantially greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals and manufacturing and marketing. Further, the Company's competitive position could be materially adversely affected by the establishment of patent protection by its competitors. There can be no assurance that the Company's existing competitors or other companies will not succeed in developing technologies and products that are more effective or affordable than those being developed by the Company or that would render the Company's technology and products less competitive or obsolete. See "--Patents and Proprietary Technology" and "--Competition."

     The Company's products are subject to the risks of failure inherent in the development and testing of products based on innovative technologies. These risks include the possibilities that this technology or any or all of the Company's products may be found to be ineffective or to have unanticipated limitations or otherwise fail.

GOVERNMENT REGULATION

     The production and marketing of the Company's products and its ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States, including the FDA, and in other countries. All drugs and most medical devices developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process administered by the FDA under the FDC Act, and comparable foreign authorities before they can be marketed. These processes involve substantial cost and can take many years. The Company has limited experience in, and limited resources available to commit to, regulatory activities. Failure to comply with the applicable regulatory requirements can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution.

     The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. In addition, delays or rejections may be encountered due to, among other reasons, regulatory review of each submitted new drug, device or combination drug/device application or product license application, as well as changes in regulatory policy during the period of product development. Similar delays may also be encountered in foreign countries. To date, no pharmaceutical product candidate being developed by the Company has been submitted for approval or has been approved by the FDA or any other regulatory authority for marketing, and there can be no assurance that, even after investing substantial time and expense, regulatory approval will be obtained for any products developed by the Company. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and the facilities in which the product is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market and litigation. Although to date photodynamic therapy products have been categorized by the FDA as combination drug-device products, there can be no assurance that the Company's products currently under investigation or any future drug/device products will continue to be categorized for regulatory purposes as combination products, that they will not require separate drug and device submissions, or that they will not require separate approval by regulatory authorities. See "--Government Regulation."

REIMBURSEMENT

     The Company's ability to commercialize its products successfully may depend in part on the extent to which reimbursement for such products and related treatment will be available from corporate partners, government health administration authorities, private health insurers, managed care entities and other organizations. Such payors are increasingly challenging the price of medical products and services and establishing protocols and formularies which effectively limit physicians' ability to select products and procedures. Uncertainty exists as to the reimbursement status of health care products (especially innovative technologies), and there can be no assurance that adequate reimbursement coverage will be available to enable the Company to achieve market acceptance of its products or to maintain price levels sufficient for realization of an appropriate return on its products.

LIMITED MANUFACTURING AND MARKETING CAPABILITY AND EXPERIENCE

     To be successful, the Company's products must be manufactured in commercial quantities under current GMP prescribed by the FDA and at acceptable costs. Although the Company intends to manufacture drugs and devices, the Company has not yet manufactured any products in commercial quantities under GMP and has no experience in such commercial manufacturing. The Company will need to expand its manufacturing capabilities and/or depend on its collaborators, licensees or contract manufacturers for the commercial manufacture of its products. In the event the Company determines to expand its manufacturing capabilities, it will require the expenditure of substantial funds, the hiring and retention of significant additional personnel and compliance with extensive regulations applicable to such expansion. There can be no assurance that the Company will be able to expand such capabilities successfully or that it will be able to manufacture products in commercial quantities for sale at competitive prices. Further, there can be no assurance that the Company will be able to enter into manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If the Company is not able to expand its manufacturing capabilities or enter into additional commercial manufacturing agreements, it could be materially and adversely affected. See "--Strategic Collaborations" and "--Manufacturing."

     The Company has limited experience in marketing, distributing and selling pharmaceutical products, and will need to develop a sales force or rely on its collaborators or licensees or make arrangements with others to provide for the marketing, distribution and sale of its products. There can be no assurance that the Company's marketing, distribution and sales capabilities or current or future arrangements with third parties to perform such activities will be adequate for the successful commercialization of its products. See "--Strategic Collaborations" and "--Marketing, Sales and Distribution."

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's success will depend, in part, on its and its licensors' ability to obtain, assert and defend its patents, protect trade secrets and operate without infringing the proprietary rights of others. The Company has filed applications for or has been issued U.S. and foreign patents a majority of which relate to its light delivery and measurement devices, and the Company has an exclusive license under patent applications or patents of others relating to certain photoreactive compounds. Such issued U.S. patents expire from 2006 through 2014. Certain of the foregoing patents and patent applications are subject to certain governmental rights. The exclusive license to the Company under various drug patents, including patents relating to its leading drug candidate SnET2, provides that the licensors may elect that the license become non-exclusive if the Company fails to satisfy certain development and commercialization objectives. Although the Company believes it should be able to achieve such objectives, there can be no assurance that the Company will be successful. The patent position of pharmaceutical and medical device firms generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that the patent applications owned by or licensed to the Company will result in issued patents, that any issued patents will provide the Company with proprietary protection or competitive advantages, will not be infringed upon or designed around by others, will not be challenged by others and held to be invalid or unenforceable or that the patents of others will not have a material adverse effect on the Company. See "--Strategic Collaborations."

     The Company is aware that its competitors and other companies, institutions and individuals have been issued patents relating to photodynamic therapy. In addition, the Company's competitors and other companies, institutions and individuals may have filed patent applications or been issued patents relating to other potentially competitive products of which the Company is not aware. Further, the Company's competitors and other companies, institutions and individuals may in the future file applications for, or be granted or license or otherwise obtain proprietary rights to, patents relating to other potentially competitive products. There can be no assurance that these existing or future patents or patent applications will not conflict with the Company's or its licensors' patents or patent applications. Such conflicts could result in a rejection of the Company's or its licensors' patent applications or the invalidation of their patents, which could have a material adverse effect on the Company's competitive position. In the event of such conflicts, or in the event the Company believes that such competitive products may infringe the patents owned by or licensed to the Company, the Company may pursue patent infringement litigation or interference proceedings against, or may be required to defend against litigation involving, holders of such conflicting patents or competing products. Such proceedings may materially adversely affect the Company's competitive position, and there can be no assurance that the Company will be successful in any such proceeding. Litigation and other proceedings relating to patent matters, whether initiated by the Company or a third party, can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, managerial and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties or require the Company to cease any related research and development activities or product sales. The Company does not have contractual indemnification rights against the licensors of the various drug patents. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and such claims are ultimately determined to be valid, the Company may be required to obtain licenses under patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

     The Company also seeks to protect its proprietary technology and processes in part by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. Certain of the research activities relating to the development of certain of the patents owned by or licensed to the Company were funded, in part, by agencies of the United States government. When the United States government participates in research activities, it retains certain rights that include the right to use the resulting patents for government purposes under a royalty-free license. See "--Research and Development Programs" and "--Patents and Proprietary Technology."

DEPENDENCE UPON KEY PERSONNEL AND CONSULTANTS

     The Company's ability to successfully develop its products, manage growth and maintain a competitive position will depend in large part on its ability to attract and retain highly qualified scientific, management and other personnel and to develop and maintain relationships with leading research institutions and consultants. The Company is highly dependent upon principal members of its management, key employees, scientific staff and consultants which the Company may retain from time to time. Competition for such personnel and relationships is intense, and there can be no assurance that the Company will be able to continue to attract and retain such personnel. The Company's consultants may be affiliated or employed by others, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to the Company. Inventions or processes discovered by such persons will not necessarily become the property of the Company and may remain the property of such persons or others. See Item 10, "Directors and Executive Officers."

DEPENDENCE UPON SUPPLIERS

     The Company currently depends upon outside suppliers, contracted or otherwise, for certain raw materials and components for its products. There can be no assurance that such raw materials or components will continue to be available to the Company's standards or on acceptable terms, if at all, or that alternative suppliers will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that the Company will be able to produce needed materials or components in-house in a timely manner or in sufficient quantities to meet the needs of the Company, if at all. Although most of the Company's raw materials and components are available from various sources, the Company is currently dependent on single, contracted sources for certain key materials or services used by the Company in its drug development, light producing and light delivery device development and production operations. Although the Company has entered into agreements with these suppliers, there can be no assurance that these arrangements will be successful or that the Company will not encounter delays or other problems which may materially adversely affect its business. See "--Strategic Collaborations" and "--Manufacturing."

ENVIRONMENTAL MATTERS

     The Company is subject to federal, state, county and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storage and disposal of materials that are classified as hazardous. The Company's safety procedures for handling, storage and disposal of such materials are designed to comply with the standards prescribed by applicable laws and regulations. However, there can be no assurance that the Company will not be involved in contamination or injury from these materials. In the event of such an occurrence, the Company could be held liable for any damages that result, and any such liability could materially and adversely affect the Company. Further, there can be no assurance that the cost of complying with these laws and regulations will not increase materially in the future. See "--Government Regulation."

CONTROL BY OFFICERS AND DIRECTORS

     As of March 14, 1997, the Company's officers and directors beneficially own approximately 32.8% of the outstanding Common Stock (approximately 44.7% is beneficially owned if all options granted to such officers and directors become vested and are exercised). These shareholders will be able to elect a substantial number of the Company's directors and will have the ability to influence significantly the Company and the direction of its business and affairs. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company, which could adversely affect the market price for the Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

OUTSTANDING OPTIONS AND WARRANTS

     As of March 14, 1997, there were outstanding options to purchase 2,421,088 shares of Common Stock at a weighted average exercise price of $14.16 per share, and warrants to purchase 1,634,471 shares of Common Stock at a weighted average exercise price of $10.53 per share. The exercise of these options and warrants would result in significant book value and earnings dilution to existing shareholders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" and Notes 3 and 4 of Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

     The Company has entered into three leases for approximately 65,500 square feet of office and laboratory space in Santa Barbara, California. The first lease for approximately 18,300 square feet of space was entered into in 1992 at a base rent of approximately $16,000 per month. The rent is adjusted annually based on increases in the consumer price index, and the rent is $18,100 per month in 1997. This lease expires in October 1997, subject to the Company's option to extend the lease for a three year term upon six months notice to lessor. The facility is equipped and licensed to allow certain laboratory testing and manufacturing. The Company manufactures and distributes its active SnET2 drug substance from this facility.

     In the second half of 1996, the Company entered into two additional leases for approximately 47,200 square feet of office, laboratory and manufacturing space. The current base rent for these two leases totals approximately $45,700 per month. Each lease provides for rent to be adjusted annually based on increases in the consumer price index. These leases expire in August 1999, subject to the Company's option to extend them for a three year term upon six months notice to lessor. Each leased property is located in a business park and is subject to a master lease. The Company manufactures its light producing and light delivery devices and performs research and development of drugs, light delivery and light producing devices from this facility. The Company will continue to incur additional costs for the construction of the laboratories and office space associated with these new facilities.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not currently party to any material litigation or proceeding and is not aware of any material litigation or proceeding threatened against it.

     During 1996, the Company and two of its executive officers responded to subpoenas from the Securities and Exchange Commission (the "SEC") to provide certain information and documents and to testify in the matter of "TRADING IN THE SECURITIES OF THE UPJOHN COMPANY" (HO 3129). Although the breadth and nature of this investigation is not known, neither the SEC nor its staff has given any indication that it intends to make any allegations or bring any claims against the Company or any of its directors or officers, and, after completion of its own internal inquiries, the Company continues to believe that neither it nor any of its officers or directors has engaged in any inappropriate activity. The Company and management are cooperating fully with the investigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol PDTI. From April 11, 1995 through August 29, 1995, the Common Stock was traded on The Nasdaq SmallCap Market. At the close of business on August 29, 1995, the Common Stock ceased trading on The Nasdaq SmallCap Market and on August 30, 1995 commenced trading on The Nasdaq National Market. The following table sets forth high and low sales prices per share of Common Stock as reported on The Nasdaq National Market based on published financial sources, for the period commencing on August 30, 1995, and the high and low bid prices of the Common Stock on The Nasdaq SmallCap Market for the period from April 11, 1995 to August 29, 1995. The Nasdaq SmallCap Market prices reflect inter-dealer prices, without mark-up, mark-down or commission and may not reflect actual transactions.

                                                       HIGH         LOW
                                                     --------    --------
1996
  First quarter . . . . . . . . . . . . . . . . . .  $  62.00    $  47.00
  Second quarter. . . . . . . . . . . . . . . . . .     60.75       33.00
  Third quarter . . . . . . . . . . . . . . . . . .     39.00       26.75
  Fourth quarter. . . . . . . . . . . . . . . . . .     33.50       22.38
1995
  Second quarter (from April 11). . . . . . . . . .  $  25.33    $  10.67
  Third quarter (through August 29) . . . . . . . .     38.67       21.17
  Third quarter (from August 30). . . . . . . . . .     43.00       33.00
  Fourth quarter. . . . . . . . . . . . . . . . . .     74.25       32.50

     As of March 14, 1997, there were approximately 232 stockholders of record of the Common Stock. The Company has never paid dividends, cash or otherwise, on its capital stock and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the growth and development of its business. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company's bank credit line prohibits the payment of dividends on the Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data set forth below for each of the three years in the period ended December 31, 1996 and the consolidated balance sheet data set forth below at December 31, 1995 and 1996 are derived from the consolidated financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors, and which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 1992 and 1993 and the consolidated balance sheet data at December 31, 1992, 1993 and 1994 are derived from audited consolidated financial statements not included herei n. The data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes listed under Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

                                                        Year Ended December 31,
                                  -------------------------------------------------------------------
                                            (in thousands, except share and per share data)
                                      1996          1995          1994          1993          1992
                                  -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Revenues ........................ $     3,598   $       521   $       130   $       503   $     2,444
Costs and expenses...............      22,113        12,416         9,350         7,636         4,780
                                  -----------   -----------   -----------   -----------   -----------
Loss from operations.............     (18,515)      (11,895)       (9,220)       (7,133)       (2,336)
Interest income (expense)........       2,373           185          (259)         (134)            5
                                  -----------   -----------   -----------   -----------   -----------
Net loss......................... $   (16,142)  $   (11,710)  $    (9,479)  $    (7,267)  $    (2,331)
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Net loss per share (1) .......... $     (1.37)  $     (1.19)  $     (1.04)  $     (0.85)  $     (0.29)
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------
Shares used in computing net
loss per share (1) ..............  11,786,429     9,861,212     9,115,926     8,508,882     8,117,216
                                  -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------

                                                             December 31,
                                  -------------------------------------------------------------------
                                      1996          1995          1994          1993          1992
                                  -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Cash and marketable securities... $    52,098   $     8,886   $     1,483   $     4,979   $     2,783
Working capital..................      51,519         6,403          (882)        2,705         2,548
Total assets.....................      59,886        11,259         3,545         7,254         4,473
Long-term obligations ...........          21           203           778         3,164            91
Accumulated deficit..............     (50,645)      (34,503)      (22,793)      (13,314)       (6,047)
Total shareholders' equity.......      56,717         8,167           150         1,548         3,374


(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

GENERAL

     Since its inception, the Company has been principally engaged in the research and development of drugs and medical device products for use in photodynamic therapy. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $50.6 million as of December 31, 1996. The Company expects to continue to incur substantial and increasing operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and regulatory activities and the costs of manufacturing and administrative activities.

     The Company's revenues primarily reflect income earned from licensing agreements, contracts, grants, and device product sales. Device product sales represent limited sales of photodynamic therapy devices (e.g. light producing devices and light delivery and measurement devices), sold both domestically and internationally, to researchers and an OEM distributor. To date, the Company has received no revenue from the sale of drug products, and the Company is not permitted to engage in commercial sales of drugs or devices until such time, if ever, as the Company receives requisite regulatory approvals. As a result, the Company does not expect to record significant product sales until such approvals are received.

     Until the Company commercializes its product(s), the Company expects revenues to continue to be attributed to grants, contracts, licensing agreements and device product sales for research use. The Company anticipates that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, the Company's ability to successfully manufacture, market and distribute its drug products and device products and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of some of its products. The Company anticipates its operating activities will result in substantial net losses for several more years.

     The Company is conducting Phase II/III clinical trials for three indications in the oncology area; has initiated a Phase I/II clinical trial in ophthalmology, is preparing to initiate additional Phase I/II clinical trials in the urology, oncology and dermatology areas; and is conducting preclinical studies in oncology, ophthalmology, urology, dermatology, gynecology and cardiology. See Item 1, "Business--Targeted Diseases and Clinical Trials" and "--Risk Factors."

     The Company has awarded, and may award in the future, stock options that vest upon the achievement of certain milestones. Under Accounting Principals Board Opinion No. 25, such options are accounted for as variable stock options. As such, until the milestone is achieved (but only after it is determined to be probable), deferred compensation is recorded in an amount equal to the difference between the fair market value of the Common Stock on the date of determination less the option exercise price and is adjusted from period to period to reflect changes in the market value of the Common Stock. Deferred compensation, as it relates to a particular milestone, is amortized over the period between when achievement of the milestone becomes probable and when the milestone is estimated to be achieved. Amortization of deferred compensation could result in significant additional compensation expense being recorded in future periods based on the market value of the Common Stock from period to period.

     Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of the variable stock options covering 400,000 shares of Common Stock. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable options and therefore alleviates the impact of deferred compensation fluctuating in future periods based on changes in the per share market value from period to period. As of December 31, 1996, options covering 227,500 shares with an exercise price of $34.75 per share, have vested. The remaining unvested shares will vest in the years 1997 through 2000.

RESULTS OF OPERATIONS

     The following table provides a summary of the Company's revenues for the years ended 1996, 1995 and 1994:

--------------------------------------------------------------------
Consolidated Revenues           1996          1995           1994
--------------------------------------------------------------------
Product sales............  $      5,000  $      37,000  $     28,000
Grants and contracts.....       577,000        445,000        95,000
Royalties................        73,000         39,000         7,000
License..................     2,943,000             --            --
--------------------------------------------------------------------
--------------------------------------------------------------------
Total revenue............  $  3,598,000  $     521,000  $    130,000
--------------------------------------------------------------------
--------------------------------------------------------------------

     REVENUES. The Company's revenues increased from $130,000 in 1994 to $521,000 in 1995 and increased to $3,598,000 in 1996. The increase for the year ended December 31, 1996 relates to the increase in license income which was $2,943,000 in 1996 compared to no license income for 1995. The increase in license income is due to the commencement in 1996 of the billing for the reimbursement of clinical costs in conjunction with the license agreement entered into in July 1995 with Pharmacia & Upjohn. The Company anticipates recording license income for the reimbursement of clinical costs throughout 1997 and beyond. Although the level of such income may fluctuate in the future depending on the amount of clinical costs incurred. See Item 1,
"Business--Strategic Collaborations."   In 1994 and continuing through 1996,
the Company decreased its custom device order activities so as to direct its resources toward device production in support of its clinical trials and drug product development, which resulted in decreased device product sales. The increase in revenues of $391,000 from 1994 to 1995, related directly to $290,000 in increased grant income. Grant income increased to $550,000 for 1996. Revenues from grants may be an ongoing source of revenue in the future depending on grant awards received by the Company.

     COST OF GOODS SOLD. Cost of goods sold decreased from $81,000 in 1994 to $67,000 in 1995 and to $5,000 in 1996. This represents negative margins of ($53,000) and ($30,000) in 1994 and 1995, respectively, and break-even margins in 1996. The decrease in cost of goods sold from 1994 through 1996 is due to the reduction in unit volume based on the Company's decrease in custom device order activity due to its decision to allocate its manufacturing resources to supporting its preclinical and clinical programs. The Company expects gross margins to be insignificant until the Company commences commercial sales of its products.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased from $7.0 million in 1994 to $8.8 million in 1995 and to $15.7 million in 1996. These ongoing increases in research and development expenses reflect increased research staffing, facilities and preclinical and clinical testing of the Company's drug and device development programs. The increase in research and development expense from 1994 through 1996 was primarily due to significant increases in (i) costs associated with the development of drug formulation, (ii) costs associated with the purchase of raw materials and supplies for the production of clinical devices and drug product for use in clinical trials, (iii) payroll costs due to the growth of research and development personnel and (iv) compensation expense associated with non-variable and variable stock options which vest upon achievement of milestones related to research and development. The Company anticipates future research and development expenses to increase as the Company expands its research and development programs which include the increased hiring of personnel and continued expansion of preclinical and clinical testing.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $2.3 million in 1994 to $3.5 million in 1995 and to $6.4 million in 1996. The increase from 1994 through 1996 relates primarily to (i) the increase in costs associated with professional services received from financial and investor consultants, attorneys, and public and media relations, (ii) payroll costs due to the addition of administrative and corporate personnel and (iii) costs associated with non-variable and variable stock option compensation expense. The Company expects future selling, general and administrative expenses to continue to grow as a result of the increased support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and financial consultants and general corporate matters as well as the other factors described above.

     INTEREST INCOME. Interest income increased from $74,000 in 1994 to $338,000 in 1995 and to $2.4 million in 1996. The increase in interest income during 1995 and 1996 resulted from the investment of proceeds received from the Company's initial public offering in April 1995, Pharmacia & Upjohn's $12 million investment in the Common Stock in July 1995 and the Company's secondary public offering in April 1996.

     INTEREST EXPENSE. Interest expense decreased from $333,000 in 1994 to $153,000 in 1995 and to $34,000 in 1996. The decrease in interest expense from 1994 through 1996 resulted primarily from the conversion of the Company's convertible notes to Common Stock (approximately 79% were converted in December 1994, 18% were converted during 1995 and the remaining 3% were converted during 1996) and the payoff of the Company's $1.0 million line of credit in 1995.

     As of December 31, 1996, the Company had approximately $49.5 million of net operating loss carryforwards for federal income tax purposes, which expire at various dates from the years 2002 through 2011. In addition, the Company has approximately $2.3 million of research and development and alternative minimum tax credit carryforwards available for federal and state tax purposes. The Company also has a state net operating loss tax carryforward of $12.9 million which expires at various dates from the years 1997 to 2001. Under Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited based on changes in the percentage ownership of the Company. The Company's ability to utilize the net operating loss carryforwards, without limitation, is uncertain.

     The Company does not believe that inflation has had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception through December 31, 1996, the Company has accumulated a deficit of approximately $50.6 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of common and preferred stock, private placements of convertible notes and short term notes, its initial public offering, Pharmacia & Upjohn's purchase of Common Stock and a secondary public offering. As of December 31, 1996, the Company had received proceeds from the sale of equity securities and convertible notes of approximately $110.7 million. In addition, the Company has financed a portion of its leasehold improvements and certain equipment through capital lease obligations, a leasehold improvement loan and a bank line of credit. The Company has available a $1.0 million bank line of credit which has a variable rate of interest based on the bank's lending rate (7.8% as of December 31, 1996), which expires on January 31, 1998, and is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions, including a prohibition on the payment of dividends. The Company presently has no outstanding borrowings under the line of credit.

     In April 1996, the Company completed a secondary public offering of 1,500,000 shares of Common Stock at $48 per share. The offering provided net proceeds to the Company of approximately $65.3 million. These proceeds are anticipated to be used to fund preclinical and clinical testing, research and development and the balance for general corporate activities. Pending such uses, the Company has invested the net proceeds in short-term, interest-bearing obligations which primarily consist of marketable securities with domestic corporate issuers collateralized by U.S. Government securities.

     In July 1996, the Company's Board of Directors authorized the purchase of up to 600,000 shares of the Company's Common Stock. During 1996, the Company repurchased 138,500 shares at a cost of $3.9 million under this repurchase program. As of December 31, 1996, all shares repurchased were retired.

     In connection with the licensing agreement with Pharmacia & Upjohn entered into in July 1995, the Company has recorded as license income for the reimbursement of clinical costs of $2.9 million in 1996. No license income associated with the reimbursement of clinical costs was recorded in 1995.
The Company anticipates recording license income for the reimbursement of clinical costs throughout 1997 and beyond.

     For 1994, 1995 and 1996, the Company required cash for operations of $7.8 million, $7.8 million and $15.1 million, respectively. The increase in cash used in operations from 1994 through 1996 was primarily due to an increase in operating activities associated with the continued expansion of preclinical and clinical testing, the increase in research and development programs, personnel and the increase in general corporate activities. For 1994, 1995 and 1996, the Company received net cash from its financing activities of $4.7 million, $15.8 million and $62.2 million, respectively. The 1995 and 1996 increases resulted from proceeds from the sale of Common Stock in the Company's initial public offering in April 1995, Pharmacia & Upjohn's investment in the Common Stock of the Company in July 1995 and the Company's secondary public offering in April 1996. During 1994, the Company received funding from a private placement of securities and a convertible debenture offering.

     The Company invested a total of $2.2 million in property and equipment from 1994 through 1996. During 1996, the Company entered into two new lease agreements for additional facilities. The addition of these new facilities increased the Company's equipment costs due to the expansion of its laboratories and office space and the purchase of equipment for this new space. The Company expects to continue to purchase significant property and equipment during 1997 as the Company expands its preclinical, clinical and research and development activities and continues its laboratory and office construction in its new facilities. Since inception, the Company has entered into capital lease agreements for approximately $184,000 of equipment, consisting primarily of laboratory equipment. The Company expects to continue to lease equipment from time to time as needed, when and if financing resources become available at acceptable terms to the Company.

     The Company's capital requirements will depend on numerous factors, including the progress and magnitude of the Company's research and development programs, preclinical testing and clinical trials, the time involved in obtaining regulatory approvals, the cost involved in filing and maintaining patent claims, technological advances, competitor and market conditions, the ability of the Company to establish and maintain collaborative arrangements, the cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements.

     The Company may require substantial funding to continue its research and development activities, preclinical and clinical testing and manufacturing, marketing, sales, distribution and administrative activities. The Company has raised funds in the past through the public or private sale of securities, and may contemplate raising funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the Company's preclinical and clinical testing. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to products developed by the Company. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, preclinical and clinical testing and administrative activities and the Company's business and financial results and condition would be materially adversely affected. See
Item 1, "Business--Risk Factors--Additional Financial Requirements and Uncertainty of Capital Funding."

     Except for the historical information herein, the matters discussed in this report are deemed forward-looking statements under federal securities laws that involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements depending on a number of factors including, among other things, the risks, uncertainties and other factors detailed in Item 1, "Business--Risk Factors."

ITEM 8.   FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

     The Report of Independent Accountants and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements of the Company that are filed as part of this Report are listed under Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages 43 through 57 immediately following the signature page of this Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND DISCLOSURE

     None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of the Company.


NAME                          AGE                                POSITION
---------------------------  ---- ---------------------------------------------------------------------
Gary S. Kledzik, Ph.D......   47   Chairman of the Board and Chief Executive Officer
Daniel R. Doiron, Ph.D.....   46   Director, Vice President of Technology and President of
                                     PDT Systems, Inc.
David E. Mai ..............   52   Director, President of PDT, Inc., President of PDT
                                     Pharmaceuticals, Inc. and President of PDT Cardiovascular, Inc.
John M. Philpott...........   36   Chief Financial Officer, Controller, Treasurer and Assistant Secretary
Charles T. Foscue..........   48   Director
Michael D. Farney..........   53   Director
Donald K. McGhan...........   63   Director
Raul E. Perez, M.D. .......   47   Director

     GARY S. KLEDZIK, PH.D. is a founder of the Company and has served as a director since its inception in June 1989. He served as President of the Company from June of 1989 to May of 1996. He has been Chairman of the Board of Directors since July 1991 and Chief Executive Officer since September 1992. Dr. Kledzik held the office of President of PDT Pharmaceuticals, Inc. since its formation until July 1996. Prior to joining the Company, Dr. Kledzik was Vice President of the Glenn Foundation for Medical Research. His previous experience includes serving as General and Research Manager for an Ortho Diagnostic Systems, Inc. division of Johnson & Johnson, Vice President of Immulok, Inc. a cancer and infectious disease biotechnology company which he co-founded and which was acquired by Johnson & Johnson in 1983, Laboratory Director for Endocrine Sciences in Los Angeles and Adjunct Research Scientist at the University of California at Los Angeles. Dr. Kledzik holds a B.S. in Biology and a Ph.D. in Physiology from Michigan State University.

     DANIEL R. DOIRON, PH.D. is a founder of the Company and has served as Vice President of Technology or Chief Scientist and a director of the Company, and as President of the PDT Systems, Inc. subsidiary, since the Company's inception in June 1989. Dr. Doiron was the principal officer of Laserguide, Inc., the custom laser, fiber optic and accessory firm which he founded in January 1984 and which was acquired by the Company in August 1989.
 Dr. Doiron's prior experience includes positions as Research Associate at the Institute of Physics and Imaging Science at the University of Southern California, Director of Photophysics Laboratory at Children's Hospital of Los Angeles and Assistant Professor of Research at the USC School of Medicine.
He holds B.S. and M.S. degrees in Nuclear Engineering and a Ph.D. degree in Chemical Engineering from the University of California at Santa Barbara.

     DAVID E. MAI has served as President of the Company since May 1996, President of PDT Cardiovascular, Inc. since September 1992 and President of PDT Pharmaceuticals, Inc. since July 1996. Mr. Mai served as Vice President of Corporate Development for the Company from March 1994 until May 1996. Mr. Mai became associated with PDT, Inc. in July 1990 as a consultant assisting with technology and business development. He joined the Company in 1991, serving as New Product Program Manager from February 1991 to July 1992 and as Clinical Research Manager from July 1992 to September 1992. Prior to joining the Company, Mr. Mai was Director of the Intravascular Ultrasound Division of Diasonics Corporation from 1988 to 1989. Previously, Mr. Mai served as Director of Strategic Marketing for Boston Scientific Corporation's Advanced Technologies Division, Vice President of Stanco Medical and Sales Engineer with Hewlett-Packard

Medical Electronics. Mr. Mai's early career in the hospital/clinical field included positions as Manager of Cardiology Department and Clinical and Research Associate in Cardiology at Fresno Community Hospital. Mr. Mai received his cardiopulmonary training in the U.S. Navy and holds a B.S. degree in Biology from the University of Hawaii.

     JOHN M. PHILPOTT has served as Chief Financial Officer since December 1995. Since March 1995, Mr. Philpott has served as Controller for the Company. Prior to joining the Company, Mr. Philpott was a Senior Manager with Ernst & Young LLP, which he joined in 1986. Mr. Philpott was an Assistant Controller with Corporate Events, Inc. from June 1985 until August 1986. Mr. Philpott is a Certified Public Accountant in the State of California. He holds a B.A. degree in Accounting and in Management Information Systems from California State University of Northridge.

     MICHAEL D. FARNEY is a founder of the Company and has served as a director since its inception in June 1989. He served as Chief Financial Officer of the Company from inception until December 1995. Mr. Farney also serves as a director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of INAMED Corporation, Las Vegas, Nevada ("INAMED"), which develops, manufactures and markets medical devices. He also serves as Chief Financial Officer, Secretary and Treasurer of INAMED's wholly-owned subsidiaries, including, BioEnterics Corporation, BioDermis Corporation, Flowmatrix Corporation, McGhan Medical Corporation and Medisyn Technologies Corporation. He has held his present position with INAMED since April 1987.

     CHARLES T. FOSCUE has served as a director of the Company since July 1996. Mr. Foscue is a founder, Chairman, President and Chief Executive Officer of HAI Financial, Inc. ("HAI") and has held those positions since the inception of HAI in 1979 (previously known as Harmet Associates, Inc.). HAI serves as a corporate financial consultant in the areas of mergers and acquisitions, public and private financings, strategic planning and financial analysis. HAI and Mr. Foscue have been advisors to the Company since 1991 and have been involved in the Company's private and public financings from 1991 to the present. Prior to founding HAI, Mr. Foscue was Vice President of Marketing for Tri-Chem, Inc. Mr. Foscue holds a B.A. degree in Economics from the University of North Carolina and an M.B.A. degree from Harvard University, Graduate School of Business.

     DONALD K. MCGHAN is a founder of the Company and has served as a director since its inception in June 1989. He served as Chairman of the Board prior to Dr. Kledzik's appointment in 1991. Mr. McGhan concurrently serves as Chairman of the Board and President of INAMED. Previously, Mr. McGhan was Founder, Chairman of the Board and Chief Executive Officer of McGhan NuSil Corporation, acquired by Union Carbide Corporation in 1990. Mr. McGhan has also served as Director of Operations for an Ortho Diagnostic Systems, Inc. subsidiary of Johnson & Johnson and as a Founder, President and Chairman of the Board of Immulok, Inc., which was acquired by Johnson & Johnson in 1983.

     RAUL E. PEREZ, M.D. has served as a director of the Company since September 1992. Dr. Perez is a board certified obstetrician/gynecologist.
He has been in practice for thirteen years and currently practices at St. John's Mercy Medical Center in St. Louis, Missouri, where he is also a member of the Quality Assurance Committee. Dr. Perez is also a fellow of the Academy of Obstetricians and Gynecologists. Dr. Perez completed his medical education at the University of Baltimore and completed his internship and residency in obstetrics and gynecology at St. John's Mercy Medical Center.

     All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The officers of the Company are appointed by, and serve at the discretion of, the Board of Directors, subject to existing employment agreements with such officers.

BOARD COMMITTEES

     The Board has standing Audit and Compensation Committees. The Board does not have a standing nominating committee or a committee performing similar functions. Both the Audit Committee and the Compensation Committee function independently of the Company's management. The current members of each of the Board's committees are listed below.

     THE AUDIT COMMITTEE. The Audit Committee, composed solely of outside directors, meets periodically with the Company's independent accountants and management to discuss, recommend and review accounting principles, financial and accounting controls, the scope of the annual audit and other matters; advises the Board on matters related to accounting and auditing; and reviews management's selection of independent accountants. The current members of the Audit Committee are Charles T. Foscue, Michael D. Farney, Donald K. McGhan and Raul E. Perez, M.D.

     THE COMPENSATION COMMITTEE. The Compensation Committee, composed solely of non-employee directors, reviews and takes action regarding terms of compensation, employment contracts and pension matters that concern officers and key employees of the Company. The current members of the Compensation Committee are Charles T. Foscue, Michael D. Farney, Donald K. McGhan and
Raul E. Perez, M.D.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors, executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and any national securities exchange on which the Company's securities are listed. Directors, executive officers, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

     Based solely on the Company's review of the copies of such forms it has received, or written representations from certain reporting persons that no Forms 5 were required for these persons, the Company believes that all its directors, executive officers, and greater than ten percent shareholders complied with all filing requirements applicable to them with respect to transactions during 1996, except Gerald W. Yankie failed to file a timely Form 4 with respect to the transfer of 2,500 shares to a family trust, which also failed to file a timely Form 3 with respect to the same transfer.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid to the Company's Chief Executive Officer and to the Company's other most highly compensated executive officers other than the Chief Executive Officer, whose total annual salary exceeded $100,000 for services rendered in all capacities to the Company during the fiscal years ended December 31, 1996, 1995 and 1994 (collectively, the "named executive officers").

---------------------------------------------------------------------------------------------------------
                                       SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------
                                                                                              LONG TERM
                                                                                            COMPENSATION
                                                                   ANNUAL COMPENSATION          AWARDS
                                                                -------------------------   -------------
                                                                                              SECURITIES
                                                                                              UNDERLYING
                                                                                                OPTIONS
         NAME AND PRINCIPAL POSITION                          YEAR     SALARY    BONUS       (# OF SHARES)
--------------------------------------------------------      ----   ---------  -------      -------------
Gary S. Kledzik........................................       1996   $ 180,000  $  --            5,000(1)
   Chairman of the Board and Chief Executive Officer          1995     135,000    55,000(2)    200,000
                                                              1994     125,000     --            7,500

Daniel R. Doiron.......................................       1996     144,000                   5,000(1)
   Director and Vice President of Technology                  1995     122,000     --          100,000
                                                              1994     110,500     --            7,500

David E.Mai............................................       1996     154,797     --            5,000(1)
   Director and President of PDT, Inc.                        1995     118,000     --          100,000
                                                              1994     104,000     --            7,500

(1) Represents options for 2,500 shares which were originally granted on February 1, 1996 at an exercise price of $56.00, the closing price of the Company's Common Stock on the Nasdaq National Market on the date of grant, and, subsequently, were re-priced on December 31, 1996 to $28.00, the closing price of the Common Stock on the Nasdaq National Market on such date. The net result of this transaction was that a total of 2,500 options granted to each named executive officer in 1996 was held by each such officer at December 31, 1996. The options vest equally over a period of four years and expire upon the earlier of
    (i) six months after termination of employment (or upon termination if terminated for cause), or (ii) ten years from the date of grant.

(2) Dr. Kledzik was awarded a bonus of $55,000, with after tax net proceeds of $33,000. The bonus was awarded with the explicit intent for the net proceeds to be used to pay off Dr. Kledzik's outstanding note payable to the Company of $33,000 which includes outstanding interest.

    The following table sets forth certain information as of December 31, 1996 and the year then ended concerning stock options granted to the named executive officers.


-------------------------------------------------------------------------------------------------------------------
                                                   OPTION GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------------
                                                                                         POTENTIAL REALIZABLE
                           NUMBER OF          % OF TOTAL                                    VALUE AT ASSUMED
                           SECURITIES           OPTIONS                                      ANNUAL RATES OF
                           UNDERLYING         GRANTED TO                                 STOCK PRICE APPRECIATION
                             OPTIONS           EMPLOYEES     EXERCISE                        FOR OPTION TERM
                             GRANTED             DURING        PRICE       EXPIRATION    --------------------------
        NAME              (# OF SHARES)         THE YEAR   ($/SHARE)(*)        DATE         5%              10%
------------------------  -------------         --------   ------------    ----------   ----------      ----------
Gary S. Kledzik.........      5,000      (*)     1.54%     $  28.00          2/01/06     $ 246,091      $  516,248

Daniel R. Doiron.......       5,000      (*)     1.54%        28.00          2/01/06       246,091         516,248

David E. Mai.............     5,000      (*)     1.54%        28.00          2/01/06       246,091         516,248

*   See Note 1 to Summary Compensation Table above.

     The following table sets forth information as to the stock options held by the named executive officers at the end of 1996 and the value of the options at that date based on the difference between the market price of the stock and the exercise prices of the options. There were no exercises of stock options during 1996.


-------------------------------------------------------------------------------------------------------------
                                           1996 YEAR-END OPTION VALUES
-------------------------------------------------------------------------------------------------------------
                                               NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT
                                                 DECEMBER 31, 1996                  DECEMBER 31, 1996 (1)
                                             ----------------------------       -----------------------------
               NAME                          EXERCISABLE    UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
-----------------------------------------   ------------    ---------------    ------------     -------------
Gary S. Kledzik..........................      559,688          59,062          $10,780,886       $ 136,864

Daniel R. Doiron........................       164,688          84,062            3,590,636         136,864

David E. Mai.............................      194,688          84,062            4,413,011         136,864

(1) Based on the difference between the closing price of the Common Stock as reported on the Nasdaq National Market as of December 31, 1996 and the exercise price of such options.

EMPLOYMENT AGREEMENTS

     The Company and Dr. Kledzik are parties to an employment agreement effective December 31, 1989, as amended (the "Employment Agreement"), pursuant to which Dr. Kledzik serves as Chief Executive Officer for the Company and its subsidiaries. The Employment Agreement provides for an initial employment term of one (1) year, renewed for successive one-year terms, unless Dr. Kledzik notifies the Company in writing at least 30 days in advance of or the Company notifies Dr. Kledzik in writing 30 days before or after the anniversary of the effective date. Under the terms of the Employment Agreement, Dr. Kledzik is entitled to an annual salary as determined by the Compensation Committee of the Board of Directors from time to time. The current annual salary is $200,000. As of December 31, 1996, in connection with the Employment Agreement, Dr. Kledzik has received options to purchase a total of 674,466 shares of Common Stock at exercise prices ranging from $0.03 to $2.00 per share with a weighted average price of $0.89 per share. Additionally, from one of the Company's employee stock option plans, Dr. Kledzik has received options to purchase 231,250 shares at exercise prices ranging from $6.00 to $56.00 per share with a weighted average exercise price of $31.71 per share. See Note 1 to Summary Compensation Table. Options for 844,154 shares have vested, of which 284,466 have been exercised. Options outstanding at December 31, 1996 vest ratably over four years from the date of grant except for options covering 50,000 shares originally granted as milestone options for which the vesting was fixed to be vested as of December 31, 1997. Vesting of all of the stock options under the Employment Agreement is contingent upon Dr. Kledzik's continued employment with PDT, and all of the underlying Common Stock is covered by a repurchase option in favor of the Company which expires four years after the grants of the respective stock options. The Employment Agreement provides that Dr. Kledzik shall perform his duties at 'the Company's designated facility in Santa Barbara, California. If the Employment Agreement is terminated other than at Dr. Kledzik's option or by the Company for cause, then the Company shall pay Dr. Kledzik severance compensation in an amount equal to the product of his monthly base salary multiplied by the greater of: (i) the number of months remaining under the term of the Employment Agreement; or
(ii) six. If the Company terminates Dr. Kledzik's employment for cause or Dr. Kledzik terminates his employment, he is not entitled to severance pay. "Cause" is defined in the Employment Agreement to be personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than minor traffic violations) or material breach of any provision of the Employment Agreement or any other agreement between Dr. Kledzik and the Company. In addition, in connection with the execution of the Employment Agreement, Dr. Kledzik executed and delivered the Company's standard form Intellectual Property and Confidentiality Agreement providing for the assignment to the Company of inventions and intellectual property created or enhanced during Dr. Kledzik's employment to and providing for the protection of confidential information.

     PDT Systems, Inc. and Dr. Doiron are parties to an employment agreement effective August 1, 1992, as amended (the "Employment Agreement") pursuant to which Dr. Doiron serves as President of PDT Systems, Inc. and Chief Scientist of PDT, Inc. The Employment Agreement provides for an initial employment term of one (1) year, renewed for successive one-year terms, unless Dr. Doiron notifies PDT Systems, Inc. in writing at least 30 days in advance or PDT Systems, Inc. notifies Dr. Doiron in writing 30 days before or after the anniversary of the effective date. Under the terms of the Employment Agreement, Dr. Doiron is entitled to an annual salary as determined by the Company from time to time. The current annual salary is $158,000. As of December 31, 1996, in connection with the Employment Agreement, Dr. Doiron has received options to purchase a total of 329,466 shares of Common Stock at exercise prices ranging from $0.03 to $2.00 per share with a weighted average price of $0.61 per share. Additionally, from one of the Company's employee stock option plans, Mr. Doiron has received options to purchase 131,250 shares at exercise prices ranging from $6.00 to $56.00 per share with a weighted average exercise price of $29.39 per share. See Note 1 to Summary Compensation Table. Options for 374,154 shares have vested, of which 209,466 have been exercised. The options generally vest ratably over four years from the date of grant. The remaining terms and conditions of Dr. Doiron's Employment Agreement are substantially identical to that between PDT, Inc. and Dr. Kledzik.

     The Company and Mr. Mai are parties to an employment agreement effective February 1, 1991, as amended (the "Employment Agreement") pursuant to which Mr. Mai serves as President of PDT, Inc., PDT Cardiovascular, Inc. and PDT, Pharmaceuticals, Inc. The Employment Agreement provides for an initial employment term of one (1) year, renewed for successive one-year terms, unless Mr. Mai notifies the Company in writing at least 30 days in advance, or the Company notifies Mr. Mai in writing 30 days before or after, January 1st of each year. Under the terms of the Employment Agreement, Mr. Mai is entitled to an annual salary as determined by the Company from time to time. The current annual salary is $178,200. As of December 31, 1996, in connection with the Employment Agreement, Mr. Mai has received options to purchase a total of 150,000 shares of Common Stock at exercise prices ranging from $0.67 to $2.00 per share with a weighted average price of $1.42 per share. Additionally, from one of the Company's employee stock option plans, Mr. Mai has received options to purchase 131,250 shares at exercise prices ranging from $6.00 to $56.00 per share with a weighted average exercise price of $29.39 per share. See Note 1 to Summary Compensation Table. Options for 194,688 shares have vested, of which none have been exercised. The options generally vest ratably over four years from the date of grant. The remaining terms and conditions of Mr. Mai's Employment Agreement are substantially identical to those in Dr. Kledzik's agreement except that if the Employment Agreement is terminated other than at Mr. Mai's option or by the Company for cause, then the Company shall pay Mr. Mai severance compensation in an amount equal to one week's salary for each six month employment period, beginning six months after the effective date of the Employment Agreement.

COMPENSATION OF DIRECTORS

     Employees of the Company do not receive any additional compensation for serving the Company as members of the Board of Directors or any of its Committees. Directors who are not employees of the Company do not receive fees for Board Meetings attended but do receive an annual stock option grant under the PDT, Inc. 1996 Stock Compensation Plan, as amended and restated effective March 3, 1997 subject to stockholder approval at the 1997 Annual Meeting of Stockholders (the "Plan"). The Plan provides for an automatic grant of non-qualified stock options to purchase 7,500 shares of Common Stock to non-employee directors on the first day of the fourth quarter of each year that a non-employee director serves on the Board of Directors. Each stock option vests upon the grant date. The options are granted at an option price equal to the fair market value of the Company's Common Stock on the grant date. Each stock option is subject to a repurchase option in favor of the Company for some or all of the underlying shares, and such repurchase option lapses at a rate of 20% per year over five years subsequent to the grant date. The options terminate 90 days from the date on which a director is no longer a member of the Board of Directors for any reason other than death, ten years from the date of grant, or six months from the director's death. Non-employee directors are also eligible for discretionary awards of stock options under the Plan. During the year ended December 31, 1996, the following non-employee directors were awarded stock options under the Non-Employee Directors' Stock Option Plan which will be terminated and superseded by the Plan subject to stockholder approval of the Plan at the 1997 Annual Meeting. Charles T. Foscue, Michael D. Farney, Donald K. McGhan and Raul E. Perez were each awarded a stock option to purchase 7,500 shares. In addition, the Company also reimburses directors for out-of-pocket expenses incurred in connection with attending Board and Committee Meetings.

COMPENSATION COMMITTEE INTERLOCKS

     The members of the Company's Compensation and Audit Committees for fiscal 1996 were Michael D. Farney, Donald K. McGhan, Raul E. Perez, M.D. and Charles T. Foscue. Mr. Farney was the Chief Financial Officer for the Company prior to the appointment of John M. Philpott in 1995, and Mr. McGhan was Chairman of the Board prior to Dr. Kledzik's appointment in 1991. Mr. Foscue is a founder, Chairman, President and Chief Executive Officer of HAI. HAI and Mr. Foscue have been advisors to the Company since 1991 and have been involved in the Company's private and public financings from 1991 to the present. Additionally, HAI and Mr. Foscue acted as advisors to Ramus in connection with the sale of Ramus' stock to the Company's subsidiary, PDTC. See Item 1, "Business" and Item 13, "Certain Relationships and Related Transaction."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 14, 1997 by (i) each person known by the Company to own beneficially five percent or more of the outstanding shares of its Common Stock, (ii) each of the named executive officers, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group.


                                         NUMBER OF SHARES      PERCENTAGE
                                          BENEFICIALLY       OF OUTSTANDING
NAME                                      OWNED (1)(2)           STOCK
--------------------------------------    ------------       --------------
Daniel R. Doiron, Ph.D. (3)(4)             1,641,336              13.1%
Gary S. Kledzik, Ph.D. (3)                 1,388,813              10.7
Donald K. McGhan (3)(5)                    1,316,420              10.6
Paul F. Glenn (6)                            827,160               6.7
Pharmacia & Upjohn, Inc. (7)                 787,502               6.3
Michael D. Farney                            472,500               3.8
David E. Mai                                 195,313               1.6
Raul E. Perez, M.D.                           37,500                *
Charles T. Foscue                             36,390                *
All directors and executive officers
  as a group (8 persons)                   5,103,897              38.0

-------------
*    Less than one percent.

(1) Each person has sole voting and investment power over the Common Stock shown as beneficially owned, subject to community property laws where applicable and the information contained in the footnotes below.

(2) Includes the following shares of Common Stock issuable upon exercise of options and/or warrants exercisable within 60 days of March 14, 1997:
     Dr. Doiron--165,313 shares; Dr. Kledzik--560,313 shares;
     Mr. McGhan--27,000 shares; Mr. Glenn--0 shares; Mr. Farney--37,500 shares; Mr. Mai--195,313 shares; Dr. Perez--37,500 shares; Mr. Foscue 7,500 shares; and directors and officers as a group--1,046,064 shares.

(3) Dr. Doiron's and Dr. Kledzik's address is 7408 Hollister Avenue, Santa Barbara, California 93117; Mr. McGhan's address is 3800 Howard Hughes Parkway, Las Vegas, Nevada 89109.

(4) Includes 50,000 shares held in a Charitable Remainder Trust of which Dr. Doiron is a trustee. Does not include 18,738 shares of Common Stock held in trusts for Dr. Doiron's minor children as to which he disclaims beneficial ownership.

(5) Includes 539,420 shares of Common Stock held by McGhan Management, a Nevada Limited Par tnership, of which Mr. McGhan is the General Partner and all other Limited Partners are members of his immediate family. Does not include 10,500 shares held by a member of Mr. McGhan's immediate family as to which he disclaims beneficial ownership.

(6) According to the Schedule 13G filings, Mr. Glenn's address is P.O. Box 50310, Santa Barbara, California 93105.

(7)  Includes warrants to purchase 62,501 shares of Common Stock. Pharmacia
     & Upjohn is a Delaware corporation formed by the merger in November 1995 of Pharmacia AB of Sweden and The Upjohn Company of the United States, according to a press release issued by Pharmacia & Upjohn on November 2, 1995. Each of Pharmacia AB and Pharmacia S.p.A., an Italian corporation and wholly-owned subsidiary of Pharmacia AB, has filed a Schedule 13D with the Securities and Exchange Commission dated July 7, 1995. According to the Schedule 13D filings, the principal business address of Pharmacia AB is S-171 97 Stockholm Sweden, and the principal business address of Pharmacia S.p.A. is via Robert Hoch 1.2, 75017 Milan, Italy.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In July 1995, the Company entered into the License Agreement, the Drug Supply Agreement and the Device Supply Agreement with Pharmacia & Upjohn, the beneficial owners of more than 5% of the Company's Common Stock. Concurrent with entering into the License Agreement, Pharmacia & Upjohn entered into the Stock Purchase Agreement pursuant to which Pharmacia & Upjohn purchased 600,000 shares of Common Stock from the Company for $12 million. In August 1994, the Company entered into a Formulation Agreement with Pharmacia & Upjohn. For the year ended December 31, 1996, the Company paid $2.6 million and recorded as expense $2.5 million in connection with the Formulation Agreement. The Formulation Agreement requires the Company to pay an additional $400,000 if certain milestones are achieved as well as paying for the costs related to the development program being performed. See Item 1, "Business--Strategic Collaborations" and Note 7 of Notes to Consolidated Financial Statements.

     Mr. Foscue, a director of the Company, is a founder, Chairman, President and Chief Executive Officer of HAI which provides corporate financial consulting services in the areas of mergers and acquisitions, public and private financings, strategic planning and financial analysis. Both HAI and Mr. Foscue have been advisors to the Company since 1991 and have been involved in the Company's private and public financings from 1991 to the present. For the year ended December 31, 1996, the Company paid HAI $1,115,000 associated with the Company's secondary offering and paid HAI $105,000 and recorded as expense $224,000 in connection with ongoing consulting services. See Note 9 of Notes to Consolidated Financial Statements. Additionally, Mr. Foscue and HAI acted as an advisor to Ramus and HAI is entitled to be paid fees by Ramus' selling shareholders upon the exercise of PDTC's option to purchase the remaining shares of Ramus. Ramus paid HAI $140,000 in 1996 as a fee associated with PDTC's purchase of $2 million of Ramus stock. See Item 1, "Business--Strategic Collaborations" and Note 7 of Notes to Consolidated Financial Statements.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)(1)      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SELECTED     PAGE(S)
            QUARTERLY FINANCIAL DATA:

            Report of Independent Auditors                               43
            Consolidated Balance Sheets as of
               December 31, 1996, and 1995                               44
            Consolidated Statements of Operations for the
               years ended December 31, 1996, 1995 and 1994              45
            Consolidated Statements of Shareholders'
               Equity for the years ended December 31,
               1996, 1995, and 1994                                      46
            Consolidated Statements of Cash Flows for the
               years ended December 31, 1996, 1995 and 1994              47
            Notes to Consolidated Financial Statements                   48

(a)(2) INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

        All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(a)(3) INDEX TO EXHIBITS:

       See Index to Exhibits on pages 58 to 59.

(b)   REPORTS ON FORM 8-K:

      None

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PDT, Inc.

                                  /s/ Gary S. Kledzik, Ph.D.
                                  ------------------------------------------
                                  Gary S. Kledzik, Ph.D., Chief Executive
                                  Officer and Chairman of the Board


Dated:  March 31, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                               Date

/s/ Gary S. Kledzik, Ph.D.   Chairman of the Board, Director,    March 31, 1997
--------------------------   and Chief Executive Officer,
Gary S. Kledzik, Ph.D.       (Principal Executive Officer)


/s/ David E. Mai             Director and President              March 31, 1997
--------------------------
David E. Mai


/s/ John M. Philpott         Chief Financial Officer and         March 31, 1997
--------------------------   Controller (Principal Financial
John M. Philpott             Officer and Principal Accounting
                             Officer)


/s/ Daniel R. Doiron, Ph.D.  Director and Vice President         March 31, 1997
--------------------------   of Technology
Daniel R. Doiron, Ph.D.


/s/ Michael D. Farney        Director                            March 31, 1997
--------------------------
Michael D. Farney


/s/ Donald K. McGhan         Director                            March 31, 1997
--------------------------
Donald K. McGhan


/s/ Raul E. Perez, M.D.      Director                            March 31, 1997
--------------------------
Raul E. Perez, M.D.


/s/ Charles T. Foscue        Director                            March 31, 1997
--------------------------
Charles T. Foscue

                          REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
PDT, Inc.

We have audited the accompanying consolidated balance sheets of PDT, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDT, Inc. at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                        ERNST & YOUNG LLP

Woodland Hills, California
February 5, 1997

                                             CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31,
                                                                                                1996              1995
                                                                                           --------------     ------------
                                ASSETS
Current assets:
 Cash and cash equivalents............................................................     $   31,498,000     $  8,886,000
 Investments in short term marketable securities......................................         20,600,000               --
 Accounts receivable..................................................................          2,179,000           11,000
 Inventory-finished goods.............................................................                 --           10,000
 Prepaid expenses and other current assets............................................            390,000          385,000
                                                                                           --------------     ------------
Total current assets..................................................................         54,667,000        9,292,000

Property, plant & equipment:
 Vehicles......................... ...................................................             28,000               --
 Furniture and fixtures...............................................................            943,000          336,000
 Equipment............................................................................          2,444,000        1,630,000
 Leasehold improvements...............................................................          1,072,000          666,000
 Capital lease equipment..............................................................            184,000          184,000
                                                                                           --------------     ------------
                                                                                                4,671,000        2,816,000
 Accumulated depreciation and amortization............................................          1,806,000        1,210,000
                                                                                           --------------     ------------
                                                                                                2,865,000        1,606,000
Investment in affiliate...............................................................          2,000,000           --
Patents and other assets..............................................................            354,000          361,000
                                                                                           --------------     ------------
Total assets..........................................................................     $   59,886,000     $ 11,259,000
                                                                                           --------------     ------------
                                                                                           --------------     ------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................................................     $    2,716,000     $  2,468,000
 Accrued payroll and expenses.........................................................            352,000          331,000
 Current portion of long term obligations.............................................             42,000           51,000
 Current portion of capital lease obligations.........................................             38,000           39,000
                                                                                           --------------     ------------
Total current liabilities.............................................................          3,148,000        2,889,000

Long term obligations, less current portion...........................................                 --           47,000
Capital lease obligations, less current portion.......................................             21,000           63,000
Convertible notes payable.............................................................                 --           93,000

Shareholders' equity:
 Common stock, 50,000,000 shares authorized; 12,337,876 and
  10,401,358 shares issued and outstanding at December 31, 1996 and
  December 31, 1995, respectively.....................................................        108,974,000       50,188,000
 Deferred compensation................................................................         (1,612,000)      (7,518,000)
 Accumulated deficit..................................................................        (50,645,000)     (34,503,000)
                                                                                           --------------     ------------
Total shareholders' equity............................................................         56,717,000        8,167,000
                                                                                           --------------     ------------
Total liabilities and shareholders'  equity...........................................     $   59,886,000     $ 11,259,000
                                                                                           --------------     ------------
                                                                                           --------------     ------------


SEE ACCOMPANYING NOTES.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 YEAR ENDED DECEMBER 31,
                                             1996        1995         1994
                                        ------------  ------------  -----------
Revenues:
 Product sales......................... $      5,000  $     37,000  $    28,000
 Grants, licensing and royalty revenue.    3,593,000       484,000      102,000
                                        ------------  ------------  -----------
                                           3,598,000       521,000      130,000
Cost and expenses:
 Cost of goods sold....................        5,000        67,000       81,000
 Research and development..............   15,715,000     8,802,000    6,963,000
 Selling, general and administrative...    6,393,000     3,547,000    2,306,000
                                        ------------  ------------  -----------
Total costs and expenses...............   22,113,000    12,416,000    9,350,000

Loss from operations...................  (18,515,000)  (11,895,000)  (9,220,000)

Interest income (expense):
 Interest income.......................    2,407,000       338,000       74,000
 Interest expense......................      (34,000)     (153,000)    (333,000)
                                        ------------  ------------  -----------
Total interest income (expense)........    2,373,000       185,000     (259,000)
                                        ------------  ------------  -----------

Net loss............................... $(16,142,000) $(11,710,000) $(9,479,000)
                                        ------------  ------------  -----------
                                        ------------  ------------  -----------
Net loss per share..................... $      (1.37) $      (1.19) $     (1.04)
                                        ------------  ------------  -----------
                                        ------------  ------------  -----------
Shares used in computing net
 loss per share........................   11,786,429     9,861,212    9,115,926
                                        ------------  ------------  -----------
                                        ------------  ------------  -----------


SEE ACCOMPANYING NOTES.

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   NOTE
                                                                                RECEIVABLE
                                      PREFERRED STOCK       COMMON STOCK           FROM      DEFERRED    ACCUMULATED
                                     SHARES     AMOUNT    SHARES      AMOUNT      OFFICER  COMPENSATION    DEFICIT        TOTAL
                                    --------  --------- ---------- ------------ ---------- ------------ -------------  ------------
Balance at January 1, 1994. . . . .  375,000  $ 500,000  7,882,642  $15,854,000  $(25,000) $(1,467,000) $(13,314,000)  $  1,548,000
  Issuance of stock and warrants at
   $8.00 per share (net of
   approximately $56,000 of
   offering costs). . . . . . . . .        -          -    574,587    4,541,000         -            -             -      4,541,000
  Exercise of stock options . . . .        -          -      1,088        4,000         -            -             -          4,000
  Conversion of notes payable to
   stock and warrants (net of
   approximately $63,000 of debt
   issuance costs)  . . . . . . . .        -          -    294,624    2,490,000         -            -             -      2,490,000
  Deferred compensation related to
   stock options granted. . . . . .        -          -          -      220,000         -     (220,000)            -
  Amortization of deferred
   compensation . . . . . . . . . .        -          -          -            -         -    1,046,000             -      1,046,000
  Net loss. . . . . . . . . . . . .        -          -          -            -         -            -    (9,479,000)    (9,479,000)
                                    --------  --------- ---------- ------------ ---------- -----------  ------------   ------------
Balance at December 31, 1994. . . .  375,000    500,000  8,752,941   23,109,000    (25,000)   (641,000)  (22,793,000)       150,000
  Issuance of stock at $10.67
   per share (net of approximately
   $1,105,000 of offering costs). .        -          -    525,000    4,496,000          -           -             -      4,496,000
  Issuance of stock at $20.00
   per share. . . . . . . . . . . .        -          -    600,000   12,000,000          -           -             -     12,000,000
  Conversion of Preferred stock to
   Common stock . . . . . . . . . . (375,000)  (500,000)   375,000      500,000          -           -             -              -
  Exercise of stock options and
   warrants . . . . . . . . . . . .        -          -     84,169      404,000          -           -             -        404,000
  Conversion of notes payable
   (net of approximately $7,000 of
   debt issuance costs) . . . . . .        -          -     68,748      543,000          -           -             -        543,000
  Repurchase of stock . . . . . . .        -          -     (4,500)     (27,000)         -           -             -        (27,000)
  Repayment of note receivable from
   officer. . . . . . . . . . . . .        -          -          -            -     25,000           -             -         25,000
  Deferred compensation related to
   stock options and warrants
   granted. . . . . . . . . . . . .        -          -          -    9,163,000          -  (9,163,000)            -              -
  Amortization of deferred
   compensation . . . . . . . . . .        -          -          -            -          -   2,286,000             -      2,286,000
  Net loss. . . . . . . . . . . . .        -          -          -            -          -           -   (11,710,000)   (11,710,000)
                                    --------  --------- ---------- ------------ ---------- -----------  ------------   ------------
Balance at December 31, 1995. . . .        -          - 10,401,358   50,188,000          -  (7,518,000)  (34,503,000)     8,167,000
  Issuance of stock at $48.00
   per share (net of approximately
   $6,733,000 of offering costs). .        -          -  1,500,000   65,267,000          -           -             -     65,267,000
  Exercise of stock options and
   warrants . . . . . . . . . . . .        -          -    563,456    1,010,000          -           -             -      1,010,000
  Conversion of notes payable
   (net of approximately $5,000 of
   debt issuance costs) . . . . . .        -          -     11,562       87,000          -           -             -         87,000
  Repurchase of stock . . . . . . .        -          -   (138,500)  (3,948,000)         -           -             -     (3,948,000)
  Deferred compensation related to
   stock options and warrants
   granted. . . . . . . . . . . . .        -          -          -   (3,630,000)         -   3,630,000             -              -
  Amortization of deferred
   compensation . . . . . . . . . .        -          -          -            -          -   2,276,000             -      2,276,000
  Net loss. . . . . . . . . . . . .        -          -          -            -          -           -   (16,142,000)   (16,142,000)
                                    --------  --------- ---------- ------------ ---------- -----------  ------------   ------------
                                    --------  --------- ---------- ------------ ---------- -----------  ------------   ------------
Balance at December 31, 1996. . . .        -  $       - 12,337,876 $108,974,000 $        - $(1,612,000) $(50,645,000)  $ 56,717,000
                                    --------  --------- ---------- ------------ ---------- -----------  ------------   ------------
                                    --------  --------- ---------- ------------ ---------- -----------  ------------   ------------

SEE ACCOMPANYING NOTES.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                                 1996             1995           1994
                                                             -------------    ------------    -----------
OPERATING ACTIVITIES:
  Net loss ................................................. $ (16,142,000)   $(11,710,000))  $(9,479,000)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
    Depreciation and amortization...........................       615,000         602,000        553,000
    Amortization of deferred compensation...................     2,276,000       2,286,000      1,046,000
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (2,168,000)             --         38,000
      Inventories...........................................        10,000          14,000        101,000
      Prepaid expenses and other assets.....................        34,000        (250,000)       (77,000)
      Accounts payable and accrued payroll and
       expenses.............................................       269,000       1,257,000        (18,000)
                                                             -------------    ------------    -----------
  Net cash used in operating activities.....................   (15,106,000)     (7,801,000)    (7,836,000)

INVESTING ACTIVITIES:
  Purchases of marketable securities........................  (130,200,000)             --             --
  Sales of marketable securities............................   109,600,000              --             --
  Investment in affiliate...................................    (2,000,000)             --             --
  Assets used in clinical trials............................            --        (528,000)            --
  Purchases of property, plant, and equipment...............    (1,855,000)        (10,000)      (305,000)
  Purchases of patents......................................       (51,000)        (64,000)       (50,000)
                                                             -------------    ------------    -----------
  Net cash used in investing activities.....................   (24,506,000)       (602,000)      (355,000)

FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, less
   issuance costs...........................................    66,271,000      16,866,000      4,678,000
  Purchase of Common Stock..................................    (3,948,000)             --             --
  Proceeds from notes payable...............................            --       1,230,000             --
  Payments of notes payable.................................            --      (1,230,000)            --
  Payments of capital lease obligations.....................       (43,000)        (38,000)       (28,000)
  Proceeds from long term obligations.......................            --              --         26,000
  Payments of long term obligations.........................       (56,000)        (47,000)       (43,000)
  Proceeds from line of credit..............................            --       3,682,000     10,040,000
  Payments of line of credit................................            --      (4,682,000)    (9,978,000)
  Repayment of officer note receivable......................            --          25,000             --
                                                             -------------    ------------    -----------
  Net cash provided by financing activities.................    62,224,000      15,806,000      4,695,000
                                                             -------------    ------------    -----------
  Net increase (decrease) in cash and cash equivalents......    22,612,000       7,403,000     (3,496,000)

  Cash and cash equivalents at beginning of period..........     8,886,000       1,483,000      4,979,000
                                                             -------------    ------------    -----------
  Cash and cash equivalents at end of period................ $  31,498,000    $  8,886,000    $ 1,483,000
                                                             -------------    ------------    -----------
                                                             -------------    ------------    -----------
SUPPLEMENTAL DISCLOSURES:
  State taxes paid.......................................... $      14,000    $      8,000    $    16,000
                                                             -------------    ------------    -----------
                                                             -------------    ------------    -----------
  Interest paid............................................. $      34,000    $    213,000    $   347,000
                                                             -------------    ------------    -----------
                                                             -------------    ------------    -----------

SEE ACCOMPANYING NOTES.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     PDT, Inc. (the Company) is engaged in the development of drugs and devices used in photodynamic therapy. The Company is located in Santa Barbara, California. The Company has had limited sales of devices and its customers are medical device companies, researchers, hospitals and universities located throughout the world.

     As of December 31, 1996, the Company had an accumulated deficit of $50.6 million and anticipates it will continue to incur losses for some time. The Company is continuing its efforts in research and development and the clinical trials of its products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. While management of the Company believes that it has sufficient resources to fund the required expenditures for the next few years and that additional funding will be available when required, there is no assurance that this will be the case.

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of PDT, Inc. and its wholly owned subsidiaries, PDT Systems, Inc., PDT Pharmaceuticals, Inc., and PDT Cardiovascular, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

INVESTMENTS IN AFFILIATES

     Investments in affiliates, owned more than 20 percent but not in excess of 50 percent where the Company is not deemed to be able to exercise controlling influence, are recorded on the equity method. In December 1996, the Company purchased a 33% equity interest in Ramus Medical Technologies ("Ramus") of Carpinteria, California for $2,000,000. The investment agreement contains an option to acquire the remaining shares or Ramus at some time in the future under specified terms and conditions. In addition, the Company is provided first refusal rights and preemptive rights for any issuance of new securities, whether debt or equity, made by Ramus. The Company's portion of Ramus' operations for 1996 is not significant to the results of operations for the Company for the year ended December 31, 1996.

MARKETABLE SECURITIES

     Marketable securities are classified as available-for-sale and are carried at market value. Unrealized gains and losses are reported in shareholders' equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned. As of December 31, 1996, the market value approximates the cost of the marketable securities and therefore there are no unrecognized gains or losses reflected as a component of shareholders' equity. As of December 31, 1996, marketable securities consisted primarily of short-term interest bearing obligations with domestic corporate issuers and collateralized by U.S. Government securities.

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). The Company has awarded stock options that vest upon the achievement of certain milestones. Under APB Opinion No. 25, such options are accounted for as variable stock options. As such, until the milestone is achieved (but only after it is determined to be probable), deferred compensation is recorded in an amount equal to the difference between the fair market value of the Common Stock on the date of determination less the option exercise price and is adjusted from period to period to reflect changes in the market value of the Common Stock. Deferred compensation, as it relates to a particular milestone, is amortized over the period between when achievement of the milestone becomes probable and when the milestone is estimated to be achieved. Amortization of deferred compensation could result in significant compensation expense being recorded in future periods based on the market value of the Common Stock from period to period.

INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development costs are expensed as incurred. The acquisition of technology rights for research and development projects and the value of equipment for specific research and development projects are also included in research and development expenses.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment is stated at cost with depreciation provided over the estimated useful lives of the respective assets on the straight-line basis and on the double-declining method. Leasehold improvements are stated at cost with amortization provided on the straight-line basis. The estimated useful lives of the assets are as follows:

          Furniture and fixtures          5 years
          Equipment                       3 - 5 years
          Leasehold improvements          5 years or the remaining life of the
                                          lease term, whichever is shorter

PATENTS AND OTHER ASSETS

     Costs of acquiring patents are capitalized and amortized on the straight-line basis over the estimated useful life of the patents, seventeen years. Accumulated amortization was $48,000 and $30,000 at December 31, 1996 and 1995, respectively. The costs of servicing the Company's patents are expensed as incurred. Also included in this caption are deposits and other miscellaneous non-current assets.

REVENUE RECOGNITION

     The Company recognizes revenues from product sales at the time of shipment to the customer. Grant, royalty and licensing income is recognized based on the terms of the related agreements and includes the reimbursement of clinical costs.

NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletins and Staff policy, common and common equivalent shares issued during the twelve-month period prior to the initial public offering at prices substantially below the public offering price are presumed to have been issued in contemplation of the public offering and have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method). The net loss per share also gives effect to the automatic conversion of all outstanding shares of convertible preferred stock into common stock upon the closing of the Company's initial public offering using the if-converted method.

     On May 23, 1995 and July 14, 1995, the Company's Board of Directors and shareholders, respectively, approved a three-for-two split of the Company's Common Stock for shareholders of record on July 24, 1995. All outstanding options, rights and convertible securities that include provisions for adjustments in the number of shares held thereby, and the exercise or conversion price thereof, as a result of the stock split have been adjusted. Share data included in the consolidated financial statements and notes reflects the effect of the stock split for all periods presented.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

2.   CREDIT ARRANGEMENTS

     On July 30, 1992, the Company entered into a $1,000,000 line of credit agreement with a bank, with a variable rate of interest based on the bank's lending rate (7.8% as of December 31, 1996). The weighted average interest rates for the year ended December 31, 1995 was 8.25%. The Company did not utilize the line of credit during 1996. The line of credit expires on January 31, 1997 and has been subsequently renewed through January 31, 1998 with similar terms and conditions. The line of credit is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions including a prohibition on the payment of dividends.

     In conjunction with the Company's building lease agreement, the Company received two tenant improvement allowances totaling $215,000. The tenant improvement allowances must be repaid over the term of the lease and have fixed interest rates of 10% and 8.5%, respectively. The total outstanding balance of the tenant improvement allowances was $42,000 and $98,000 at December 31, 1996 and 1995, respectively.

3.   SHAREHOLDERS' EQUITY

     In April 1996, the Company completed a secondary public offering in which it sold 1,500,000 shares of Common Stock at $48 per share. The offering provided net proceeds to the Company of approximately $65.3 million.

     In July 1996, the Company's Board of Directors authorized the purchase of up to 600,000 shares of the Company's Common Stock. During 1996, the Company repurchased 138,500 shares at a cost of $3,948,000 under this repurchase program. As of December 31, 1996, all shares repurchased were retired.

STOCK OPTION PLANS

     The Company has five stock-based compensation plans which are described below - the 1989 Plan, the 1992 Plan, the 1994 Plan, ( the "Existing Plans") the PDT, Inc. 1996 Stock Compensation Plan (the "1996 Plan") and the Non-Employee Directors Stock Option Plan. As disclosed in Note 1, the Company applies APB Opinion

No. 25 and related interpretations in accounting for its plans. The Company records deferred compensation for the excess of the fair value of Common Stock over the exercise price of stock options. With respect to variable stock options granted, deferred compensation is recorded when the likelihood of the achievement of the specified milestone is considered probable.

     The Existing Plans provide for the grant of both incentive stock options and non-statutory stock options. Stock options were granted under these plans to certain employees and corporate officers. The purchase price of incentive stock options must equal or exceed the fair market value of the Common Stock at the grant date and the purchase price of non-statutory stock options may be less than fair market value of the Common Stock at grant date. Effective July 21, 1996, the Existing Plans were superseded with the adoption of the 1996 Plan except to the extent of options outstanding in the Existing Plans. The Company has allocated 300,000 shares, 750,000 shares and 600,000 shares for the 1989 Plan, the 1992 Plan and the 1994 Plan, respectively. Included in the outstanding options under the 1992 Plan are options for the purchase of 427,500 shares at $34.75 per share which originally were variable options that vested upon the achievement of certain milestones.
Subsequently, these variable options were adjusted to change the vesting period to a specific date as discussed further. As of December 31, 1996, milestone options covering 227,500 shares have vested and the remaining unvested shares will vest in the years 1997 through 2000. The remaining outstanding shares granted under the Existing Plans vest in equal annual installments over four years beginning one year from the grant date and expire ten years from the original grant date.

     The 1996 Plan provides for awards which include incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance shares, stock payments and dividend equivalent rights. Included in the 1996 Plan is a stock purchase program for which the commencement has been deferred pending further evaluation. Officers, key employees, employee directors and independent contractors or agents of the Company may be eligible to participate in the 1996 Plan, except that incentive stock options may only be granted to employees of the Company. The 1996 Plan supersedes and replaces the Existing Plans except to the extent of options outstanding in the Existing Plans. The purchase price for awards granted from the 1996 Plan may not be less than the fair market value at the date of grant. The maximum amount of shares that could be awarded under the 1996 Plan over its term is 3,500,000 shares. Awards granted under the 1996 Plan expire on the date determined by the Plan Administrators as evidenced by the award agreement but shall not expire later than ten years from the date the award is granted except for grants of restricted shares which expire at the end of a specified period if the specified service or performance conditions have not been met.

     In 1992, the Company established the Non-Employee Directors' Stock Option Plan under which grants of non-qualified stock options are made to the Company's non-employee directors. The plan provides for an automatic annual grant of an option for the purchase of 7,500 shares at fair market value on the first day of the fourth quarter of each year to be made to each non-employee director. The options vest on the grant date and expire ten years from the date of grant or within 90 days of termination of the individual's directorship.

     As of December 31, 1995, the Company had nonvested variable stock options with an exercise price of $34.75 per share covering 427,500 shares of Common Stock of which deferred compensation has been recorded for 347,500 shares. The Company recorded deferred compensation of $8,074,000 with respect to variable stock options, the vesting of which (due to the likelihood of achievement of specified milestones) was considered to be probable. Of this amount, $1,247,000 and $687,000 was amortized in the years ended December 31, 1995 and 1994, respectively, with the remaining amount to be amortized over future periods. Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of the variable stock options granted in 1995 under the 1992 Plan covering 400,000 shares of Common Stock. The remaining options covering 27,500 shares were not adjusted due to milestones being attained. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable options and therefore alleviates the impact of deferred compensation and the related expense fluctuating in future periods based on the changes in the per share market value from period to period. For the year ended December 31, 1996, the Company recorded deferred compensation expense of $767,000 and a reduction in deferred compensation of $3,652,000 for 1996 with respect to variable milestone options. As of December 31, 1996, options covering 227,500 shares with an exercise price of $34.75 per share have vested. The remaining unvested shares will vest in the years 1997 through 2000.

     Additionally, during the years ended December 31, 1996, 1995 and 1994, the Company recorded deferred compensation with respect to certain of the Common Stock options which had been granted at less than the estimated fair value. Deferred compensation recorded is amortized ratably over the period that the options vest to the option holder. This resulted in compensation expense of $378,000, $348,000 and $359,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

OTHER STOCK OPTIONS

     In connection with employment agreements the Company has with its executives and certain key employees, nonqualified stock options have been granted to purchase shares of Common Stock. The options generally become exercisable in equal installments over four years beginning one year from the grant date and expire ten years from the original grant date.

     On December 15, 1989, the Company granted to an outside investor an option to purchase 375,000 shares of Common Stock at $1.33 per share. The option was exercised in January 1996.

     Prior to the Company's initial public offering, 79,769 options were issued to various selling agents of the Company and 16,500 options were granted in connection with consulting agreements.

The following table summarizes all stock option activity:

                                                             WEIGHTED
                                                             AVERAGE
                                        EXERCISE PRICE       EXERCISE         STOCK
                                          PER SHARE           PRICE          OPTIONS
--------------------------------------------------------------------------------------
Outstanding at January 1, 1994.....  $  0.33  -  8.00         $2.24          1,878,634
 Granted...........................     4.00  -  6.00          7.02            281,342
 Exercised.........................              4.00          4.00             (1,088)
 Cancelled.........................              6.00          6.00             (3,000)
--------------------------------------------------------------------------------------
Outstanding at December 31, 1994...     0.33  -  8.00          2.83          2,155,888
 Granted...........................    10.67  - 40.25         32.54            513,500
 Exercised.........................     0.67  -  8.00          2.63            (62,331)
 Cancelled.........................     0.67  -  8.00          6.24            (43,687)
--------------------------------------------------------------------------------------
Outstanding at December 31, 1995...     0.33  - 40.25          8.74          2,563,370
 Granted...........................    24.375 - 56.00         36.58            355,040
 Exercised.........................     0.33  -  8.00          1.58           (545,062)
 Cancelled.........................     6.00  - 56.00         49.83           (114,918)
--------------------------------------------------------------------------------------
Outstanding at December 31, 1996     $  0.33  - 52.25        $12.76          2,258,430
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
Exercisable at:
December 31, 1994..................  $  0.33  -  8.00         $1.94          1,281,267
December 31, 1995..................     0.33  - 40.25          2.72          1,647,754
December 31, 1996..................     0.33  - 40.25          8.39          1,629,469


     In accordance with APB Opinion No. 25 and in connection with accounting for the Company's stock-based compensation plans, the Company recorded total stock compensation expense of $1.1 million, $1.6 million and $1.0 million for the years ended December 31, 1996, 1995 and 1994, respectively, with respect to the variable stock options and options granted at less than fair value described previously. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net income and loss per share would have been reduced to the pro forma amounts indicated below:

                                                1996              1995
  ----------------------------------------------------------------------------
   Net Loss
     As Reported.........................  $ (16,172,000)     $ (11,710,000)
     Pro forma...........................  $ (22,940,000)     $ (13,365,000)

   Loss per share
     As Reported.........................  $      ( 1.37)     $       (1.19)
     Pro forma...........................  $      ( 1.95)     $       (1.36)
  ----------------------------------------------------------------------------

    The fair value of each option grant was estimated using the Black-Scholes option pricing model using the Multiple Option approach whereby a separate fair value is computed for each vesting increment of an option. The following assumptions were used:

                                                1996              1995
  ----------------------------------------------------------------------------
   Expected dividend yield..............        0%               0%
   Expected stock price volatility......        50%              50%
   Risk-free interest rate..............        6.01% - 6.41%    5.23% - 5.58%
   Expected life of options.............        2 - 4 years      2 - 4 years

    The above assumptions are highly subjective, in particular the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

    Additionally, the weighted average remaining contractual life of options outstanding at December 31, 1996 and 1995 was 6.9 years and 6.8 years, respectively.

WARRANTS

    In connection with a private placement offering which commenced in 1993 and continued through 1994, the Company issued one detachable Common Stock warrant for every two shares of Common Stock purchased. Each half warrant was allocated $0.67 of the overall $8.00 per share purchase price. In 1994 and 1993, the Company issued detachable stock warrants in connection with the private placement offering of 287,294 and 242,247, respectively. Each detachable stock warrant provides for the purchase of one share of Common Stock at $8.00 per share with the warrants expiring in February 1998. Warrants to purchase 13,190 and 7,751 shares of Common Stock were exercised during 1996 and 1995, respectively.

    During 1994 and 1993, the Company issued warrants to private placement selling agents and a corporate partner to purchase 7,216 shares and 148,449 shares of Common Stock, respectively. Each warrant provides for the purchase of one share of Common Stock at $8.00 per share with the warrants expiring February 1998. As of December 31, 1996, no warrants have been exercised.

    In January 1995, the Company, in connection with a loan received from a principal of its designated selling agent, issued warrants to purchase 15,000 shares of the Company's Common Stock at $10.67 per share. The warrants expire February 1998. As of December 31, 1996, no warrants have been exercised.

    In April 1995, the Company, in connection with consulting agreements, issued warrants to purchase 750,000 shares of Common Stock at $10.67 per share to various consultants. These warrants vest equally over the term of the agreement, generally three years. Additionally, in November 1995, the Company, in connection with consulting agreements, issued warrants to purchase 55,000 shares of Common Stock to different consultants. These warrants vest equally over the term of the agreement, generally between one and three years. The consulting agreements can be terminated by the Company at any time with only those warrants vested as of the date of termination exercisable. The warrants expire five years after the date of issuance. As of December 31, 1996, no warrants have been exercised. In 1995, the Company recorded deferred compensation associated with the value of these warrants of $3,215,000. The Company recorded compensation expense of $1,129,000 and $693,000 for the years ended December 31, 1996 and 1995, respectively.

4.  CONVERTIBLE NOTES PAYABLE

    During 1993, the Company issued $3,000,000 in convertible notes payable. The notes earn interest at 10% per year which is payable quarterly (beginning September 30, 1993) and the principal balance is due three years from the date of issuance. The principal balance is due to be paid on the due date or can be converted into shares of Common Stock at a price of $8.00 per share.

    In December 1994, the holders of $2,357,000 in principal amount of convertible notes exchanged their notes for shares of Common Stock at $8.00 per share for 294,624 shares of Common Stock. The conversion also provided the noteholders with one warrant for every two shares of Common Stock converted for total warrants covering 147,312 shares of Common Stock. The warrants provide for the purchase of one share of Common Stock at $8.00 per share and expire February 1998. During 1995, warrants to purchase 14,062 shares of Common Stock were exercised and noteholders converted an additional $550,000 in principal amount of notes for 68,748 shares of Common Stock at $8.00 per share. During 1996, holders of the remaining $93,000 in principal amount of convertible notes exchanged their notes for 11,562 shares of Common Stock at $8.00 per share and warrants to purchase 5,204 shares of Common Stock were exercised.

5.  RETIREMENT SAVINGS PLAN

    The Company has available a retirement savings plan for all eligible employees who have completed three months and 500 hours of service and who are at least 21 years of age. The plan has received Internal Revenue Service approval under Section 401(a) of the Internal Revenue Code. Participating employees are 100% vested upon entering the plan and no matching contribution is made by the Company.

6.  PROVISION FOR INCOME TAXES

    The deferred income tax assets and liabilities consist of differences between the financial statements and tax basis of assets and liabilities, and is measured at the current enacted tax rates. The temporary differences related to the following as of December 31:

                                        1996                     1995
                                 ----------------------------------------------
                                 Current   Non-current    Current   Non-current
                                 ----------------------------------------------
  Deferred tax assets:
   Uniform capitalization.....   $ 2,000  $        --     $ 3,000   $     --
   Other accruals and
    reserves..................    91,000           --      81,000         --
   Capitalized research and
    development...............        --    1,461,000        --           --
   Net operating losses and
    tax credits...............        --   20,346,000        --      12,484,000
                                 ----------------------------------------------
  Total deferred tax assets...    93,000   21,807,000      84,000    12,484,000
  Deferred tax liabilities:
   Amortization and
    depreciation expense......        --      413,000      16,000         --
   Federal benefit for
    state income taxes........     7,000    1,169,000        --         636,000
                                 ----------------------------------------------
  Total deferred tax
   liabilities................     7,000    1,582,000      16,000       636,000
                                 ----------------------------------------------
  Net deferred tax assets.....    86,000   20,225,000      68,000    11,848,000
  Less valuation reserve......    86,000   20,225,000      68,000    11,848,000
                                 ----------------------------------------------
                                 $    --  $     --        $  --     $     --
                                 ----------------------------------------------
                                 ----------------------------------------------

    The Company has net operating loss carryforwards for federal tax purposes of $49.5 million which expire in the years 2002 to 2011. Research and alternative minimum tax credit carryforwards aggregating $2.3 million which are available for federal and state tax purposes. These credits expire in the years 2002 to 2011. The Company also has a state net operating loss carryforward of $12.9 million which expires in the years 1997 to 2001. Under
Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards may be limited based on changes in the percentage of ownership in the Company.

7.  COMMITMENTS AND CONTINGENCIES

    The Company has entered into agreements with various parties to perform research and development and conduct clinical trials on behalf of the Company. For the research and development agreements, the Company has the right to use and license, patent and commercialize any products resulting from these agreements. In connection with these clinical trial agreements, the Company has recorded as research and development costs of $1,575,279, $465,000, and $402,000 for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, the Company has future obligations of $148,750 of which $58,750 is due in 1997. The Company has also entered into licensing and OEM agreements to develop, manufacture and market drugs and devices for photodynamic therapy and other related uses. The agreements provide for the Company to receive or pay royalties at various rates. The Company has recorded royalty revenues of $73,000, $39,000 and $7,000 for the years ended December 31, 1996, 1995 and 1994 , respectively.

    In 1993, the Company entered into two separate strategic development letter agreements each of which provide for the co-development of medical catheters for use in certain photodynamic therapy applications and the option to negotiate a long-term license to market these devices. Reimbursements for preclinical funding of $27,000 and $60,000 were received in 1996 and 1995, respectively, and no reimbursements were received in 1994.

    In 1994, the Company entered into a development and commercial supply agreement with a related party to receive formulation and packaging services for one of the Company's drugs at specified prices. For the years ended December 31, 1996 and 1995, respectively, the Company paid $2,596,000 and $830,000 and recorded as expense $2,505,000 and $1,685,000 primarily for drug development cost. For the year ended December 31, 1994, the Company paid and recorded as expense $600,000. The agreement requires the Company to pay an additional $400,000 if certain milestones are achieved.

    In July 1995, the Company entered into an exclusive development and licensing agreement with Pharmacia & Upjohn, a related party, for the Company's leading proprietary photoreactive drug. Under this agreement, the Company is entitled to receive funding for certain preclinical development and clinical trial costs, payments upon the achievement of certain milestones and royalties upon the commercial sale of drug products. In September 1995, the Company signed two supply contracts with the same related party which support the license agreement. The first agreement specifies the terms under which the Company will supply drug product for the ongoing clinical development and through to the commercial marketplace. Under the second agreement, the Company will manufacture and supply medical light devices for use with the drug product. For the year ended December 31, 1996, the Company recorded license revenues of $2.9 million related to the commencement of the billing for the reimbursement of clinical costs related to the Pharmacia & Upjohn license agreement of which $2.0 million is included in accounts receivable. In July 1996, the Company amended the license agreement to include an additional disease field and in December 1996, entered into an additional supply contract for devices under the new field. Terms of the amendment to the license agreement and the new supply contract are similar to existing agreements.

    Certain of the Company's research has been or is being funded in part by Small Business Innovation Research or National Institutes of Health grants. As a result of such funding, the United States Government has or will have certain rights in the technology developed which includes a non-exclusive, worldwide license under such inventions of any governmental purpose and the right to require the Company to grant an exclusive license under any of such intentions to a third party based on certain criteria. For the years ended December 31, 1996, 1995 and 1994, the Company has recorded income from grants of $550,000, $385,000 and $95,000, respectively.

     The Company is involved in certain claims and inquiries that are routine to its business. Legal proceedings tend to be unpredictable and costly. Based on currently available information, management believes that the resolution of pending claims, regulatory inquiries, and legal proceedings will not have a material adverse effect on the Company's operating results, financial position or liquidity position.

8.   LEASES

     The Company leases three buildings for a total monthly rental of $63,800. One of the leases expires in October 1997 and may be renewed for three years thereafter. Each of the other two leases expire August 1999 and may also be renewed for three years thereafter. The leases provide for annual rental increases based upon a Consumer Price Index.

     Beginning in 1993, the Company entered into capital lease agreements for various research equipment. The leases are from one to five years and require equal monthly payments of principal and interest, with interest ranging from 10% to 14%. Amortization expense related to this capitalized leased equipment is included as depreciation expense. Accumulated amortization was $91,000 and $54,000 at December 31, 1996 and 1995, respectively. In connection with the leases, noncash fixed asset acquisitions were $75,000 and $47,000 for the years ended December 31, 1995 and 1994, respectively. There were no noncash fixed asset acquisitions made in 1996.

     Future minimum lease payments as of December 31, 1996 are as follows:

                                                 Operating Lease  Capital Leases
                                                 ---------------  --------------
          1997................................    $     768,000    $     46,000
          1998................................          581,000          18,000
          1999................................          386,000              --
          2000................................            1,000              --
          2001................................               --              --
                                                  -------------    ------------
          Total minimum lease payments........    $   1,736,000          64,000
                                                  -------------
          Less amounts representing interest..                           (5,000)
                                                                   ------------
          Present value of lease payments.....                     $     59,000
                                                                   ------------
                                                                   ------------

     Rent expense was $504,000, $216,000 and $207,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

9.   RELATED PARTY TRANSACTIONS

     A director of the Company is a founder, Chairman, President and Chief Executive Officer of a company which provides corporate financial consulting services in the areas of mergers and acquisitions, public and private financings, strategic planning and financial analysis. Both the consulting company and the director have been advisors to the Company since 1991 and have been involved in the Company's private and public financings from 1991 to the present. The consulting company was paid $45,800 in connection with the Company's initial public offering in 1995 and $1,115,000 in connection with the Company's secondary offering in 1996. The Company recorded as expense $224,000 and $53,000 for the years ended December 31, 1996 and 1995, respectively, in connection with ongoing consulting services provided by the company.

     In July, 1996, a partner in a law firm used by the Company for outside legal counsel, was elected by the Board of Directors to serve as Secretary of the Company. The Company paid $131,000 in connection with legal services for the Company's initial public offering in 1995 and $57,000 in connection with the Company's secondary offering in 1996. In connection with general legal services provided by the law firm, the Company recorded as expense $116,000, $191,000 and $18,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following is information concerning the fair value of each class of financial instrument at December 31, 1996:

CASH, CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND MARKETABLE SECURITIES

     The carrying amounts of cash, cash equivalents, accounts receivable and marketable equity securities approximate their fair values. Fair values of cash equivalents and marketable securities are based on quoted market prices.

LONG TERM OBLIGATIONS

     The carrying amount of long term obligations approximate their fair values due to the short remaining term of maturity of these obligations.

                           INDEX TO EXHIBITS

                                                                Incorporating
Exhibit                                                         Reference
Number                     Description                          (if applicable)
-------                    -----------                          ---------------
3.1     Certificate of Amendment of the Restated Certificate of     [C][3.11]
        Incorporation of the Registrant filed with the Delaware
        Secretary of  State on  July 24, 1995.
3.2     Restated Certificate of Incorporation of the Registrant     [B][3.1]
        filed with the Delaware Secretary of State on December
        14, 1994.
3.3     Certificate of Amendment of the Certificate of              [A][3.2]
        Incorporation of the Registrant filed with the Delaware
        Secretary of State on March 17, 1994.
3.4     Certificate of Amendment of the Certificate of              [A][3.3]
        Incorporation of the Registrant filed with the Delaware
        Secretary of State on October 7, 1992.
3.5     Certificate of Amendment of the Certificate of              [A][3.4]
        Incorporation of the Registrant filed with the Delaware
        Secretary of State on November 21, 1991.
3.6     Certificate of Amendment of the Certificate of              [A][3.5]
        Incorporation of the Registrant filed with the Delaware
        Secretary of State on September 27, 1991.
3.7     Certificate of Amendment of the Certificate of              [A][3.6]
        Incorporation of the Registrant filed with the Delaware
        Secretary of State on December 20, 1989.
3.8     Certificate of Amendment of the Certificate of              [A][3.7]
        Incorporation of the Registrant filed with the Delaware
        Secretary of State on August 11, 1989.
3.9     Certificate of Amendment of the Certificate of              [A][3.8]
        Incorporation of the Registrant filed with the Delaware
        Secretary of State on July 13, 1989.
3.10    Certificate of Incorporation of the Registrant filed with   [A][3.9]
        the Delaware Secretary of State on June 16, 1989.
3.11    Amended and Restated Bylaws of the Registrant.              [G][3.11]
4.1     Specimen Certificate of Common Stock.                       [B][4.1]
4.2     Form of Convertible Promissory Note.                        [A][4.3]
4.3     Form of Indenture.                                          [A][4.4}
4.4     Special Registration Rights Undertaking.                    [A][4.5]
4.5     Undertaking Agreement dated August 31, 1994.                [A][4.6]
4.6     Letter Agreement dated March 10, 1994.                      [A][4.7]
4.7     Form of $10,000,000 Common Stock and Warrants Offering      [A][4.8]
        Investment Agreement.
10.1@   Amendment dated as of March 20, 1996 to Development and     [D][10.1]
        License Agreement, Product Supply Agreement and Device
        Supply Agreement between Registrant and Pharmacia, S.p.A.
10.2@   Development and Distribution Agreement between Registrant   [F][10.1]
        and Iridex Corporation.
10.3#   Commercial Lease Agreement between Registrant and Santa     [F][10.2]
        Barbara Business Park, a California Limited Partnership.
10.4    PDT, Inc. Stock Compensation Plan.*                         [E]
10.5@   Ophthalmology Amendment to Development and License          [G][10.2]
        Agreement between Registrant and Pharmacia & Upjohn
        S.p.A. and Pharmacia & Upjohn AB.
10.6    Forms of Loan Program including Loan Program Agreement,     [G][10.3]
        Loan Program Summary Description and Employee Loan
        Promissory Note.
10.7    Form of Amendment No. 3 to 1989 Stock Option Agreement.*    [G][10.4]
10.8    Form of Incentive Stock Option Agreement.*
10.9    Form of Non-Qualified Stock Option Agreement.*
10.10   Form of Restricted Share Agreement.*
10.11   Form of Stock Rights Agreement.*
10.12   Amendment No. 4 to Employment Agreement dated as of May 17,
        1996 between the Registrant and Gary S. Kledzik.*

                                                                Incorporating
Exhibit                                                         Reference
Number                     Description                          (if applicable)
-------                    -----------                          ---------------

10.13   Amendment No. 8 to Employment Agreement dated as of
        May 17, 1996 between the Registrant and David E. Mai.*
10.14   Amendment No. 9 to Employment Agreement dated as of
        July 17, 1996 between the Registrant and David E. Mai.*
10.15 Amendment No. 1 to Employment Agreement dated as of December 25, 1995 between the Registrant and John M. Philpott.*
10.16+ Investment Agreement dated December 27, 1996 between PDT Cardiovascular, Inc. and Ramus Medical Technologies.
10.17 Co-Development Agreement dated December 27, 1996 between PDT Cardiovascular, Inc. and Ramus Medical Technologies.
10.18+ Series A Preferred Stock Registration Rights Agreement dated December 27, 1996 between PDT Cardiovascular, Inc. and Ramus Medical Technologies.
10.19+  Option to Purchase Ramus Medical Technologies dated
        December 27, 1996.
10.20+  Amendment dated as of  December 16, 1996 to Product
        Supply Agreement between Registrant and Pharmacia &
        Upjohn S.p.A. and Pharmacia & Upjohn AB.
10.21+  SnET2 Device Supply Agreement for Ophthalmology dated as of  December 20, 1996 between Registrant and Pharmacia &
        Upjohn AB.
11.1    Statement regarding computation of net loss per share.
27.1    Financial Data Schedule.
__________________________
[A] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[B] Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[C] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1995, as amended on Form 10-Q/A dated December 6, 1995 (File No. 0-25544).
[D] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended March 31, 1996 (File No. 0-25544).
[E] Incorporated by reference from the Registrant's 1996 Definitive Proxy Statement filed June 18, 1996
[F] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1996 (File No. 0-25544).
[G] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended September 30, 1996 (File No. 0-25544).
@ Filed subject to confidential treatment application granted by the Commission. Confidential portions of this Exhibit have been omitted (by redacting-out such material).
# The material has been filed separately on paper pursuant to a request granted by the Commission for a continuing hardship exemption from filing electronically.
+ Filed subject to confidential treatment. Confidential portions of this exhibit have been omitted (by redacting-out such material).
*       Management contract or compensatory plan or arrangement.