Form 10-Q
period 1997-03-31
PDT INC /DE/
filed 1997-05-14
CIK 933745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1997

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                                   OUTSTANDING AT APRIL 30, 1997
         -----                                   -----------------------------
Common Stock, $.01 par value                           12,435,385

                                TABLE OF CONTENTS


                          PART 1. FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
          Consolidated balance sheets as of March 31, 1997 and
            December 31, 1996 ...................................            3
          Consolidated statements of operations for the three
            months ended March 31, 1997 and 1996 ................            4
          Consolidated statements of cash flows for the three
            months ended March 31, 1997 and 1996 ................            5
          Notes to consolidated financial statements ............            6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .................            7


                           PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ......................           11

          SIGNATURES ............................................           12

                                        PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                  PDT, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)



                                                                          MARCH 31,     DECEMBER 31,
                                                                             1997          1996
                                                                        -------------    -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ........................................   $  25,916,000    $  31,498,000
   Investments in short term marketable securities ..................      20,567,000       20,600,000
   Accounts receivable ..............................................       2,399,000        2,179,000
   Prepaid expenses and other current assets ........................         791,000          390,000
                                                                        -------------    -------------
Total current assets ................................................      49,673,000       54,667,000

Property, plant & equipment:
   Vehicles .........................................................          28,000           28,000
   Furniture and fixtures ...........................................         944,000          943,000
   Equipment ........................................................       2,589,000        2,444,000
   Leasehold improvements ...........................................       1,048,000        1,072,000
   Capital lease equipment ..........................................         184,000          184,000
                                                                        -------------    -------------
                                                                            4,793,000        4,671,000
   Accumulated depreciation and amortization ........................       2,014,000        1,806,000
                                                                        -------------    -------------
                                                                            2,779,000        2,865,000
Investment in affiliate .............................................       1,768,000        2,000,000
Patents and other assets ............................................         408,000          354,000
                                                                        =============    =============
Total assets ........................................................   $  54,628,000    $  59,886,000
                                                                        =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................   $   2,217,000    $   2,716,000
   Accrued payroll and expenses .....................................         482,000          352,000
   Current portion of long term obligations .........................          28,000           42,000
   Current portion of capital lease obligations .....................          39,000           38,000
                                                                        -------------    -------------
Total current liabilities ...........................................       2,766,000        3,148,000

Capital lease obligations, less current portion .....................           9,000           21,000

Shareholders' equity:
   Common stock, 50,000,000 shares authorized;  12,396,835 and
    12,337,876 shares issued and outstanding at March 31, 1997 and
    December 31, 1996, respectively .................................     109,247,000      108,974,000
   Deferred compensation ............................................      (1,312,000)      (1,612,000)
   Accumulated deficit ..............................................     (56,082,000)     (50,645,000)
                                                                        -------------    -------------
Total shareholders' equity ..........................................      51,853,000       56,717,000
                                                                        =============    =============
Total liabilities and shareholders' equity ..........................   $  54,628,000    $  59,886,000
                                                                        =============    =============


SEE ACCOMPANYING NOTES



                                    PDT, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)



                                                    THREE MONTHS ENDED MARCH 31,
                                                          1997           1996
                                                     ------------   -----------
Revenues:
   Product sales ................................    $      --      $     1,000
   Grants, licensing and royalty income .........         291,000       628,000
                                                     ------------   -----------
                                                          291,000       629,000
Costs and expenses:
   Cost of goods sold ...........................           --            2,000
   Research and development .....................       3,866,000     4,666,000
   Selling, general and administrative ..........       2,264,000     2,838,000
   Loss in investment in affiliate ..............         232,000           --
                                                     ------------   -----------
Total costs and expenses ........................       6,362,000     7,506,000

Loss from operations ............................      (6,071,000)   (6,877,000)

Interest income (expense):
   Interest income ..............................         636,000        83,000
   Interest expense .............................          (2,000)       (8,000)
                                                     ------------   ------------
Total interest income (expense) .................         634,000        75,000

Net loss ........................................    $ (5,437,000)  $(6,802,000)
                                                     =============  ============
Net loss per share ..............................    $      (0.44)  $     (0.65)
                                                     =============  ============
Shares used in computing net loss per share .....      12,371,238    10,424,420
                                                     =============  ============

SEE ACCOMPANYING NOTES


                                                  PDT, INC.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)



                                                                    THREE MONTHS ENDED MARCH 31,
                                                                         1997          1996
                                                                   ------------   -------------

OPERATING ACTIVITIES:
Net loss ......................................................   $ (5,437,000)   $ (6,802,000)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization ..............................        212,000          96,000
   Amortization of deferred compensation ......................        282,000       3,723,000
   Changes in operating assets and liabilities:
      Accounts receivable .....................................       (220,000)       (375,000)
      Inventories .............................................           --           (10,000)
      Prepaid expenses and other assets .......................       (459,000)       (502,000)
      Accounts payable and accrued payroll and expenses .......       (369,000)         55,000
                                                                    -----------   -------------
Net cash used in operating activities .........................     (5,991,000)     (3,815,000)

INVESTING ACTIVITIES:
Purchases of marketable securities ............................    (17,067,000)           --
Sales of marketable securities ................................     17,100,000            --
Investment in affiliate .......................................        232,000            --
Purchases of property, plant, and equipment ...................       (122,000)       (161,000)
                                                                   ------------   -------------
Net cash used in investing activities .........................        143,000        (161,000)

FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock, less issuance costs ...        291,000         561,000
Payments of capital lease obligations .........................        (11,000)         (8,000)
Payments of long term obligations .............................        (14,000)        (13,000)
                                                                   ------------   -------------
Net cash provided by financing activities .....................        266,000         540,000

Net decrease in cash and cash equivalents .....................     (5,582,000)     (3,436,000)
Cash and cash equivalents at beginning of period ..............     31,498,000       8,886,000
                                                                   ------------  -------------
Cash and cash equivalents at end of period ....................   $ 25,916,000    $  5,450,000
                                                                  =============   =============

SUPPLEMENTAL DISCLOSURES:
State taxes paid ..............................................   $     55,000    $      2,000
                                                                  =============   =============
Interest paid .................................................   $      3,000    $      8,000
                                                                  =============   =============


SEE ACCOMPANYING NOTES

                                    PDT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION

      The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at March 31, 1997, and for the three month periods ended March 31, 1997 and 1996, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 included in the PDT, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although PDT, Inc. (the "Company") believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the early stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to the Company's business, the unproven safety and efficacy of the Company's drug and device products, the Company's significant additional financing requirements, the uncertainty of future capital funding, the highly competitive environment of the international pharmaceuticals and medical device industries and the presence of a number of competitors with significantly greater financial, technical and other resources and extensive operating histories, the Company's potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, and the Company's dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in the Company's report on Form 10-K for the year ended December 31, 1996.

GENERAL

         Since its inception, the Company has been principally engaged in the research and development of drugs and medical device products for use in photodynamic therapy. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $56.1 million as of March 31, 1997. The Company expects to continue to incur substantial and increasing operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and regulatory activities and the costs of manufacturing and administrative activities.

         The Company's revenues primarily reflect income earned from licensing agreements, contracts, grants and device product sales. Product sales represent limited sales of photodynamic therapy devices (e.g., light producing devices and light delivery and measurement devices), sold both domestically and internationally, to researchers and an OEM distributor. To date, the Company has received no revenue from the sale of drug products, and the Company is not permitted to engage in commercial sales of drugs or devices until such time, if ever, as the Company receives requisite regulatory approvals. As a result, the Company does not expect to record significant product sales until such approvals are received.

     Until it commercializes its product(s), the Company expects revenues to continue to be attributed to licensing agreements, contracts, grants and device product sales for research use. The Company anticipates that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, the Company's ability to successfully manufacture, market and distribute its drug products and device products and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of some of its products. The Company anticipates its operating activities will result in substantial net losses for several more years.

         The Company is conducting Phase II/III clinical trials for three indications in the oncology area; has initiated a Phase I/II clinical trial in ophthalmology, is preparing to initiate additional Phase I/II clinical trials in the urology, oncology and dermatology areas; and is conducting preclinical studies in oncology, ophthalmology, urology, dermatology, gynecology and cardiology.

         The Company has awarded stock options that vest upon the achievement of certain milestones. Under Accounting Principles Board Opinion No. 25, such options are accounted for as variable stock options. As such, until the milestone is achieved (but only after it is determined to be probable), deferred compensation is recorded in an amount equal to the difference between the fair market value of the Common Stock on the date of determination less the option exercise price and is adjusted from period to period to reflect changes in the market value of the Common Stock. Deferred compensation, as it relates to a particular milestone, is amortized over the period between when achievement of the milestone becomes probable and when the milestone is estimated to be achieved. Amortization of deferred compensation could result in significant additional stock compensation expense being recorded in future periods based on the market value of the Common Stock from period to period.

         Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of the variable stock options covering 400,000 shares of Common Stock. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable options and therefore alleviates the impact of deferred compensation expense fluctuating in future periods based on the changes in the per share market value period to period. As of March 31, 1997, options covering 227,500 shares with an exercise price of $34.75 per share have vested and 100,000 shares are expected to vest during the remainder of 1997. The remaining unvested shares will vest in the years 1998 through 2000.

RESULTS OF OPERATIONS

     The following table provides a summary of the Company's revenues for the three months ended March 31, 1997 and 1996:

   -----------------------------------------------------------

                                 THREE MONTHS ENDED MARCH 31,
   CONSOLIDATED REVENUES            1997             1996
   -----------------------------------------------------------

   Product sales.............    $     --         $    1,000
   Grants and contracts......          --            256,000
   Royalties.................        66,000             --
   License...................       225,000          372,000
   -----------------------------------------------------------
   Total revenue.............    $  291,000       $  629,000
   -----------------------------------------------------------

         REVENUES. For the three months ended March 31, 1997, revenues decreased to $291,000 from $629,000 for the three months ended March 31, 1996. The decrease in revenues relates primarily to a reduction in grant income which decreased from $256,000 for the three months ended March 31, 1996 to no grant income for the three months ended March 31, 1997. Additionally, license income decreased to $225,000 for the three months ended March 31, 1997 compared to $372,000 for the same period of the prior year which related to the billing for the reimbursement of clinical costs in conjunction with the license agreement entered into in July 1995 with Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"). The Company anticipates recording license income for the reimbursement of clinical costs throughout 1997 and beyond. Although, the level of such income may fluctuate in the future depending on the amount of clinical costs incurred. In 1996 and continuing through 1997, the Company decreased its custom device order activities so as to direct its resources toward device production in support of its clinical trials and drug product development, which resulted in decreased device product sales.


     COST OF GOODS SOLD. Cost of goods sold for the three months ended March 31, 1997 decreased to $0 from $2,000 for the three months ended March 31, 1996. These amounts are reflective of the Company's decrease in custom device order activity due to its decision to allocate its manufacturing resources to supporting its preclinical and clinical testing. The Company expects gross margins to be insignificant until the Company commences commercial sales of its products.

         RESEARCH AND DEVELOPMENT. The Company's research and development expenses for the three months ended March 31, 1997 decreased to $3.9 million from $4.7 million for the three months ended March 31, 1996. The decrease in expense for the three months ended March 31, 1997 compared to the same period in 1996 was primarily due to a decrease in stock compensation expense associated with variable stock options that vested upon the achievement of certain milestones. During the quarter ended March 31, 1996, the Company recorded stock compensation expense of $1.6 million with respect to such variable stock options. Subsequently, in June 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of variable stock options that had not already vested due to the achievement of the related milestone, to change the vesting periods to specific dates which provided for the options to be accounted for as non-variable options. As a result, the Company recorded stock compensation expense of $14,000 associated with these variable stock options during the quarter ended March 31, 1997. After adjusting for the $1.6 million of stock compensation expense for the quarter ended March 31, 1996, research and development expenses increased for the quarter ended March 31, 1997 compared to the same period in 1996 primarily from increases in (i) costs associated with the research and development of new devices, drugs and formulations, (ii) costs associated with the purchase of raw materials and supplies for the production of clinical devices and drug product for use in clinical trials and (iii) payroll costs due to the growth of research and development personnel. The Company anticipates future research and development expenses to increase as the Company expands its research and development programs which include the increased hiring of personnel and continued expansion of preclinical and clinical testing. See "--General."

         SELLING, GENERAL AND ADMINISTRATIVE. The Company's selling, general and administrative expenses for the three months ended March 31, 1997 decreased to $2.3 million from $2.8 million for the three months ended March 31, 1996. The decrease in expense for the three months ended March 31, 1997 compared to the same period in 1996 was primarily due to a reduction in stock compensation expense associated with variable stock options that vested upon the achievement of certain milestones. The Company recorded stock compensation expense of $1.6 million with respect to such options for the quarter ended March 31, 1996 and recorded no stock compensation expense for the same period in 1997. After adjusting for the $1.6 million of stock compensation expense for the quarter ended March 31, 1996, selling, general and administrative expenses for the quarter ended March 31, 1997 compared to the same period in 1996 increased due to increases in (i) costs associated with professional services received from public and media relations, financial and investor consultants and attorneys, and (ii) payroll and facility costs due to the addition of administrative and corporate personnel. The Company expects future selling, general and administrative expenses to continue to grow as a result of the increased support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and financial consultants and general corporate matters as well as the other factors described above. See "--General" and "--Research and Development."

         LOSS IN INVESTMENT IN AFFILIATE. For the three months ended March 31, 1997, the Company recorded as expense $232,000 in connection with its investment in Ramus Medical Technologies in December 1996. The amount recorded represents the full amount of the affiliate's loss for the quarter ended March 31, 1997. The affiliate's losses from operations are expected to be ongoing throughout 1997 and beyond, and the level of such losses are expected to fluctuate depending on research and development activities and preclinical and clinical trial progress.

         INTEREST INCOME. For the three months ended March 31, 1997, interest income increased to $636,000 compared to interest income of $83,000 for the three months ended March 31, 1996. The increase in interest income resulted from the investment of proceeds received from the Company's secondary public offering in April 1996.

         The Company does not believe that inflation has had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception through March 31, 1997, the Company has accumulated a deficit of approximately $56.1 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of common and preferred stock, private placements of convertible notes and short term notes, its initial public offering, Pharmacia & Upjohn's purchase of Common Stock and a secondary public offering. As of March 31, 1997, the Company had received proceeds from the sale of equity securities and convertible notes of approximately $110.7 million. In addition, the Company has financed a substantial portion of its leasehold improvements and certain equipment through capital lease obligations, a leasehold improvement loan and a bank line of credit. The Company has available a $1.0 million bank line of credit which has a variable rate of interest based on the bank's lending rate (7.25% as of March 31, 1997), which expires on January 31, 1998, and is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions, including a prohibition on the payment of dividends. The Company presently has no outstanding borrowings under the bank line of credit.

         In connection with the licensing agreement with Pharmacia & Upjohn, the Company has recorded as license income the reimbursement of clinical costs of $225,000 for the three months ended March 31, 1997. The Company anticipates recording license income for the reimbursement of clinical costs throughout the remainder of 1997 and beyond. Although, the level of such income may fluctuate in the future depending on the amount of clinical costs incurred.

         For the first three months of 1997, the Company required cash for operations of approximately $6.0 million compared to $3.8 million for the same period in 1996. The increase in cash used in operations was primarily due to an increase in operating activities associated with the continued expansion of preclinical and clinical testing, the increase in research and development programs, personnel and the increase in general corporate activities. For the first three months of 1997, the Company received net cash from its financing activities of approximately $266,000 as compared to $540,000 for the same period in 1996.

         The Company invested a total of $122,000 in property, plant and equipment during the first three months of 1997 compared to $161,000 during the same period in 1996. During 1996, the Company entered into two new lease agreements for additional facilities. The addition of these new facilities increased the Company's equipment costs due to the expansion of its laboratories and office space and the purchase of equipment for this new space. The Company expects to continue to purchase significant property and equipment during 1997 and beyond as the Company expands its preclinical, clinical and research and development activities and continues its laboratory and office construction in its new facilities. Since inception, the Company has entered into capital lease agreements for approximately $184,000 of equipment, consisting primarily of laboratory equipment. The Company expects to continue to lease equipment from time to time as needed.

         The Company's capital requirements will depend on numerous factors, including the progress and magnitude of the Company's research and development programs and preclinical testing and clinical trials, the time involved in obtaining regulatory approvals, the cost involved in filing and maintaining patent claims, technological advances, competitor and market conditions, the ability of the Company to establish and maintain collaborative arrangements, the cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements.

         The Company may require substantial funding to continue its research and development activities, preclinical and clinical testing and manufacturing, marketing, sales, distribution and administrative activities. The Company has raised funds in the past through the public or private sale of securities, and may contemplate raising funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the Company's preclinical and clinical testing. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to products developed by the Company. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, preclinical and clinical testing and administrative activities and the Company's business and financial results and condition would be materially adversely affected.


                           PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.
                           See Exhibit Index on page 13.

                  (b)      Reports on Form 8-K.
                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                   PDT, INC.





Date:    May 14, 1997            By:  /S/ JOHN M. PHILPOTT
                                      --------------------
                                      John M. Philpott
                                      Chief Financial Officer and Controller
                                      (on behalf of the Company and as
                                      Principal Financial Officer and
                                      Principal Accounting Officer)



                                                INDEX TO EXHIBITS
                                                                                                        INCORPORATING
EXHIBIT                                                                                                    REFERENCE
NUMBER                                             DESCRIPTION                                          (IF APPLICABLE)
------                                             -----------                                          ---------------

3.1           Certificate  of Amendment of the Restated  Certificate of  Incorporation  of the Registrant  [C][3.11]
              filed with the Delaware Secretary of  State on  July 24, 1995.
3.2           Restated  Certificate of Incorporation of the Registrant filed with the Delaware  Secretary  [B][3.1]
              of State on December 14, 1994.
3.3           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.2]
              the Delaware Secretary of State on March 17, 1994.
3.4           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.3]
              the Delaware Secretary of State on October 7, 1992.
3.5           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.4]
              the Delaware Secretary of State on November 21, 1991.
3.6           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.5]
              the Delaware Secretary of State on September 27, 1991.
3.7           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.6]
              the Delaware Secretary of State on December 20, 1989.
3.8           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.7]
              the Delaware Secretary of State on August 11, 1989.
3.9           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.8]
              the Delaware Secretary of State on July 13, 1989.
3.10          Certificate of Incorporation  of the Registrant filed with the Delaware  Secretary of State  [A][3.9]
              on June 16, 1989.
3.11          Amended and Restated Bylaws of the Registrant.                                               [D][3.11]
4.1           Specimen Certificate of Common Stock.                                                        [B][4.1]
4.2           Form of Convertible Promissory Note.                                                         [A][4.3]
4.3           Form of Indenture.                                                                           [A][4.4]
4.4           Special Registration Rights Undertaking.                                                     [A][4.5]
4.5           Undertaking Agreement dated August 31, 1994.                                                 [A][4.6]
4.6           Letter Agreement dated March 10, 1994.                                                       [A][4.7]
4.7           Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.
                                                                                                           [A][4.8]
10.1          Amendment No. 5 to Employment  Agreement dated as of January 1, 1997 between the Registrant and Gary S. Kledzik.*
10.2          Amendment  No.  10 to  Employment  Agreement  dated  as of  January  1,  1997  between  the
              Registrant and David E. Mai.*
10.3          Amendment No. 3 to Employment  Agreement dated as of January 1, 1997 between Registrant and
              Daniel R. Doiron.*
10.4          Amendment No. 2 to Employment  Agreement dated as of January 1, 1997 between Registrant and
              John M. Philpott.*
11.1          Statement regarding computation of net loss per share.
27.1          Financial Data Schedule.
-------------------
[A]        Incorporated by reference from the exhibit referred to in brackets  contained in the Registrant's  Registration
           Statement on Form S-1 (File No. 33-87138).
[B]        Incorporated  by  reference  from the exhibit  referred  to in brackets  contained  in  Amendment  No. 2 to the
           Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[C]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-Q for the quarter  ended June 30, 1995, as amended on Form 10-Q/A dated December 6, 1995 (File No. 0-25544).
[D]        Incorporated  by reference from the exhibit  referred to in brackets  contained in the  Registrant's  Form 10-Q for the quarter ended September 30, 1996 (File No. 0-25544).
*          Management contract or compensatory plan or arrangement.
