Form 10-Q
period 1997-06-30
PDT INC /DE/
filed 1997-08-12
CIK 933745

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                           For the quarterly period ended June 30, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                  OUTSTANDING AT JULY 31, 1997
         -----                                  ----------------------------
Common Stock, $.01 par value                             12,335,879

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                              PAGE
                                                                              ----

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS
          Consolidated balance sheets as of June 30, 1997 and
            December 31, 1996...................................................3
          Consolidated statements of operations for the three months ended
            June 30, 1997 and 1996, and for the six months ended
            June 30, 1997 and 1996..............................................4
          Consolidated statements of cash flows for the six months ended
            June 30, 1997 and 1996..............................................5
          Notes to consolidated financial statements............................6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ................................7



                   PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................12

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................12

          SIGNATURES ...........................................................13


PART I. FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                          PDT, INC.
                                 CONSOLIDATED BALANCE SHEETS


                                                         June 30,        December 31,
                                                            1997             1996
                                                      ---------------   ---------------
                                                        (Unaudited)

                       Assets
Current assets:
   Cash and cash equivalents .....................    $   17,570,000   $    31,498,000
   Investments in short term marketable securities        21,327,000        20,600,000
   Accounts receivable ...........................           586,000         2,179,000
   Prepaid expenses and other current assets .....           780,000           390,000
                                                      ---------------  ----------------
Total current assets .............................        40,263,000        54,667,000

Property, plant & equipment:
   Vehicles ......................................            28,000            28,000
   Furniture and fixtures ........................           972,000           943,000
   Equipment .....................................         2,883,000         2,444,000
   Leasehold improvements ........................         1,190,000         1,072,000
   Capital lease equipment .......................           184,000           184,000
                                                      ---------------  ----------------
                                                           5,257,000         4,671,000
   Accumulated depreciation and amortization .....         2,247,000         1,806,000
                                                      ---------------  ----------------
                                                           3,010,000         2,865,000
Investment in affiliate ..........................         1,528,000         2,000,000
Patents and other assets .........................           631,000           354,000
                                                      ---------------  ----------------
Total assets .....................................    $   45,432,000   $    59,886,000
                                                      ===============  ================

        Liabilities and shareholders' equity
Current liabilities:
   Accounts payable ..............................    $    2,557,000   $     2,716,000
   Accrued payroll and expenses ..................           373,000           352,000
   Current portion of long term obligations ......            14,000            42,000
   Current portion of capital lease obligations ..            35,000            38,000
                                                      ---------------  ----------------
Total current liabilities ........................         2,979,000         3,148,000

Capital lease obligations, less current portion ..             2,000            21,000

Shareholders' equity:
   Common stock, 50,000,000 shares authorized;
    12,296,886 and 12,337,876 shares
    issued and outstanding at June 30, 1997 and
    December 31, 1996, respectively ..............       105,252,000       108,974,000
   Deferred compensation .........................          (983,000)       (1,612,000)
   Accumulated deficit ...........................       (61,818,000)      (50,645,000)
                                                      ---------------  ----------------
Total shareholders' equity .......................        42,451,000        56,717,000
                                                      ---------------  ----------------
Total liabilities and shareholders'equity ........    $   45,432,000   $    59,886,000
                                                      ===============  ================


See accompanying notes.


                                             PDT, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                 Three months ended June 30,    Six months ended June 30,
                                                     1997            1996            1997            1996
                                               --------------   -------------   -------------    -------------

Revenues:
   Product sales ..........................    $       --       $      3,000    $       --       $      4,000
   Grants, licensing and royalty income ...          433,000         753,000         724,000        1,381,000
                                               --------------   -------------   -------------    -------------
                                                     433,000         756,000         724,000        1,385,000
Costs and expenses:
   Cost of goods sold .....................            --              2,000            --              4,000
   Research and development ...............        4,364,000       3,384,000       8,230,000        8,050,000
   Selling, general and administrative ....        2,006,000        (331,000)      4,270,000        2,507,000
   Loss in investment in affiliate ........          240,000            --           472,000             --
                                               --------------   -------------   -------------    -------------
Total costs and expenses ..................        6,610,000       3,055,000      12,972,000       10,561,000

Loss from operations ......................       (6,177,000)     (2,299,000)    (12,248,000)      (9,176,000)

Interest income (expense):
   Interest income ........................          443,000         627,000       1,079,000          710,000
   Interest expense .......................           (2,000)        (10,000)         (4,000)         (18,000)
                                               --------------   -------------   -------------    -------------
Total interest income (expense) ...........          441,000         617,000       1,075,000          692,000

Net loss ..................................    $  (5,736,000)   $ (1,682,000)   $ 11,173,000)    $ (8,484,000)
                                               ==============   =============   =============    =============
Net loss per share ........................    $       (0.46)   $      (0.14)   $      (0.90)    $      (0.76)
                                               ==============   =============   =============    =============
Shares used in computing net loss per share       12,365,451      11,872,255      12,368,328       11,148,338
                                               ==============   =============   =============    =============





See accompanying notes.



                                                 PDT, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                    Six months ended June 30,
                                                                        1997            1996
                                                                  --------------   --------------

Operating activities:
Net loss ......................................................   $ (11,173,000)    $ (8,484,000)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization ..............................         450,000          252,000
   Amortization of deferred compensation ......................         611,000        1,608,000
   Changes in operating assets and liabilities:
      Accounts receivable .....................................       1,593,000       (1,113,000)
      Inventories .............................................            --             (5,000)
      Prepaid expenses and other assets .......................        (676,000)        (113,000)
      Accounts payable and accrued payroll and expenses .......        (138,000)         363,000
                                                                  --------------    -------------
Net cash used in operating activities .........................      (9,333,000)      (7,492,000)

Investing activities:
Purchases of marketable securities ............................     (25,727,000)    (123,599,000)
Sales of marketable securities ................................      25,000,000      103,600,000
Investment in affiliate .......................................         472,000             --
Purchases of property, plant and equipment ....................        (586,000)        (665,000)
                                                                  --------------    -------------
Net cash used in investing activities .........................        (841,000)     (20,664,000)

Financing activities:
Proceeds from issuance of Common Stock, less issuance costs ...         612,000       66,017,000
Purchase of Common Stock ......................................      (4,316,000)            --
Payments of capital lease obligations .........................         (22,000)         (20,000)
Payments of long term obligations .............................         (28,000)         (25,000)
                                                                  --------------    -------------
Net cash provided by (used in) financing activities ...........      (3,754,000)      65,972,000

Net increase (decrease) in cash and cash equivalents ..........     (13,928,000)      37,816,000
Cash and cash equivalents at beginning of period ..............      31,498,000        8,886,000
                                                                  --------------    -------------
Cash and cash equivalents at end of period ....................   $  17,570,000     $ 46,702,000
                                                                  ==============    =============

Supplemental disclosures:
State taxes paid ..............................................   $       80,000    $     10,000
                                                                  ==============    =============
Interest paid .................................................   $       5,000     $     18,000
                                                                  ==============    =============



See accompanying notes.

                                    PDT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at June 30, 1997, and for the three and six month periods ended June 30, 1997 and 1996, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 included in the PDT, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.    EMPLOYEE STOCK OWNERSHIP PLAN

     On December 9, 1996, the Board of Directors approved the PDT, Inc. 401(k) - Employee Stock Ownership Plan (the "ESOP") which provides substantially all employees with the opportunity for long term benefits. The ESOP was implemented by management on July 1, 1997 and operates on a calendar year basis. In conjunction with the ESOP, PDT, Inc. (the "Company") registered with the Securities and Exchange Commission 300,000 shares of the Company's Common Stock for purchase by the ESOP. The ESOP provides for eligible employees to allocate pre-tax deductions from payroll which are used to purchase the Company's Common Stock on a bi-weekly basis. The ESOP also provides for a discretionary contribution made by the Company based on the amounts contributed by the participants. The amount to be contributed by the Company is determined by the Board of Directors prior to the start of each plan year. Company contributions, which can be made in cash or other property as determined by the Board of Directors, will be made on a quarterly basis and vest over a five year period. For the 1997 plan year, the Board of Directors has directed the Company to contribute half of the amounts contributed by the participants.

3.    PER SHARE DATA

     Net loss per share is computed using the weighted average number of shares outstanding during the periods, as adjusted pursuant to the rules of the Securities and Exchange Commission for certain matters for which adjustments would not be required to be presented under APB Opinion 15, for the periods prior to the Company's public offerings.

     In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE." ("SFAS No. 128") SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. This statement also requires all prior periods to be restated to conform with this new standard. Under the new requirements, primary and fully diluted EPS will be replaced with basic and diluted EPS. Basic EPS excludes the dilutive effect of common stock equivalents which were included in the primary EPS calculation. Diluted EPS is essentially the same as fully diluted EPS amounts as calculated under the principles currently used. Other changes consist of the elimination of the modified treasury stock method and the three percent materiality provision and the revision of the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Neither the basic nor diluted EPS are expected to differ materially from the current presentation of EPS.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although PDT, Inc. believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the early stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to the Company's business, the unproven safety and efficacy of the Company's drug and device products, the Company's significant additional financing requirements, the uncertainty of future capital funding, the highly competitive environment of the international pharmaceuticals and medical device industries and the presence of a number of competitors with significantly greater financial, technical and other resources and extensive operating histories, the Company's potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, and the Company's dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

GENERAL

     Since its inception, the Company has been principally engaged in the research and development of drugs and medical device products for use in photodynamic therapy. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $61.8 million as of June 30, 1997. The Company expects to continue to incur substantial and increasing operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and regulatory activities and the costs of manufacturing and administrative activities.

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

     Until it commercializes its product(s), the Company expects revenues to continue to be attributable to licensing agreements, contracts, grants and device product sales for research use. The Company anticipates that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, the Company's ability to successfully manufacture, market and distribute its drug and device products and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of some of its products. The Company anticipates its operating activities will result in substantial net losses for several more years.

     The Company is conducting Phase II/III clinical trials for two indications in the oncology area and one indication in dermatology; is conducting a Phase I/II clinical trial in ophthalmology, is preparing to initiate additional Phase I/II clinical trials in the urology, oncology and dermatology areas; and is conducting preclinical studies in oncology, ophthalmology, urology, dermatology, gynecology and cardiology.

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

     Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of the variable stock options covering 400,000 shares of Common Stock. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable stock options and therefore alleviates the impact of deferred compensation expense fluctuation in future periods based on the changes in the per share market value from period to period. As of June 30, 1997, options covering 227,500 shares with an exercise price of $34.75 per share have vested and 100,000 shares are expected to vest during the remainder of 1997. The remaining unvested shares will vest in the years 1998 through 2000.

RESULTS OF OPERATIONS

     The following table provides a summary of the Company's revenues for the three and six months ended June 30, 1997 and 1996:


                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                 1996              1997              1996           1997
                             -------------     -------------     -------------  -------------

CONSOLIDATED REVENUES
---------------------
Product sales                $      --         $    3,000        $     --       $      4,000
Grants and contracts                --                 --              --            256,000
Royalties                        58,000             4,000           124,000            4,000
License                         375,000           749,000           600,000        1,121,000
                             -------------     -------------     -------------  -------------

Total revenue..........      $  433,000        $  756,000        $  724,000     $  1,385,000
                             =============     =============     =============  =============


     REVENUES. For the three months ended June 30, 1997, revenues decreased to $433,000 from $756,000 for the three months ended June 30, 1996. Total revenues for the six months ended June 30, 1997 decreased to $724,000 from $1.4 million in the first six months of 1996. The decrease in revenues for the three and six month periods ended June 30, 1997 as compared to the same periods in 1996 relates primarily to the decrease in license revenues related to the billing for the reimbursement of clinical costs in conjunction with the license agreement entered into in July 1995 with Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"). Additionally, the decrease in revenues for the six months ended June 30, 1997 is due to a reduction in grant income which decreased from $256,000 for the six months ended June 30, 1996 to no grant income for the six months ended June 30, 1997. The decrease in license revenue and grant income for the three and six month periods ended in 1997 was offset by an increase in royalty income earned from a license agreement entered into in 1992 with Laserscope which provides royalties from the sale of the Company's previously designed device products. The Company anticipates recording license income for the reimbursement of clinical costs throughout 1997 and beyond and expects to continue to receive royalties and grant income in the future. The level of such license, grant and royalty income may fluctuate materially in the future depending on the amount of clinical costs incurred and/or reimbursed under the Pharmacia & Upjohn Agreement, the amount of grant income awarded and expended and the amount of device products sold. In 1996 and continuing through 1997, the Company decreased its custom device order activities so as to direct its resources toward device production in support of its clinical trials and drug product development, which resulted in decreased device product sales.

     COST OF GOODS SOLD. Cost of goods sold for the three months ended June 30, 1997 and 1996 was considered insignficant. These minimal amounts are reflective of the Company's decrease in custom device order activity due to its decision to allocate its manufacturing resources to support its preclinical and clinical testing. The Company expects gross margins to be insignificant until the Company commences commercial sales of its products.

     RESEARCH AND DEVELOPMENT. The Company's research and development expenses for the three months ended June 30, 1997 increased to $4.4 million from $3.4 million for the three months ended June 30, 1996. Research and development expenses for the six months ended June 30, 1997 increased to $8.2 million from $8.1 million for the six months ended June 30, 1996. The increase for the three months ended June 30, 1997 compared to the same period in 1996 was primarily due to an adjustment of $1.0 million in deferred compensation expense recorded in the three months ended June 30, 1996. The adjustment was related to the accounting treatment associated with the decline in the per share market value of variable stock options, as well as the changing of the vesting periods of these variable stock options. After adjusting for the $1.0 million decrease in deferred compensation for the three months ended June 30, 1996, research and development expenses for the three and six month periods ended June 30, 1997 are comparable to the expenses incurred in the three and six month periods ended June 30, 1996. While the research and development expenses have remained comparable for the above periods, the Company anticipates future research and development expenses to increase as the Company expands its research and development programs which include the increased hiring of personnel and continued expansion of preclinical and clinical testing. See "--General."

     SELLING, GENERAL AND ADMINISTRATIVE. The Company's selling, general and administrative expenses for the three months ended June 30, 1997 increased by $2.3 million from the comparable period of the prior year. Total selling, general and administrative expenses for the first six months of 1997 increased to $4.3 million from $2.5 million for the first six months of 1996. The increase in selling, general and administrative expenses for the three months ended June 30, 1997 compared to the same period in 1996 is primarily due to a $2.1 million adjustment in deferred compensation expense recorded in the three months ended June 30, 1996. The adjustment was related to the accounting treatment associated with the decline in the per share market value of variable stock options, as well as the changing of the vesting periods for these variable options. This decrease in deferred compensation expense was netted against the selling, general and administrative expense for this period. After adjusting for the $2.1 million decrease in deferred compensation expense for the three months ended June 30, 1996, the increases in selling, general and administrative expenses for the three and six month periods ended June 30, 1997 as compared to the same periods in 1996 are primarily due to increases in (i) costs associated with professional services received from public and media relations, financial and investor consultants and attorneys, and (ii) payroll and facility costs due to the addition of administrative and corporate personnel. The Company expects future selling, general and administrative expenses to continue to grow as a result of the increased support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and financial consultants and general corporate matters as well as the other factors described above. See "--General" and "--Research and Development."

     LOSS IN INVESTMENT IN AFFILIATE. For the three and six month periods ended June 30, 1997, the Company recorded as expense $240,000 and $472,000, respectively, in connection with its investment in Ramus Medical Technologies, Inc. in December 1996. The amounts recorded represent the full amount of the affiliate's loss for the three and six month periods ended June 30, 1997. The affiliate's losses from operations are expected to be ongoing throughout 1997 and beyond, and the level of such losses are expected to fluctuate depending on research and development activities and preclinical and clinical trial progress.

     INTEREST INCOME. For the three months ended June 30, 1997 interest income decreased to $443,000 from $627,000 for the three months ended June 30, 1996. Interest income for the six months ended June 30, 1997 increased to $1.1 million from $710,000 for the six months ended June 30, 1996. The decrease in interest income for the three months ended June 30, 1997 is due to higher cash investment balances for the three months ended June 30, 1996 related to the Company's secondary public offering in April 1996. The increase in interest income for the six months ended June 30, 1997 is due to the proceeds from the secondary offering generating interest income over a six month period for the first six months of 1997 as compared to only a two month period for the first six months of 1996.

     The Company does not believe that inflation has had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception through June 30, 1997, the Company has accumulated a deficit of approximately $61.8 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of common and preferred stock, private placements of convertible notes and short term notes, its initial public offering, Pharmacia & Upjohn's purchase of Common Stock and a secondary public offering. As of June 30, 1997, the Company had received proceeds from the sale of equity securities and convertible notes of approximately $110.7 million. In addition, the Company has financed a substantial portion of its leasehold improvements and certain equipment through capital lease obligations, a leasehold improvement loan and a bank line of credit. The Company has available a $1.0 million bank line of credit which has a variable rate of interest based on the bank's lending rate (7.35% as of June 30, 1997), which expires on January 31, 1998, and is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions, including a prohibition on the payment of dividends. The Company presently has no outstanding borrowings under the bank line of credit.

     In July 1996, the Company's Board of Directors authorized the purchase of up to 600,000 shares of the Company's Common Stock. During 1996, the Company repurchased, and subsequently retired, 138,500 shares at a cost of $3.9 million. Through the first six months of 1997, the Company has repurchased an additional 167,500 shares at a cost of $4.3 million. As of June 30, 1997, all shares repurchased were retired.

     In connection with the licensing agreement with Pharmacia & Upjohn, the Company has recorded as license income the reimbursement of clinical costs of $375,000 for the second quarter of 1997, and $600,000 for the six months ended June 30, 1997. The Company anticipates recording license income for the reimbursement of clinical costs throughout the remainder of 1997 and beyond. Although, the level of such income may fluctuate in the future depending on the amount of clinical costs incurred.

     For the first six months of 1997, the Company required cash for operations of approximately $9.3 million compared to $7.5 million for the same period in 1996. The increase in cash used in operations was primarily due to an increase in operating activities associated with the continued expansion of preclinical and clinical testing, the increase in research and development programs, personnel and general corporate activities. For the first six months of 1997, the Company required cash for its financing activities of approximately $3.8 million as compared to net cash received from its financing activities of $66.0 million for the same period in 1996. This increase in cash used in financing activities is primarily related to the repurchase made by the Company of its Common Stock during the first six months of 1997. The increase in cash provided by financing activities in 1996 is due to the proceeds received from the Company's secondary public offering which closed in April 1996.

     The Company invested a total of $586,000 in property, plant and equipment during the first six months of 1997 compared to $665,000 during the same period in 1996. During 1996, the Company entered into two new lease agreements for additional facilities. The addition of these new facilities increased the Company's equipment costs due to the expansion of its laboratories and office space and the purchase of equipment for this new space. The Company expects to continue to purchase significant property and equipment during 1997 and beyond as the Company expands its preclinical, clinical and research and development activities and continues laboratory and office construction in its new facilities. Since inception, the Company has entered into capital lease agreements for approximately $184,000 of equipment, consisting primarily of laboratory equipment. The Company expects to continue to lease equipment from time to time as needed.

     The Company's capital requirements will depend on numerous factors, including the progress and magnitude of the Company's research and development programs and preclinical testing and clinical trials, the time involved in obtaining regulatory approvals, the cost involved in filing and maintaining patent claims, technological advances, competitive and market conditions, the ability of the Company to establish and maintain collaborative arrangements, the cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements.

     The Company may require substantial funding to continue its research and development activities, preclinical and clinical testing and manufacturing, marketing, sales, distribution and administrative activities. The Company has raised funds in the past through the public or private sale of securities, and will contemplate raising funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the Company's preclinical and clinical testing. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to products developed by the Company. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, preclinical and clinical testing and administrative activities and the Company's business and financial results and condition would be materially adversely affected.

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1997, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:

                                           Votes             Votes
                                            For             Withheld
                                       ---------------    ---------------

      Michael D. Farney ...........         8,037,290          1,307,220
      Charles T. Foscue ...........         9,337,210              7,300
      Gary S. Kledzik, Ph.D. ......         9,337,210              7,300
      David E. Mai ................         9,337,210              7,300
      Donald K. McGhan ............         8,902,210            442,300
      Raul E. Perez, M.D. .........         9,337,210              7,300






The following proposals were approved at the Company's Annual Meeting:

                                                      Votes       Votes                        Broker
                                                       For       Against       Abstained     Non-Votes
                                                  -----------   -----------   -----------   -----------

1.   Proposal  to  amend  the PDT,  Inc.  1996
     Stock  Compensation  Plan  to  modify  the
     grant  provisions  and increase the number
     of shares reserved under the plan. .......    8,192,027     467,727        16,949         667,807


2.   Proposal to ratify the  selection  of the
     Company's independent auditors. ..........    9,336,526       5,550         2,434               0



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

                                          PDT, INC.





Date:    August 12, 1997                  By: /S/ JOHN M. PHILPOTT
                                              --------------------
                                              John M. Philpott
                                              Chief Financial Officer
                                              (on behalf of the Company and as
                                              Principal Financial Officer and
                                              Principal Accounting Officer)



                                                  INDEX TO EXHIBITS
                                                                                                           INCORPORATING
EXHIBIT                                                                                                    REFERENCE
NUMBER                                                DESCRIPTION                                          (IF APPLICABLE)
-------                                               -----------                                          ---------------

3.1     Certificate  of Amendment of the Restated  Certificate of  Incorporation  of the Registrant           [C][3.11]
        filed with the Delaware Secretary of  State on  July 24, 1995.
3.2     Restated  Certificate of Incorporation of the Registrant filed with the Delaware  Secretary           [B][3.1]
        of State on December 14, 1994.
3.3     Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with           [A][3.2]
        the Delaware Secretary of State on March 17, 1994.
3.4     Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with           [A][3.3]
        the Delaware Secretary of State on October 7, 1992.
3.5     Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with           [A][3.4]
        the Delaware Secretary of State on November 21, 1991.
3.6     Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with           [A][3.5]
        the Delaware Secretary of State on September 27, 1991.
3.7     Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with           [A][3.6]
        the Delaware Secretary of State on December 20, 1989.
3.8     Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with           [A][3.7]
        the Delaware Secretary of State on August 11, 1989.
3.9     Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with           [A][3.8]
        the Delaware Secretary of State on July 13, 1989.
3.10    Certificate of Incorporation  of the Registrant filed with the Delaware  Secretary of State           [A][3.9]
        on June 16, 1989.
3.11    Amended and Restated Bylaws of the Registrant.
4.1     Specimen Certificate of Common Stock.                                                                 [B][4.1]
4.2     Form of Convertible Promissory Note.                                                                  [A][4.3]
4.3     Form of Indenture.                                                                                    [A][4.4]
4.4     Special Registration Rights Undertaking.                                                              [A][4.5]
4.5     Undertaking Agreement dated August 31, 1994.                                                          [A][4.6]
4.6     Letter Agreement dated March 10, 1994.                                                                [A][4.7]
4.7     Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                          [A][4.8]
10.1    Amended and restated 1996 Stock Compensation Plan.*                                                   [E]
10.2    PDT, Inc. 401(k)-Employee Stock Ownership Plan.*                                                      [F][4.1]
11.1    Statement regarding computation of net loss per share.
27.1    Financial Data Schedule.
-------------------
[A]     Incorporated by reference from the exhibit referred to in brackets  contained in the Registrant's  Registration
        Statement on Form S-1 (File No. 33-87138).
[B]     Incorporated  by  reference  from the exhibit  referred  to in brackets  contained  in  Amendment  No. 2 to the
        Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[C]     Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-Q for the quarter  ended June 30, 1995, as amended on Form 10-Q/A dated  December 6, 1995 (File No.0-25544).
[D]     Incorporated  by reference from the exhibit  referred to in brackets  contained in the  Registrant's  Form 10-Q for the quarter ended September 30, 1996 (File No. 0-25544).
[E]     Incorporated by reference from the Registrant's 1996 Definitive Proxy Statement filed April 24, 1997.
[F]     Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's  Registration
        Statement on Form S-8 filed June 17, 1997 (File No.  333-29413).
*       Management contract or compensatory plan or arrangement.