Form 10-Q
period 1997-09-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 1997-11-14
CIK 933745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 1997

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25544
                          Miravant Medical Technologies
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at October 31, 1997
         -----                               -------------------------------
Common Stock, $.01 par value                           14,064,288

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                            Page
                                                                            ----

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
        Consolidated balance sheets as of September 30, 1997 and
          December 31, 1996...................................................3
        Consolidated statements of operations for the three months ended
          September 30, 1997 and 1996, and for the nine months ended
          September 30, 1997 and 1996.........................................4
        Consolidated statements of cash flows for the nine months ended
          September 30, 1997 and 1996.........................................5
        Notes to consolidated financial statements............................6

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................8


                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................14

        SIGNATURES............................................................15


PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                               MIRAVANT MEDICAL TECHNOLOGIES
                                                CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,         December 31,
                                                                                        1997                  1996
                                                                                -------------------   ------------------
                                                                                     (Unaudited)

                                   Assets
Current assets:
   Cash and cash equivalents...............................................     $      61,676,000     $     31,498,000
   Investments in short term marketable securities.........................            13,000,000           20,600,000
   Accounts receivable.....................................................             1,179,000            1,966,000
   Prepaid expenses and other current assets...............................               807,000              390,000
                                                                                -------------------   ------------------
Total current assets.......................................................            76,662,000           54,454,000

Property, plant & equipment:
   Vehicles................................................................                28,000               28,000
   Furniture and fixtures..................................................             1,004,000              943,000
   Equipment...............................................................             3,144,000            2,444,000
   Leasehold improvements..................................................             1,835,000            1,072,000
   Capital lease equipment.................................................               184,000              184,000
                                                                                -------------------   ------------------
                                                                                        6,195,000            4,671,000
   Accumulated depreciation and amortization...............................             2,481,000            1,806,000
                                                                                -------------------   ------------------
                                                                                        3,714,000            2,865,000
Investment in affiliate....................................................             1,255,000            2,000,000
Patents and other assets...................................................               626,000              567,000
                                                                                -------------------   ------------------
Total assets...............................................................     $      82,257,000      $    59,886,000
                                                                               =====================  ==================

                   Liabilities and shareholders' equity
Current liabilities:
   Accounts payable........................................................     $       3,629,000      $     2,716,000
   Accrued payroll and expenses............................................               546,000              352,000
   Current portion of long term obligations................................                     -               42,000
   Current portion of capital lease obligations............................                27,000               38,000
                                                                               ---------------------  ------------------
Total current liabilities..................................................             4,202,000            3,148,000

Capital lease obligations, less current portion............................                     -               21,000

Shareholders' equity:
   Common stock, 50,000,000 shares authorized;
    13,488,016 and 12,337,876 shares
    issued and outstanding at September 30, 1997 and
    December 31, 1996, respectively........................................           148,267,000          108,974,000
   Deferred compensation...................................................              (604,000)          (1,612,000)
   Accumulated deficit.....................................................           (69,608,000)         (50,645,000)
                                                                               ---------------------  ------------------
Total shareholders' equity.................................................            78,055,000           56,717,000
                                                                               ---------------------  ------------------
Total liabilities and shareholders' equity.................................     $      82,257,000      $    59,886,000
                                                                               =====================  ==================

See accompanying notes.




                                              MIRAVANT MEDICAL TECHNOLOGIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                     Three months ended September 30,           Nine months ended September 30,
                                                        1997                 1996                  1997                1996
                                                 -------------------   ------------------    ------------------  -----------------

Revenues:
   Product sales...............................  $               --    $          1,000      $             --    $         5,000
   Grants, licensing and royalty income........             694,000             844,000             1,418,000          2,225,000
                                                 --------------------  ------------------    ------------------  -----------------
                                                            694,000             845,000             1,418,000          2,230,000
Costs and expenses:
   Cost of goods sold..........................                  --               1,000                    --              5,000
   Research and development....................           5,761,000           4,002,000            13,991,000         12,052,000
   Selling, general and administrative.........           3,056,000           1,844,000             7,326,000          4,351,000
   Loss in investment in affiliate.............             273,000                  --               745,000                 --
                                                 --------------------  ------------------    ------------------  -----------------
Total costs and expenses.......................           9,090,000           5,847,000            22,062,000         16,408,000

Loss from operations...........................          (8,396,000)         (5,002,000)          (20,644,000)       (14,178,000)

Interest income (expense):
   Interest income.............................             607,000             856,000             1,686,000          1,566,000
   Interest expense............................              (1,000)             (9,000)               (5,000)           (27,000)
                                                   ------------------  ------------------      ----------------  -----------------
Total interest income..........................             606,000             847,000             1,681,000          1,539,000
                                                 --------------------  ------------------    ------------------  -----------------
Net loss.......................................  $       (7,790,000)   $     (4,155,000)     $    (18,963,000)   $   (12,639,000)
                                                 ====================  ==================    ==================  =================
Net loss per share.............................  $            (0.63)   $          (0.33)     $          (1.53)   $         (1.10)
                                                 ====================  ==================    ==================  =================
Shares used in computing net loss per share....          12,410,110          12,438,069            12,382,409         11,519,785
                                                 ====================  ==================    ==================  =================


See accompanying notes.



                                               MIRAVANT MEDICAL TECHNOLOGIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                              Nine months ended September 30,
                                                                                1997                    1996
                                                                        -------------------    ---------------------

Operating activities:
Net loss...........................................................     $    (18,963,000)      $       (12,639,000)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization...................................               689,000                  412,000
   Amortization of deferred compensation...........................             1,008,000                1,961,000
   Changes in operating assets and liabilities:
      Accounts receivable..........................................               787,000               (1,873,000)
      Inventories..................................................                    --                   (5,000)
      Prepaid expenses and other assets............................              (490,000)                 (78,000)
      Accounts payable and accrued payroll and expenses............             1,107,000                 (334,000)
                                                                        ------------------      -------------------
Net cash used in operating activities..............................           (15,862,000)             (12,556,000)

Investing activities:
Purchases of marketable securities.................................            (2,900,000)            (123,700,000)
Sales of marketable securities.....................................            10,500,000              103,600,000
Investment in affiliate............................................               745,000                       --
Purchases of property, plant and equipment.........................            (1,524,000)              (1,253,000)
                                                                        ------------------      -------------------
Net cash provided by (used in) investing activities................             6,821,000              (21,353,000)

Financing activities:
Proceeds from issuance of Common Stock, less issuance costs........            43,609,000               66,152,000
Purchases of Common Stock..........................................            (4,316,000)                (250,000)
Payments of capital lease obligations..............................               (32,000)                 (33,000)
Payments of long term obligations..................................               (42,000)                 (30,000)
                                                                        ------------------      -------------------
Net cash provided by financing activities..........................            39,219,000               65,839,000

Net increase in cash and cash equivalents..........................            30,178,000               31,930,000
Cash and cash equivalents at beginning of period...................            31,498,000                8,886,000
                                                                        ------------------      -------------------

Cash and cash equivalents at end of period.........................     $      61,676,000       $       40,816,000
                                                                        ==================      ===================

Supplemental disclosures:
State taxes paid...................................................     $          92,000       $           12,000
                                                                        ==================      ===================
Interest paid......................................................     $           6,000       $           27,000
                                                                        ==================      ===================



See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation

      The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at September 30, 1997, and for the three and nine month periods ended September 30, 1997 and 1996, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.    Description of Business

      Miravant Medical Technologies is engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), the Company's proprietary technologies for photodynamic therapy. Effective September 15, 1997, the Company changed its name from PDT, Inc. to Miravant Medical Technologies.

3.    Reclassifications

      Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

4.    Employee Stock Ownership Plan

      On December 9, 1996, the Board of Directors approved the Miravant Medical Technologies 401(k) - Employee Stock Ownership Plan (the "ESOP") which provides substantially all employees with the opportunity for long term benefits. The ESOP was implemented by management on July 1, 1997 and operates on a calendar year basis. In conjunction with the ESOP, the Company registered with the Securities and Exchange Commission 300,000 shares of the Company's Common Stock for purchase by the ESOP. The ESOP provides for eligible employees to allocate pre-tax deductions from payroll which are used to purchase the Company's Common Stock on a bi-weekly basis. The ESOP also provides for a discretionary contribution made by the Company based on the amounts contributed by the participants. The amount to be contributed by the Company is determined by the Board of Directors prior to the start of each plan year. Company contributions, which can be made in cash or other property as determined by the Board of Directors, will be made on a quarterly basis and vest over a five year period. For the 1997 plan year, the Board of Directors has directed the Company to contribute half of the amounts contributed by the participants.

5.    Per Share Data

      Net loss per share is computed using the weighted average number of shares outstanding during the periods, as adjusted pursuant to the rules of the Securities and Exchange Commission for certain matters for which adjustments would not be required to be presented under Accounting Principles Board Opinion No. 15, for the periods prior to the Company's public offerings.

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

6.    Advertising

      In September 1997, the Company commenced a name change awareness and product branding program pursuant to which advertising costs were incurred. Costs incurred for producing and communicating advertising are generally expensed when incurred. Advertising expense was $1.4 million and $7,000 for the nine months ended September 30, 1997 and 1996, respectively. The amount incurred in 1997 was directly associated with the name change awareness and product branding program.

7.    Shareholders' Equity

      In September 1997, the Company completed a private equity placement totaling $45 million, which provided proceeds of $42.6 million, net of offering costs. The transaction included the issuance of 900,000 shares of Common Stock as well as one detachable Common Stock warrant for each share of Common Stock purchased. With respect to the warrants issued in connection with this placement, 50% are exercisable at $55 per share and 50% are exercisable at $60 per share. Both the Common Stock and warrants to purchase Common Stock are subject to a Lock-Up Agreement which prohibits any offer or sale for a one-year period. The Lock-Up Agreement is subject to earlier termination in certain limited circumstances, and the prohibition on sales is subject to certain limited exceptions. Additionally, the securities purchase agreements provide that if on the first anniversary of the closing of the purchase, the 30 day average closing bid price of the Common Stock for the period ending on the trading day prior to the anniversary date is less than the closing price paid, then the Company shall pay additional cash or stock, or a combination of both, as determined by the Company at its sole option.

8.    Subsequent Events

      In October 1997, the Company completed two additional private equity placements totaling $25.8 million, which provided proceeds of $25.7 million, net of offering costs. The transactions included the issuance of 516,000 shares of Common Stock as well as one detachable Common Stock warrant for each share of Common Stock purchased. Aside from the number of shares issued in connection with these placements, the terms and provisions of the placement agreements are substantially similar to the placement agreements entered into in September 1997 (See Note 7).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although Miravant Medical Technologies believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the early stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to the Company's business, the unproven safety and efficacy of the Company's drug and device products, the Company's significant additional financing requirements, the uncertainty of future capital funding, the highly competitive environment of the international pharmaceuticals and medical device industries and the presence of a number of competitors with significantly greater financial, technical and other resources and extensive operating histories, the Company's potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, and the Company's dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

GENERAL

         Since its inception, the Company has been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint (TM), the Company's proprietary technologies for photodynamic therapy. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $69.6 million as of September 30, 1997. The Company expects to continue to incur substantial and increasing operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

         The Company's revenues primarily reflect income earned from licensing agreements, contracts, grants and device product sales. Product sales represent limited sales of PhotoPoint devices (e.g., light producing devices and light delivery and measurement devices), sold both domestically and internationally, to researchers and an OEM distributor. To date, the Company has received no revenue from the sale of drug products, and the Company is not permitted to engage in commercial sales of drugs or devices until such time, if ever, as the Company receives requisite regulatory approvals. As a result, the Company does not expect to record significant product sales until such approvals are received.

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

         The Company has awarded stock options that vest upon the achievement of certain milestones. Under Accounting Principles Board Opinion No. 25, such options are accounted for as variable stock options. As such, until the milestone is achieved (but only after it is determined to be probable), deferred compensation is recorded in an amount equal to the difference between the fair market value of the Common Stock on the date of determination less the option exercise price, and is adjusted from period to period to reflect changes in the market value of the Common Stock. Deferred compensation, as it relates to a particular milestone, is amortized over the period between when achievement of the milestone becomes probable and when the milestone is estimated to be achieved. Amortization of deferred compensation could result in significant additional stock compensation expense being recorded in future periods based on the market value of the Common Stock from period to period.

         Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of the variable stock options covering 400,000 shares of Common Stock. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable options and therefore alleviates the impact of deferred compensation expense fluctuation in future periods based on the changes in the per share market value from period to period. As of September 30, 1997, options covering 227,500 shares with an exercise price of $34.75 per share have vested, 75,000 options have been canceled and 75,000 shares are expected to vest during the remainder of 1997. The remaining unvested shares will vest in the years 1998 through 2000.

RESULTS OF OPERATIONS

          The following table provides a summary of the Company's revenues for the three and nine months ended September 30, 1997 and 1996:



                                            THREE MONTHS ENDED                          NINE MONTHS ENDED
                                               SEPTEMBER 30,                              SEPTEMBER 30,
                                         1997                1996                    1997               1996
                                   -----------------   ------------------      -----------------  -----------------
CONSOLIDATED REVENUES
---------------------

Product sales..................        $       --           $    1,000            $        --        $     5,000
Grants and contracts...........                --              206,000                     --            462,000
Royalties......................            62,000               24,000                186,000             28,000
License........................           632,000              614,000              1,232,000          1,735,000
                                   -----------------   -----------------       -----------------  ----------------
Total revenue..................        $  694,000           $  845,000            $ 1,418,000        $ 2,230,000
                                   =================   ==================      =================  =================

         REVENUES. For the three months ended September 30, 1997, revenues decreased to $694,000 from $845,000 for the three months ended September 30, 1996. Total revenues for the nine months ended September 30, 1997 decreased to $1.4 million from $2.2 million for the first nine months of 1996. The decrease in revenues for the three month period ended September 30, 1997 as compared to the same period in 1996 relates primarily to the decrease in grant income from $206,000 for the three months ended September 30, 1996 to no grant income received through the three months ended September 30, 1997. This decrease in revenues was partially offset by increased royalty income earned from a license agreement entered into in 1992 with Laserscope which provides royalties from the sale of the Company's previously designed device products. The decrease in revenues for the nine month period ended September 30, 1997 compared to the same period in 1996 relates to a decrease of $462,000 in grant income and decreased license income revenue related to the billing for the reimbursement of clinical costs in conjunction with the license agreement entered into in July 1995 with Pharmacia and Upjohn, Inc. ("Pharmacia & Upjohn"). This decrease in 1997 revenues was partially offset by increased royalty income related to the Laserscope license agreement. The decrease in grant income for the three and nine months ended September 30, 1997 was due to all grants previously awarded having been fully utilized during 1996. The Company has been awarded two grants for a total of $1.2 million which commence October 1, 1997 and end September 29, 1999. The Company anticipates recording license income for the reimbursement of clinical costs throughout 1997 and expects to continue to receive royalties and grant income in the future. The level of such license, grant and royalty income is likely to fluctuate materially from period to period and in the future depending on the amount of clinical costs incurred and/or reimbursed and the extent of development activities under the Pharmacia & Upjohn Agreement, the amount of grant income awarded and expended and the amount of device products sold by Laserscope. In 1996 and continuing through 1997, the Company decreased its custom device order activities so as to direct its resources toward device production in support of its preclinical and clinical trials and drug product development, which resulted in decreased device product sales.

         COST OF GOODS SOLD. Cost of goods sold for the three and nine months ended September 30, 1997 and 1996 was considered insignificant. These minimal amounts are reflective of the Company's decrease in custom device order activity due to its decision to allocate its manufacturing resources to support its preclinical and clinical testing. The Company expects gross margins to be insignificant until the Company commences commercial sales of its products.

         RESEARCH AND DEVELOPMENT. The Company's research and development expenses for the three months ended September 30, 1997 increased to $5.8 million from $4.0 million for the three months ended September 30, 1996. Research and development expenses for the nine months ended September 30, 1997 increased to $14.0 million from $12.1 million for the nine months ended September 30, 1996. The increase in research and development expenses for the three and nine months ended September 30, 1997 compared to the same periods in 1996 relate primarily to increased costs associated with the screening and treatment of qualified individuals for participation in the clinical trials, the preparation for the Company's first New Drug Application ("NDA") filing and the preclinical work associated with the development of new clinical programs. In addition, research and development expenses continue to increase in conjunction with the Company's progression through the various stages of preclinical and clinical trials and the increased costs associated with the purchase of raw materials and supplies for the production of clinical devices and drug product for use in these preclinical and clinical trials. The Company anticipates future research and development expenses to increase as the Company continues to prepare for its NDA filing and expands its research and development programs, which include the increased hiring of personnel and continued expansion of preclinical and clinical testing. See "--General."

         SELLING, GENERAL AND ADMINISTRATIVE. The Company's selling, general and administrative expenses for the three months ended September 30, 1997 increased to $3.1 million from $1.8 million for the comparable period in 1996. Total selling, general and administrative expenses for the first nine months of 1997 increased to $7.3 million from $4.4 million for the first nine months of 1996. The increase in selling, general and administrative expenses for the three months ended September 30, 1997 compared to the same period in 1996 is primarily due to increased expenses associated with the Company's name change awareness and product branding program. These expenses were incurred, and will continue to be incurred through the remainder of 1997, in order to create an awareness of the Company's emerging PhotoPoint technologies and begin to establish name brand recognition. In addition to increased costs associated with the Company's name change awareness and product branding program, selling, general and administrative costs for the nine months ended September 30, 1997 increased as compared to same period in 1996 due to increases in (i) costs associated with professional services received from public and media relations, financial and investor consultants and attorneys, and (ii) payroll and facility costs due to the addition of administrative and corporate personnel. The Company expects future selling, general and administrative expenses to continue to grow as a result of the increased support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and financial consultants, and general corporate matters as well as the other factors described above. See "--General" and "--Research and Development."

         LOSS IN INVESTMENT IN AFFILIATE. For the three and nine month periods ended September 30, 1997, the Company recorded as expense $273,000 and $745,000, respectively, in connection with its investment in Ramus Medical Technologies, Inc. in December 1996. The amounts recorded represent the full amount of the affiliate's loss for the three and nine month periods ended September 30, 1997. The affiliate's losses from operations are expected to be ongoing throughout 1997 and beyond, and the level of such losses are expected to fluctuate depending on research and development activities and preclinical and clinical trial progress.

         INTEREST INCOME. For the three months ended September 30, 1997, interest income decreased to $607,000 from $856,000 for the three months ended September 30, 1996. Interest income for the nine months ended September 30, 1997 increased to $1.7 million from $1.6 million for the nine months ended September 30, 1996. The decrease in interest income for the three months ended September 30, 1997 is due to higher cash investment balances throughout the three months ended September 30, 1996 related to the Company's secondary public offering in April 1996. The increase in interest income for the nine months ended September 30, 1997 is due to the proceeds from the secondary offering generating interest income over a nine month period for the first nine months of 1997 as compared to only a five month period for the first nine months of 1996.

         The Company does not believe that inflation has had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception through September 30, 1997, the Company has accumulated a deficit of approximately $69.6 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of common and preferred stock, private placements of convertible notes and short term notes, its initial public offering, Pharmacia & Upjohn's purchase of Common Stock and a secondary public offering. As of September 30, 1997, the Company has received proceeds from the sale of equity securities and convertible notes of approximately $155.7 million. The Company has available a $1.0 million bank line of credit which has a variable rate of interest based on the bank's lending rate (7.35% as of September 30, 1997), which expires on January 31, 1998, and is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions, including a prohibition on the payment of dividends. The Company presently has no outstanding borrowings under the bank line of credit.

         In July 1996, the Company's Board of Directors authorized the purchase of up to 600,000 shares of the Company's Common Stock. During 1996, the Company repurchased, and subsequently retired, 138,500 shares at a cost of $3.9 million. Through the first nine months of 1997, the Company has repurchased an additional 167,500 shares at a cost of $4.3 million. As of September 30, 1997, all shares repurchased were retired.

         In connection with the licensing agreement with Pharmacia & Upjohn, the Company has recorded as license income the reimbursement of clinical costs of $632,000 for the third quarter of 1997 and $1.2 million for the nine months ended September 30, 1997. The Company anticipates recording license income for the reimbursement of clinical costs throughout the remainder of 1997, although the level of such income is likely to fluctuate materially in the future depending on the amount of clinical costs incurred and/or reimbursed and the extent of development activities under the licensing agreement.

         For the first nine months of 1997, the Company required cash for operations of approximately $15.9 million compared to $12.6 million for the same period in 1996. The increase in cash used in operations was primarily due to an increase in operating activities associated with the continued expansion of preclinical and clinical testing, the increase in research and development programs, the name change awareness and product branding program, personnel and general corporate activities. For the first nine months of 1997, the Company received cash from its financing activities of approximately $39.2 million as compared to net cash received from its financing activities of $65.8 million for the same period in 1996. On September 25, 1997, the Company completed a Common Stock private placement of $42.6 million, net of offering costs. Aside from the net proceeds of $42.6 million received from the private placement and the $65.3 million received from the Company's secondary offering which closed in April 1996, the increase in cash used in financing activities during the first nine months of 1997 is primarily related to the repurchases made by the Company of its Common Stock. Subsequently, in October 1997, the Company completed two additional Common Stock private placements for a total of $25.7 million, net of offering costs. In connection with the three private placements in 1997, pursuant to the securities purchase agreements, the Company may be required to provide additional cash or stock, or a combination of both, at the Company's sole option, if on the first anniversary of the closing of such purchases, the 30 day average closing bid price of the Common Stock for the period ending on the trading day prior to the anniversary date is less than the closing price paid by the purchasers in such private placements. In the event that the price of the Common Stock is significantly below the 30 day average closing bid price at the anniversary date, such payment, if made in cash, would have a material adverse impact on the liquidity and financial condition of the Company, or would, if made in shares of Common Stock, result in dilution to existing shareholders (See Notes 7 and 8 to the consolidated financial statements).

         The Company invested a total of $1.5 million in property, plant and equipment during the first nine months of 1997 compared to $1.3 million during the same period in 1996. During 1996, the Company entered into two new lease agreements for additional facilities. The addition of these new facilities increased the Company's equipment costs due to the expansion of its laboratories and office space and the purchase of equipment for this new space. The Company expects to continue to incur costs relating to leasehold improvements and to purchase property and equipment during 1997 and beyond as the Company expands its preclinical, clinical and research and development activities and continues laboratory and office construction in its new facilities. Since inception, the Company has entered into capital lease agreements for approximately $184,000 of equipment, consisting primarily of laboratory equipment. The Company may lease equipment from time to time as needed.

         The Company's capital requirements will depend on numerous factors, including the progress and magnitude of the Company's research and development programs and preclinical testing and clinical trials, the time involved in obtaining regulatory approvals, the cost involved in filing and maintaining patent claims, technological advances, competitive and market conditions, the ability of the Company to establish and maintain collaborative partners and arrangements, the cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements.

         The Company may require substantial funding to continue its research and development activities, preclinical and clinical testing, manufacturing activities, commence or expand marketing, sales and distribution activities, to pursue acquistion opportunities or to meet its obligations under the price protection provisions of the securities purchase agreements described above. The Company has raised funds in the past through the public or private sale of securities, and may contemplate raising funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the Company's preclinical and clinical testing. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to products developed by the Company. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. Additionally, there can be no assurance that the current collaborative partners will continue to pursue the development and commercialization of the Company's products or that such development will result in marketable products. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, preclinical and clinical testing and administrative activities and may not be able to expand or commence manufacturing, marketing, sales and distribution activities and the Company's business and financial results and condition would be materially adversely affected.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In August 1997, the Company initiated a consent solicitation for all shareholders of record as of July 24, 1997 to amend the Certificate of
Incorporation   to  change  the  name  of  the  Company  to   Miravant   Medical
Technologies. This amendment to the Certificate of Incorporation became effective on September 12, 1997 after the Company received the necessary majority approval from the shareholders. The results of the consent solicitation were as follows:

     Votes             Votes                                   Broker
      For             Against           Abstained            Non-Votes
 -------------     -------------     ---------------       --------------
   6,548,962           28,967             2,400                  0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits.
                           See Exhibit Index on page 16.

                  (b) Reports on Form 8-K. The Company filed two reports on Form 8-K during the quarter ended September 30, 1997. These reports are summarized below:

                           Form 8-K dated  September  15,  1997,  Other Events -
                           Item 5: announcing that shareholder approval had been received to change the name of the Company to Miravant Medical Technologies.

                           Form 8-K dated  September  26,  1997,  Other Events -
                           Item 5: announcing that the Company had completed a private equity placement which included the issuance of 900,000 shares of Common Stock and warrants for a total offering price of $45 million.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                          Miravant Medical Technologies




Date:    November 13, 1997                By:/S/ John M. Philpott
                                             --------------------
                                             John M. Philpott
                                             Chief Financial Officer
                                             (on behalf of the Company and as
                                             Principal Financial Officer and
                                             Principal Accounting Officer)



                                                    INDEX TO EXHIBITS
                                                                                                           INCORPORATING
EXHIBIT                                                                                                    REFERENCE
NUMBER                                                DESCRIPTION                                          (IF APPLICABLE)
------                                                -----------                                          ---------------


3.1      Certificate  of Amendment of the Restated  Certificate of  Incorporation  of the Registrant
         filed with the Delaware Secretary of State on September 12, 1997.
3.2      Certificate  of Amendment of the Restated  Certificate of  Incorporation of  the Registrant       [C][3.11]
         filed with the Delaware Secretary of State on July 24, 1995.
3.3      Restated  Certificate of Incorporation of the Registrant filed with the Delaware  Secretary       [B][3.1]
         of State on December 14, 1994.
3.4      Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with       [A][3.2]
         the Delaware Secretary of State on March 17, 1994.
3.5      Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with       [A][3.3]
         the Delaware Secretary of State on October 7, 1992.
3.6      Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with       [A][3.4]
         the Delaware Secretary of State on November 21, 1991.
3.7      Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with       [A][3.5]
         the Delaware Secretary of State on September 27, 1991.
3.8      Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with       [A][3.6]
         the Delaware Secretary of State on December 20, 1989.
3.9      Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with       [A][3.7]
         the Delaware Secretary of State on August 11, 1989.
3.10     Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with       [A][3.8]
         the Delaware Secretary of State on July 13, 1989.
3.11     Certificate of Incorporation  of the Registrant filed with the Delaware  Secretary of State       [A][3.9]
         on June 16, 1989.
3.12     Amended and Restated Bylaws of the Registrant.
4.1      Specimen Certificate of Common Stock.                                                             [B][4.1]
4.2      Form of Convertible Promissory Note.                                                              [A][4.3]
4.3      Form of Indenture.                                                                                [A][4.4]
4.4      Special Registration Rights Undertaking.                                                          [A][4.5]
4.5      Undertaking Agreement dated August 31, 1994.                                                      [A][4.6]
4.6      Letter Agreement dated March 10, 1994.                                                            [A][4.7]
4.7      Form of $55 Common Stock Purchase Warrant.                                                        [E][4.1]
4.8      Form of $60 Common Stock Purchase Warrant                                                         [E][4.2]
10.1     Form of Non-employee Director Option Agreement.*
10.2     Form of Securities Purchase Agreement.                                                            [E][10.1]
10.3     Form of Lock-Up Agreement.                                                                        [E][10.2]
10.4     Form of Registration Rights Agreement                                                             [E][10.3]
11.1     Statement regarding computation of net loss per share.
27.1     Financial Data Schedule.
--------------
[A]      Incorporated  by reference  from the exhibit  referred to in brackets contained  in the  Registrant's  Registration  Statement  on Form S-1
         (File No. 33-87138).
[B]      Incorporated  by reference  from the exhibit  referred to in brackets contained  in  Amendment  No.  2  to  the  Registrant's  Registration
         Statement on Form S-1 (File No. 33-87138).
[C]      Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-Q for the quarter  ended June
         30, 1995, as amended on Form 10-Q/A dated  December 6, 1995 (File No.
         0-25544).
[D]      Incorporated  by reference  from the exhibit  referred to in brackets contained  in the  Registrant's  Form  10-Q  for  the  quarter  ended
         September 30, 1996 (File No. 0-25544).
[E]      Incorporated  by reference  from the exhibit  referred to in brackets contained  in the  Registrant's  Registration  Statement  on Form S-3
         (File No. 333-39905).
*        Management contract or compensatory plan or arrangement.
