Form 10-K
period 1997-12-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 1998-03-31
CIK 933745

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                          ------------------------------

                                   FORM 10-K
                        FOR ANNUAL AND SPECIAL REPORTS
                   PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                              OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                         COMMISSION FILE NUMBER: 0-25544

                             -----------------------

                          MIRAVANT MEDICAL TECHNOLOGIES
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                      77-0222872
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                           Identification No.)


             7408 HOLLISTER AVENUE, SANTA BARBARA, CALIFORNIA 93117 (Address of principal executive offices, including zip code)

                                 (805) 685-9880

              (Registrant's telephone number, including area code)

        Securities Registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                             COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of voting stock held by non-affiliates as of March 17, 1998, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was approximately $250,138,350. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person who has filed a Schedule 13D or 13G, is an affiliate.

     The number of shares of Common Stock outstanding as of March 17, 1998 was 14,229,302.

ITEM 1.   BUSINESS

GENERAL

     Miravant Medical Technologies (formerly PDT, Inc.) (the "Company") is engaged in the integrated development of drugs and medical device products for use in PhotoPoint-TM-, the Company's proprietary technologies for photodynamic therapy. PhotoPoint is a medical procedure which integrates the use of proprietary light-activated (photoselective) drugs, proprietary light producing devices and light delivery devices to achieve selective photochemical destruction of diseased cells. The Company believes that PhotoPoint has the potential to be a safe, cost-effective, minimally invasive primary or adjunctive treatment for indications in a broad number of disease areas, including oncology, ophthalmology, urology, dermatology, gynecology and cardiology. The Company is currently conducting clinical trials in oncology, dermatology and ophthalmology. All of the Company's clinical trials are testing its leading drug candidate, Purlytin-TM- (SnET2, tin ethyl etiopurpurin) ("Purlytin"). The Company is developing products in collaboration with its corporate partners, Boston Scientific Corporation ("Boston Scientific"), Cordis Corporation, a Johnson & Johnson company ("Cordis"), Chiron Diagnostics ("Chiron"), Iridex Corporation ("Iridex"), Medicis Pharmaceutical Corporation ("Medicis"), Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"), and Ramus Medical Technologies ("Ramus").

     In September and October 1997, the Company completed three private equity placements totaling $70.8 million, which provided net proceeds to the Company of $68.2 million. The transactions included the issuance of 1,416,000 shares of the Company's Common Stock as well as one detachable Common Stock warrant for each share of Common Stock purchased. In April 1996, the Company completed a secondary public offering of 1,500,000 shares of Common Stock which provided net proceeds to the Company of approximately $65.3 million.

     In December 1997, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of Common Stock. This 750,000 repurchase authorization was in addition to and superseded the repurchase program authorized in July 1996, which allowed for the repurchase of up to 600,000 shares of Common Stock. Under these repurchase programs, the Company purchased 301,000 shares in 1997 and 138,500 shares in 1996 at a cost of $10.0 million and $3.9 million, respectively. As of December 31, 1997, all shares repurchased were retired.

     Effective September 15, 1997, the Company changed its name from PDT, Inc. to Miravant Medical Technologies.

BACKGROUND

     Photodynamic therapy is a minimally invasive medical technology that uses photoselective drugs to treat or diagnose disease. The technology involves three components: photoselective drugs, light producing devices and light delivery devices.

     Photoselective drugs transform light energy into chemical energy in a manner similar to the action of chlorophyll in green plants. Certain photoselective drugs accumulate and are retained to a greater degree in fast-growing (hyperproliferating) cells. Hyperproliferation is a characteristic of cells associated with a variety of diseases such as cancer, certain cardiovascular disorders and skin diseases such as psoriasis.

     A photoselective drug is typically administered by intravenous injection and distributes throughout the body. After several hours, the drug starts to clear from normal tissues but is selectively retained in hyperproliferating tissues for up to several days. The drug is inactive until exposed to light of a specific wavelength, which can vary depending on the drug's molecular structure. Exposing the target cells to the appropriate light wavelength permits selective activation of the retained drug and initiates a chemical reaction that generates a highly reactive form of oxygen. High concentrations of this form of oxygen lead to destruction of the cellular membrane and, ultimately, cell death. The response of the target cells depends on, among other factors, the drug dose, the amount of light energy delivered, the physiology of the cell and the vasculature in the diseased areas. Neither the drug nor the light on its own can cause the desired effect. The drug is a catalyst which transfers energy. The chemical reaction stops when the light is turned off. The result of this process is that diseased cells are destroyed with minimal damage to surrounding normal tissues, offering the potential for a more selective method of treating disease than chemotherapy, radiation therapy or surgery, which can damage both normal and abnormal tissues.

     Low-power, non-thermal light can be used to activate photoselective drugs. As a result, there is little or no risk of thermal damage to surrounding tissue, as would be the case if thermal lasers were used. The light is typically generated electronically or by lasers which have been specifically modified for use in photodynamic therapy. The light is often delivered from the light source to the patient via specially modified fiber optics. These fiber optic light delivery devices produce patterns of light for different disease applications and can be channeled into the body for internal applications.

     Photodynamic therapy may be applied in two ways: (i) DRUG SELECTIVITY -hyperproliferating cells such as in a cancer tumor can be selectively destroyed by allowing the photoselective drug to clear from non-target cells before delivering light to the general area; and (ii) LIGHT SELECTIVITY -in conditions such as certain eye disorders, tissues can be selectively destroyed by precisely delivering the light to discrete areas while the drug is in circulation. This flexibility gives photodynamic therapy its potential in many different medical applications.

     While light of a specific wavelength is used to cause a photoselective drug to produce chemical reactions leading to cell death, light of a different wavelength can be used to cause the same drug to fluoresce (glow). The fluorescent property of photodynamic drugs offers the potential for their use in diagnostic applications.

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

     Photodynamic therapy has potential advantages over traditional treatment methods such as chemotherapy, radiation therapy and surgery. Photodynamic therapy offers the potential for a more selective treatment of disease with fewer side effects. The fact that photoselective drugs are retained in hyperproliferating tissues and are non-toxic until activated by light allows for selective and controlled treatment. Additionally, since the activating light offers a less invasive and less debilitating alternative to surgery, the Company believes that photodynamic therapy may result in less trauma to the patient. Further, the Company believes that photodynamic therapy for many applications may be performed on an outpatient basis or in an office setting, reducing if not eliminating the need for hospitalization. These potential advantages may make photodynamic therapy a less costly alternative to traditional treatment methods.

     The Company believes that, despite the potential benefits of photodynamic therapy, industry development has been hindered by various drawbacks. First, certain formulations of photoselective drugs are complex mixtures derived from blood or plant sources which, in contrast to synthetic drugs, vary in both content and concentration and may yield inconsistent results. Second, photodynamic therapy with some drugs produces a temporary, severe photosensitivity (sensitivity to light) requiring patients to restrict exposure to sunlight for up to several weeks following treatment. Third, light wavelengths used to activate certain other photodynamic drugs require large, expensive, difficult-to-maintain research or surgical lasers that have been adapted to produce the low-power activating light.

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

BUSINESS STRATEGY

     The Company's objective is to apply PhotoPoint, its photodynamic therapy systems--combining drug, light producing devices and light delivery devices-- as a primary therapy in targeted disease areas and as an adjunct to surgery or other therapies. The Company believes that its systems have the potential to offer a safe, cost-effective and minimally-invasive alternative therapy for numerous diseases for which current treatments are either unsatisfactory or do not exist. Key elements of the Company's strategy to achieve commercialization include:

     INTEGRATION OF PHOTOSELECTIVE DRUGS, LIGHT PRODUCING DEVICES AND LIGHT DELIVERY DEVICES. The Company's strategy is to integrate each component of photodynamic therapy into systems that offer predictable and consistent results. The Company believes that by being expert in both photodynamic drugs and devices and by integrating the development of these technologies, the Company may create competitive advantages over companies that are developing certain components of photodynamic therapy while outsourcing others. For example, integration affords the Company the opportunity to pursue regulatory approval for its drug products together with its devices through unified clinical trials.

     FOCUS ON DISEASE APPLICATIONS WITH UNMET MEDICAL NEEDS. Although the potential applications for the Company's PhotoPoint systems are numerous, the Company is initially targeting high-incidence diseases or diseases that are serious or life-threatening or for which there is no satisfactory alternative treatment. By doing so, the Company believes it may be able to accelerate regulatory processes where appropriate and facilitate commercial success.

     EXCLUSIVE COLLABORATIONS WITH INDUSTRY-LEADING PHARMACEUTICAL AND MEDICAL DEVICE COMPANIES. To facilitate development, regulatory approval, manufacturing, marketing and distribution of its products, the Company seeks to form strategic collaborations with partners who are leaders in the Company's targeted disease areas. To date, the Company has established collaborative arrangements with Pharmacia & Upjohn related to Purlytin, with Boston Scientific and Cordis related to the development of medical catheters for the delivery of light, with Iridex related to the development of diode light devices in the field of ophthalmology, with Medicis to facilitate the clinical development of PhotoPoint in dermatology, with Chiron related to the early detection and treatment of lung cancer and with Ramus related to the development of the Company's and Ramus' technology for use in photodynamic therapy in the field of cardiovascular disease. The Company seeks to obtain from its collaborative partners exclusivity in the field of photodynamic therapy and to retain certain manufacturing and co-development rights. See "--Strategic Collaborations."

     There can be no assurance that the Company will be successful in pursuing its strategy or that its goals will be achieved. See "--Risk Factors" generally for a discussion of certain risks, including those relating to operating losses, the early stage of the development of the Company and its products, strategic collaborations and forward-looking statements.

TECHNOLOGY AND PRODUCTS

     The Company is developing synthetic photoselective drugs together with software-controlled desktop light producing devices and fiber optic light delivery and measurement devices for the application of PhotoPoint to a broad range of disease indications. The Company believes that by being expert in both PhotoPoint drugs and devices, and by integrating the development of these technologies, it can produce easy-to-use PhotoPoint systems which offer the potential for predictable and consistent results. All drug and device products currently under development by the Company will require extensive preclinical and clinical testing prior to regulatory approval for commercial use. See "--Targeted Diseases and Clinical Trials" and "--Risk Factors--Early Stage of the Company and its Products" and "Unproven Safety and Efficacy; Clinical Trials." See "--Risk Factors" generally for a discussion of certain other risks, including those relating to forward-looking statements.

     DRUG TECHNOLOGY. The Company holds exclusive license rights under certain U.S. and foreign patents to several classes of synthetic, photoselective compounds, subject to certain governmental rights. See "--Patents and Proprietary Technology." From its classes of compounds, the Company has selected Purlytin as its leading drug candidate and has used Purlytin in each of its clinical trials to date. The Company has granted to Pharmacia & Upjohn an exclusive, worldwide license to use Purlytin in the field of photodynamic therapy. See "--Strategic Collaborations" and "--Risk Factors--Reliance on Collaborative Partners" and "--Uncertainty Regarding Patents and Proprietary Technology." The Company is developing other potential photoselective drugs for additional disease applications and future partnering opportunities.

     The Company believes that its synthetic photoselective drugs may provide the following benefits:

     - PREDICTABLE. The synthetic nature of the Company's photoselective compounds permits the Company to design drugs with a single molecular structure. The Company believes that this characteristic may facilitate consistency in clinical treatment settings, as well as predictability in manufacturing and quality control.

     - MINIMAL SIDE EFFECTS. Treatments to date have been well-tolerated, with the primary side effect being a mild, transient skin photosensitivity in some patients.

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

      LIGHT PRODUCING DEVICES. Because the Company's photoselective drugs are synthetic, the Company has been able to design its drugs to be activated by light produced by readily available, reliable and relatively inexpensive light sources. The Company's light technologies include software-controlled microchip diodes, light emitting diode ("LED") arrays and non-thermal lasers. The Company's desktop diode light was introduced into the Company's clinical trials in 1995. The Company has also developed LED arrays for use in dermatological and other applications of PhotoPoint. The Company and Iridex are collaborating on the development of light-producing devices for PhotoPoint in the field of ophthalmology and have introduced a portable, solid state diode light device which is currently being used in clinical trials. See "--Strategic Collaborations."

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

     LIGHT DELIVERY AND MEASUREMENT DEVICES. The Company is developing and manufacturing light delivery and measurement devices including a wide variety of fiber optic light delivery devices with specialized tips for use in PhotoPoint. These devices must be highly flexible and appropriate for endoscopic use, and must be able to deliver unique patterns of uniform, diffuse light for different disease applications. The Company's products include microlenses that produce a tiny flashlight beam for discrete surface lesions, the Flex-Registered Trademark- cylinder diffuser which delivers light in a radial pattern along a flexible tip for sites such as the esophagus, and spherical diffusers which emit a diffuse ball of light for sites such as the bladder or nasopharynx. Certain of the Company's light delivery devices were introduced into the Company's clinical trials in 1992. The Company has also developed light measurement devices for PhotoPoint including devices that detect wavelength and fluorescence to facilitate the measurement of light or drug dose.

     Through collaborative arrangements with Boston Scientific in the fields of urology, pulmonology and gastroenterology and Cordis in the field of cardiology, the Company is co-developing medical catheters for use in PhotoPoint. The Company has secured or applied for patent protection relating to its light delivery and measurement devices. Certain of these patents or patent applications are subject to certain governmental rights. See "--Patents and Proprietary Technology" and "--Risk Factors" generally for a discussion of certain risks, including those relating to forward-looking statements.

TARGETED DISEASES AND CLINICAL TRIALS

     The Company believes that PhotoPoint has potential in a wide range of applications. The Company has selected, based upon regulatory, clinical and market considerations, a number of disease applications, discussed below, on which to focus initially. In all of its clinical trials, the Company is using Purlytin together with light producing devices and light delivery devices either developed on its own or in collaboration with its partners.

     All drug and device products currently under development by the Company will require extensive preclinical and clinical testing prior to regulatory approval for commercial use. None of the Company's products have completed such testing for efficacy and safety in humans. There can be no assurance that such testing for any of the Company's products under development now or in the future, will be commenced or successfully completed within any period of time, if at all, or that such testing, if completed, will demonstrate that Purlytin or any other of the Company's products is safe or efficacious.

     Specifically with respect to the indications discussed below, it is uncertain that the application of the Company's products in any of such indications will progress beyond its current state of development, receive regulatory approval, be successfully marketed and distributed, or that the Company will have the financial resources to pursue any such application or indication. Any clinical data reported by the Company from time to time may change as a result of the continuing evaluation of patients. Moreover, as a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, the Company's focus may shift to other indications, or it may be determined not to further pursue one or more of the indications discussed below. See "--Risk Factors--Early Stage of the Company and its Products" and "--Unproven Safety and Efficacy; Clinical Trials". See "--Risk Factors" generally for a discussion of certain other risks, including those relating to forward-looking statements.

ONCOLOGY

     Cancer is a large group of diseases characterized by uncontrolled growth and spread of hyperproliferating cells. The Company targeted this area for its initial products both because of the large potential market size as well as the potential for expedited review by governmental regulatory bodies. The Company is collaborating with Pharmacia & Upjohn on the co-development of Purlytin in the field of oncology.

     CUTANEOUS METASTATIC BREAST CANCER (CMBC). The Company has completed treating patients in its Phase II/III clinical trials using Purlytin for the local treatment of breast cancer (adenocarcinoma) which has spread to the chest wall. The Company began Phase II/III clinical trials in the United States in March 1996 and Pharmacia & Upjohn began Phase II clinical trials in Europe in January 1997 and the patient accrual has since concluded. The Company plans to file a New Drug Application ("NDA") in 1998 for this indication as a palliative treatment of metastatic lesions which have failed to respond to radiation therapy. There can be no assurance that the NDA will be filed or that the U.S.

Food and Drug Administration ("FDA") will approve the NDA once it is filed. The Company is continuing to treat CMBC patients under a new Phase III trial in the United States during the NDA filing and review process.

     AIDS-RELATED KAPOSI'S SARCOMA. Kaposi's sarcoma ("KS") is a form of skin cancer, usually involving multiple tumors. The most aggressive and prevalent type of KS is the variety usually associated with AIDS. The Company is conducting clinical trials using Purlytin for the local treatment of AIDS-related KS. The Company began Phase II/III clinical trials for AIDS-related KS in March 1996 and continues to treat patients.

     OTHER CANCERS. The Company is conducting preclinical studies for the treatment of a variety of other cancers including prostate cancer, lung cancer, brain tumors and head and neck cancers. The Company has an existing oncology Investigational New Drug application ("IND") which it may utilize for those protocols, if any, it determines to advance to a Phase I/II clinical trial. The timing of any such advancement will depend on the progress of preclinical studies. The decision to proceed to clinical trials depends upon a number of factors including preclinical results, FDA communications, approval, competitive factors, economic considerations and the Company's overall business strategy.

OPHTHALMOLOGY

     The Company believes that PhotoPoint has the potential to treat a variety of ophthalmic disorders, including conditions caused by neovascularization, such as age-related macular degeneration ("AMD") and corneal neovascularization, as well as other ophthalmic conditions, including glaucoma. Neovascularization is a condition in which new blood vessels grow abnormally under the surface of the retina or other parts of the eye. These fragile vessels can hemorrhage, causing scarring and damage to the nerve tissue and lead to loss of vision. The Company is collaborating with Pharmacia & Upjohn on the co-development of Purlytin in the field of ophthalmology and is collaborating with Iridex, through its subsidiary company, Iris Medical Instruments, Inc., on the co-development of light devices in this field. The Company is conducting clinical trials for the treatment of choroidal neovascularization including AMD. The Company began Phase I/II clinical trials for AMD in the United States in May 1996 and has conducted preclinical studies for the treatment of corneal neovascularization and glaucoma.

UROLOGY

     Benign prostate hyperplasia ("BPH") is a urological disorder characterized by a gradual enlargement of the prostate, a gland in men which surrounds the urethra. As men age, the prostate gland increases in size and pinches the urethra, leading to complications in urination and other debilitating symptoms. The Company is collaborating with Pharmacia & Upjohn on the co-development of Purlytin in the field of urology. Additionally, the Company is conducting preclinical studies using Purlytin for the treatment of BPH and is collaborating with Boston Scientific on the joint development of medical catheter devices for this use. Based on economic considerations, the Company is developing local drug delivery methods to optimize this treatment and may submit an amended IND to the FDA.

DERMATOLOGY

     BASAL CELL CARCINOMA. The Company is conducting clinical trials using Purlytin for the local treatment of certain nonmelanoma cutaneous (skin) cancers. The skin cancer trials include basal cell carcinomas (skin cancers caused primarily by sun exposure) and basal cell nevus syndrome (a genetic disease which causes multiple, recurrent basal cell carcinomas). In 1996, the Company began Phase II/III clinical trials for basal cell carcinoma in the United States and Pharmacia & Upjohn began Phase II/III trials in Australia. Subsequently, the responsibility for the Phase II/III basal cell carcinoma studies was transferred from the FDA Division of Oncology to the FDA Division of Dermatology. Because dermatological diseases are generally non life-threatening, certain study criteria in the FDA Division of Dermatology differ from the oncology criteria. Therefore the Company is performing additional preclinical studies prior to the completion of the Phase II/III clinical studies. The Company may or may not elect to further develop PhotoPoint procedures for skin disorders based on the criteria of the FDA Division of Dermatology and other factors, including cost and reimbursement.

     OTHER DERMATOLOGICAL DISORDERS. A number of other non-cancerous dermatological disorders have shown potential for being treated with PhotoPoint. Among these are psoriasis, a chronic and potentially debilitating skin disorder, and actinic keratosis, a pre-cancerous condition of the upper layer of the skin. The Company is collaborating with Medicis on the co-development of PhotoPoint in the field of dermatology and, under the provisions of the letter of intent with Medicis, the Company is responsible for the funding and development of the dermatological clinical trials. The Company is continuing to evaluate psoriasis as the next possible dermatology indication and may advance to a clinical trial based on the progress of the preclinical studies and other factors. Preparations include development of LED or other light sources and light delivery systems for use in dermatology applications and protocol development for anticipated clinical trials.

CARDIOLOGY

     The Company is developing PhotoPoint in the field of cardiology. Early preclinical studies with PhotoPoint indicate that certain photoselective drugs may be preferentially retained in the hyperproliferating and lipid-rich components of arterial plaques, as they are in cancer cells. The Company is conducting preclinical studies for the prevention of restenosis, the renarrowing of arterial vessels following angioplasty, and believes that PhotoPoint may provide a means of preventing restenosis, or even treating diffuse atherosclerosis. The Company is collaborating with Cordis on the joint development of medical catheter devices for such cardiovascular applications. In addition, the Company believes that PhotoPoint may provide a means of reducing intimal hyperplasia (excessive cell growth at the anastomosis (stitch) sites) associated with bypass grafts and is collaborating with Ramus on the application of PhotoPoint in the area of bypass grafts.

GYNECOLOGY

      The Company believes that PhotoPoint has potential in various gynecological applications, including dysfunctional uterine bleeding which accounts for a significant percent of all hysterectomies. The risks associated with a hysterectomy have prompted the development of alternatives which allow destruction of the endometrial lining of the uterus rather than surgical removal of the uterus. However, current techniques for such endometrial ablation, such as the use of high-power laser or electrocautery, are not entirely effective. The Company is therefore conducting preclinical studies using PhotoPoint as a method of endometrial ablation and believes PhotoPoint may be a non-surgical alternative to existing techniques or hysterectomies. Other possible indications include the treatment of endometriosis and cervical dysplasia.

STRATEGIC COLLABORATIONS

     The Company pursues a strategy of establishing license agreements and collaborative arrangements for the purpose of securing exclusive access to drug and device technologies and providing market access for products. The Company intends to continue to pursue this strategy where appropriate in order to enhance in-house research programs, facilitate clinical testing and gain access to distribution channels and additional technology. Strategic collaborations are not, however, without risks. See "--Manufacturing and Marketing Capabilities and Experience." To date, the Company has entered into the following collaborative arrangements:

PHARMACIA & UPJOHN

     The Company has entered into a series of agreements with certain subsidiaries of Pharmacia & Upjohn (collectively "Pharmacia & Upjohn") relating to the development and commercialization of Purlytin.

     LICENSE AGREEMENT. Under a July 1995 development and license agreement (the "License Agreement"), the Company granted to Pharmacia & Upjohn an exclusive, worldwide license to use, distribute and sell Purlytin in the area of photodynamic therapy. The License Agreement provides for the co-development of Purlytin for use in PhotoPoint in the fields of oncology, urology and dermatology. In August 1996, the Company signed an agreement with Pharmacia & Upjohn for the co-development of Purlytin in the field of ophthalmology with similar terms and conditions as the License Agreement.

     Under the License Agreement, Pharmacia & Upjohn is responsible for conducting certain aspects of clinical trials involving Purlytin and to fund other current and future preclinical and clinical trials conducted by the Company involving Purlytin. The Company is entitled to receive royalties on the sale of Purlytin, payments for certain contemplated indications upon the achievement of certain milestones and reimbursement for certain expenses. Pharmacia & Upjohn has also agreed to promote, market and sell Purlytin and to refrain from developing or selling other photodynamic therapy drugs in the fields contained in the License Agreement during the agreement term. Pharmacia & Upjohn also has a right of first negotiation with respect to the marketing rights to any new photodynamic therapy drug developed by the Company in the fields contained in the License Agreement. The License Agreement remains in force for the duration of the patents related to Purlytin or for a period of ten years from the first commercial sale of Purlytin on a country-by-country basis, whichever is longer. After those periods have expired, Pharmacia & Upjohn will have an irrevocable, royalty-free, non-exclusive license to Purlytin. See "--Risk Factors, Uncertainty Regarding Patents and Proprietary Technology" and Note 7 of Notes to Consolidated Financial Statements.

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

     DRUG SUPPLY AGREEMENT. The Company and Pharmacia & Upjohn have also entered into a Drug Supply Agreement pursuant to which the Company agreed to manufacture (or have manufactured) and supply to Pharmacia & Upjohn, upon specified payment terms, Pharmacia & Upjohn's requirements of Purlytin in finished pharmaceutical form for clinical and commercial purposes in the area of photodynamic therapy. The Drug Supply Agreement was amended in 1996 to include similar terms and conditions for the field of ophthalmology. The Drug Supply Agreement remains in force for the term of the License Agreement, subject to termination under certain limited circumstances. Upon termination, the Company has agreed to continue to provide Purlytin to Pharmacia & Upjohn on terms to be negotiated by the parties. See Note 7 of Notes to Consolidated Financial Statements.

     DEVICE SUPPLY AGREEMENT. The Company and Pharmacia & Upjohn also entered into a Device Supply Agreement pursuant to which the Company appointed Pharmacia & Upjohn as a non-exclusive worldwide distributor of certain instruments developed, manufactured or licensed by the Company that produce, deliver or measure light ("light devices") for use with Purlytin in photodynamic therapy in the fields of oncology and urology. The Device Supply Agreement provides for the sale by the Company to Pharmacia & Upjohn of such light devices at specified rates and the Company is responsible for the development and regulatory approval of the light devices. During the term of the Device Supply Agreement, Pharmacia & Upjohn is prohibited from developing, manufacturing or purchasing from third parties such light devices or distributing or selling them for use with any photodynamic drug other than Purlytin. If, however, the Company determines not to or is unable to manufacture or supply a particular light device, Pharmacia & Upjohn is entitled to manufacture such device. The Device Supply Agreement was amended in 1996 to include similar terms and conditions for the field of ophthalmology. The Device Supply Agreement remains in force during the term of the License Agreement, subject to earlier termination under certain limited circumstances. See Note 7 of Notes to Consolidated Financial Statements.

     FORMULATION AGREEMENT. In August 1994, the Company entered into a supply contract with Pharmacia & Upjohn to develop an emulsion formulation suitable for intravenous administration of Purlytin. Pursuant to this agreement, Pharmacia & Upjohn agreed to (i) be the Company's exclusive supplier of such emulsion products, (ii) manufacture and supply all of the Company's worldwide requirements of certain emulsion formulations containing Purlytin, and (iii) not develop or supply formulations or services for use in any photodynamic therapy applications for any other company. This agreement continues indefinitely except that it may be terminated ten years after the first commercial sale of Purlytin. See "--Manufacturing" and Note 7 of Notes to Consolidated Financial Statements.

BOSTON SCIENTIFIC CORPORATION

     In December 1993, the Company executed a strategic development letter agreement with Boston Scientific, a leading developer, manufacturer and marketer of catheter-based medical technology, for the joint development of catheter-based light delivery devices for photodynamic therapy in the fields of urology, pulmonology and gastroenterology. The letter agreement pursuant to which the parties are collaborating is intended to provide the framework for a more definitive agreement, relating to, among other things, the distribution, manufacturing and licensing of developed products, and continues until the parties enter into such an agreement. At this time, however, the Company and Boston Scientific have not entered into any such agreement. See "--Manufacturing" and "--Marketing, Sales and Distribution" and "--Risk Factors--Limited Manufacturing and Marketing Capability and Experience" and Note 7 of Notes to Consolidated Financial Statements.

CORDIS CORPORATION

     In December 1993, the Company executed a strategic development letter agreement with Cordis, a Johnson & Johnson company and a leader in coronary catheter devices, for the joint development of catheter-based light delivery devices for photodynamic therapy in the cardiovascular field. The letter agreement pursuant to which the parties are collaborating is intended to provide the framework for a more definitive agreement, relating to, among other things, the distribution, manufacturing and licensing of developed products, and continues until the parties enter into a definitive agreement. At this time, the Company and Cordis have not entered into any such agreement. See "--Manufacturing" and "--Marketing, Sales and Distribution" and "--Risk Factors--Limited Manufacturing and Marketing Capability and Experience" and Note 7 of Notes to Consolidated Financial Statements.

IRIDEX CORPORATION

     In May 1996, the Company entered into a co-development and distribution agreement with Iridex, a leading provider of semiconductor-based laser systems to treat eye diseases. The agreement generally provides (i) the Company with the exclusive right to co-develop with Iridex light-producing devices for use in photodynamic therapy in the field of ophthalmology, (ii) that the Company will conduct clinical trials and make regulatory submissions with respect to all co-developed devices and Iridex will manufacture all devices for such trials, with costs shared as set forth in the agreement, and (iii) that Iridex will have an exclusive, worldwide license to make, distribute and sell all co-developed devices, on which it will pay royalties to the Company. The agreement remains in effect, subject to earlier termination in certain circumstances, until ten years after the date of the first FDA approval of any co-developed device for commercial sale, subject to certain renewal rights. See "--Manufacturing" and "--Marketing, Sales and Distribution" and "--Risk Factors--Limited Manufacturing and Marketing Capability and Experience."

RAMUS MEDICAL TECHNOLOGIES

     In December 1996, the Company's wholly owned subsidiary, Miravant Cardiovascular, Inc. ("MRVTC"), entered into a co-development agreement with Ramus, an innovator in the development of autologous tissue stent-grafts for vascular bypass surgeries. Generally the agreement provides MRVTC with the exclusive rights to co-develop its photodynamic therapy technology with Ramus' proprietary technology in the development of autologous vascular grafts for coronary arteries and other vessels. Ramus shall provide, at no cost to MRVTC, products for use in preclinical and clinical testing with all other preclinical and clinical costs to be paid by MRVTC. The agreement remains in effect until the later of (i) ten years after the date of the first FDA approval of any co-developed device for commercial sale, or (ii) the life of any patent issued thereon, subject to certain renewal rights.

     In conjunction with the co-development agreement, MRVTC purchased, for $2 million, shares of Ramus' Series A Preferred Stock and obtained an option to acquire the remaining shares of Ramus at some time in the future under specified terms and conditions. Further, MRVTC is provided first refusal rights and pre-emptive rights for any issuance of new securities, whether debt or equity, made by Ramus and requires that Ramus maintain certain financial and other covenants.

MEDICIS PHARMACEUTICAL CORPORATION

     In October 1997, the Company executed a letter of intent with Medicis Pharmaceutical Corporation, the leading independent dermatology company in the United States, to develop and commercialize certain PhotoPoint procedures for dermatology applications. The letter agreement pursuant to which the parties are collaborating is intended to facilitate the clinical development of PhotoPoint in dermatology and provide the framework for a more definitive agreement which would grant Medicis an exclusive license to distribute and sell certain PhotoPoint products in the United States. At this time, the Company and Medicis have not entered into any such agreement.

CHIRON DIAGNOSTICS

     In November 1997, the Company executed a letter of intent with Chiron Diagnostics, a division of Chiron Corporation and an international leader in IN VITRO diagnostics, to collaborate on studies directed towards the early detection and treatment of lung cancer. The alliance is designed to give the Company a potentially more sensitive, less invasive and less costly way to identify patients in early stages of cancer who are eligible for participation in PhotoPoint clinical trials. In addition to assisting the Company in these clinical trials, Chiron has agreed to work exclusively with the Company in the field of PhotoPoint for certain oncology indications.

THE UNIVERSITY OF TOLEDO, THE MEDICAL COLLEGE OF OHIO
AND ST. VINCENT MEDICAL CENTER

     In July 1989, the Company entered into a License Agreement with the University of Toledo, the Medical College of Ohio and St. Vincent Medical Center, of Toledo, Ohio (collectively, "Toledo"). This agreement provides the Company with, among other items, exclusive, worldwide rights, subject to certain governmental rights as described below: (i) to make, use, sell, license or sublicense certain photoselective compounds (including Purlytin) covered by certain Toledo patents and patent applications, or not covered by such patents or patent applications but owned or licensed to Toledo (and which Toledo has the right to sublicense); (ii) to make, use, sell, license or sublicense certain of such compounds for which the Company has provided Toledo with financial support; and (iii) to make, use or sell any invention claimed in certain Toledo patents or applications and any composition, method or device related to compounds conceived or developed by Toledo under research funded by the Company. The agreement further provides that the Company pay Toledo royalties on the sales of such compounds. As of December 31, 1997, no royalties had been paid or accrued since no drug or related product had been sold. Under the agreement, the Company is required to satisfy certain development and commercialization objectives. This agreement terminates upon the expiration or non-renewal of the last patent which may issue under this agreement, currently 2013. By its terms, however, the license extends upon issuance of any new Toledo patents. The Company does not have contractual indemnification rights against Toledo under the agreement. Certain research relating to the compounds covered by the License Agreement, including Purlytin, has been or is being funded in part by certain governmental grants under which the United States Government has or will have certain rights in the technology developed, including the right under certain circumstances to a non-exclusive license or to require the Company to grant an exclusive license to a third party. See "--Patents and Proprietary Technology" and "--Risk Factors--Uncertainty Regarding Patents and Proprietary Technology."

LASERSCOPE

     In April 1992, the Company entered into a seven-year License and Distribution Agreement with Laserscope of San Jose, California, a leader in the surgical laser industry. Pursuant to this agreement, as amended, among other terms: (i) the Company granted to Laserscope rights to manufacture and sell a dye laser module developed by the Company;

(ii) the Company retains the right to manufacture and sell this system for use with the Company's own photoselective drugs; and (iii) Laserscope agreed to pay to the Company a license fee and royalties on Laserscope's sales. This dye laser module had been developed by the Company prior to the development of the Company's diode light systems. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESEARCH AND DEVELOPMENT PROGRAMS

     The Company's research and development programs are devoted to the discovery and development of drugs and devices for PhotoPoint. These research activities are conducted in-house in the Company's pharmaceutical and engineering laboratories or elsewhere in collaboration with medical or other research institutions or with other companies. The Company has expended, and expects to continue to spend, substantial funds on its research and development programs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's pharmaceutical research program is focused on the ongoing evaluation of its proprietary compounds for different disease applications. Among its outside or extramural research, the Company is conducting preclinical studies at various academic and medical research institutions in the United States, Europe and Australia. The Company is also active in the research and development of devices for PhotoPoint. These programs include development of fiber optic light delivery devices and measurement devices for accuracy in dosimetry and fluorescence detection systems for diagnostic application of PhotoPoint. Device research and development is presently conducted either in-house or in collaboration with partners.

     The Company has pursued and been awarded various government grants and contracts, such as grants sponsored by the National Institutes of Health and the Small Business Innovative Research Administration, which complement the Company's research efforts and facilitate new development. See "--Patents and Proprietary Technology" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and
Note 7 of Notes to Consolidated Financial Statements.


MANUFACTURING

     The Company's strategy is generally to retain manufacturing rights and, where appropriate, to partner with leading pharmaceutical and medical device companies for certain elements of its manufacturing processes. The Company is licensed by the State of California to manufacture bulk drug substance at its Santa Barbara, California facility for clinical trial use and currently manufactures the active Purlytin drug substance, light producing devices and light delivery devices, and conducts other production and testing activities, at this location. However, the Company has limited capabilities and experience in the manufacture of drug, light producing and light delivery products and utilizes outside suppliers, contracted or otherwise, for certain materials and services related to its manufacturing activities. Although most of the Company's materials and components are available from various sources, it is dependent on certain suppliers for key materials or services used in the Company's drug and light producing and light delivery device development and production operations. One such supplier is Pharmacia & Upjohn, which processes Purlytin into a sterile injectable formulation and packages it in vials for distribution by the Company. The Company expects to continue to develop new formulations which may or may not have similar dependencies on suppliers.

     Although the Company believes it can continue to produce its drug and device products in quantities sufficient to support its clinical trial requirements for the foreseeable future, the Company has limited capabilities and experience in large-scale drug and device manufacturing. The Company has and may elect in the future to utilize contract suppliers and manufacturers for the production of certain drug and device components or product lines. Moreover, if definitive collaborative arrangements with Boston Scientific and Cordis are consummated, it is anticipated that such companies will manufacture the medical catheters and the Company will manufacture the fiber optic sub-assemblies. Under the terms of the co-development agreement with Iridex, all manufacturing for light producing devices for use in photodynamic therapy in the field of ophthalmology is the responsibility of Iridex. There can be no assurance that such collaborative arrangements will be available to the Company on acceptable terms, if at all. Additionally, there can be no assurance that the Company's current suppliers will continue to be available to the Company on acceptable terms, if at all, or that the Company will be able to produce materials or components in-house in a timely manner or in sufficient quantities to meet its needs. See "--Strategic Collaborations" and "--Risk Factors--Reliance on Collaborative Partners" and "--Limited Manufacturing and Marketing Capability and Experience" and "--Dependence on Suppliers."

     In February 1997, the Company received registration to ISO 9001 and EN 46001 signifying compliance to the International Standards Organization quality systems requirements for design, manufacture and distribution of medical devices. This registration should enable the Company to more easily attain international device marketing approvals.

MARKETING, SALES AND DISTRIBUTION

     The Company's strategy is to partner with leading pharmaceutical and medical device companies for the marketing, sales and distribution of its products. The Company has granted to Pharmacia & Upjohn the exclusive, worldwide license to market and sell the Company's leading drug candidate Purlytin in certain disease fields. Under the terms of the Company's co-development arrangements with Boston Scientific and Cordis, these companies have the option of negotiating to enter into long-term relationships with the Company, under which they will have a license to market and sell the co-developed medical catheters -- Boston Scientific in the fields of urology, pulmonology and gastroenterology and Cordis in the field of cardiology on a worldwide basis. At this time, the Company and Boston Scientific and Cordis have not entered into any such agreements. Also, the Company has granted to Iridex the worldwide license to market and sell all co-developed light producing devices for use in PhotoPoint in the field of ophthalmology. See "--Strategic Collaborations" and "--Risk Factors--Reliance on Collaborative Partners."

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

     The Company may also distribute its products directly or through independent distributors. The Company currently has limited capabilities and experience in marketing, sales and distribution of its products. See "--Risk Factors--Limited Manufacturing and Marketing Capability and Experience" and
Note 7 of Notes to Consolidated Financial Statements.

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

     The Company is currently the record owner of 23 United States patents duly issued by the U.S. Patent and Trademark Office which expire during the time frame 2010 through 2016, a substantial number of which relate to certain light delivery and measurement devices and methods. The Company is also the record owner of four foreign patents expiring during the time frame from 2012 to 2014. Also in its name, the Company owns a number of United States (and related foreign) patent applications filed and pending. In addition, the Company has exclusive license rights under fifteen issued United States patents, which expire during the time frame from 2006 through 2013, and two issued foreign patents expiring in 2006, and under several pending United States patent applications (and related foreign patent applications), relating to certain photoselective compounds, as well as exclusive rights to two method-of-use patents.

The Company obtained its photoselective compound patent rights, including rights to Purlytin, through an exclusive License Agreement with Toledo. This agreement is the basis for the Company's core drug technology. See "--Strategic Collaborations" for a description of the Toledo agreement. Certain of the foregoing patents and patent applications are subject to certain governmental rights described below.

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

     The Company is aware that its competitors and other companies, institutions and individuals have been issued patents relating to photodynamic therapy. In addition, the Company's competitors and other companies, institutions and individuals may have filed patent applications or been issued patents relating to other potentially competitive products of which the Company is not aware. Further, the Company's competitors and other companies, institutions and individuals may in the future file applications for, or be granted licenses or otherwise obtain proprietary rights to, patents relating to other potentially competitive products. There can be no assurance that these existing or future patents or patent applications will not conflict with the Company's or its licensors' patents or patent applications. Such conflicts could result in a rejection of the Company's or its licensors' patent applications or the invalidation of their patents, which could have a material adverse effect on the Company's competitive position. In the event of such conflicts, or in the event the Company believes that such competitive products may infringe the patents owned by or licensed to the Company, the Company may pursue patent infringement litigation or interference proceedings against, or may be required to defend against litigation involving, holders of such conflicting patents or competing products. Such proceedings may materially adversely affect the Company's competitive position, and there can be no assurance that the Company will be successful in any such proceeding. Litigation and other proceedings relating to patent matters, whether initiated by the Company or a third party, can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, managerial and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties or require the Company to cease any related research and development activities or product sales. The Company does not have contractual indemnification rights against the licensors of the various drug patents including, but not limited to, patents on photoselective compounds. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and such claims are ultimately determined to be valid, the Company may be required to obtain licenses under patents or other proprietary rights of others. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

     The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets and know-how.

     It is the Company's policy to require its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The Company also requires signed confidentiality or material transfer agreements from any company that is to receive confidential data or proprietary compounds. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual while rendering services to the Company, which relate to the Company's business or anticipated business, shall be assigned to the Company as the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information.

     Certain of the Company's research, including research relating to certain pharmaceutical compounds covered by the License Agreement with Toledo, including Purlytin, has been or is being funded in part by Small Business Innovation Research Administration or National Institutes of Health grants. See "--Research and Development Programs." As a result of such funding, the United States Government has or will have certain rights in the inventions developed with the funding. These rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, the government has the right to require the Company to grant an exclusive license under any of such inventions to a third party if the government determines that (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs or (iii) such action is necessary to meet requirements for public use under federal regulations. Federal law requires that any exclusive licensor of an invention that was partially funded by federal grants (which is the case with the subject matter of certain patents issued in the Company's name or licensed from Toledo) agree that it will not grant exclusive rights to use or sell the invention in the United States unless the grantee agrees that any products embodying the invention will be manufactured substantially in the United States, although such requirement is subject to a discretionary waiver by the government. It is not expected that the government will exercise any such rights or that such exercise would have a material impact on the Company.

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

     DRUG PRODUCTS. The FDA generally requires the following steps before a new drug product may be marketed in the United States: (i) preclinical studies (laboratory and animal tests); (ii) the submission to the FDA of an application for an IND exemption, which must become effective before human clinical trials may commence; (iii) adequate and well-conducted clinical trials to establish safety and efficacy of the drug for its intended use; (iv) the submission to the FDA of an NDA; and (v) review and approval of the NDA by the FDA before any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each new drug product, each drug manufacturing establishment must be registered with the FDA. Manufacturing establishments, both domestic and foreign, are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies and must comply with the FDA's current Good Manufacturing Practices ("GMP") regulations. The FDA will not approve an NDA until a preapproval inspection of the manufacturing facilities confirms that the drug is produced in accordance with current drug GMPs. In addition, drug manufacturing establishments in California must also be licensed by the State of California and must comply with manufacturing, environmental and other regulations promulgated and enforced by the California Department of Health Services.

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

     In order to facilitate premarket review of combination products, the FDA designates one of its centers to have primary jurisdiction for the premarket review and regulation of both components, in most cases eliminating the need to receive approvals from more than one center. The determination whether a product is a combination product or two separate products is made by the FDA on a case-by-case basis. Market approval authority for combination photodynamic therapy drug/device products is vested in the FDA Center for Drug Evaluation and Research (the "CDER") which is required to consult with the FDA Center for Devices and Radiological Health. As the lead agency, the CDER administers and enforces the premarket requirements for both the drug and device components of the combination product. The FDA has reserved the decision on whether to require separate submissions for each component until the product is ready for premarket approval. Although, to date, photodynamic therapy products have been categorized by the FDA as combination drug-device products, there can be no assurance that the Company's products currently under investigation or any future drug/device products will continue to be categorized for regulatory purposes as combination products, that they will not require separate drug and device submissions, or that they will not require separate approval by both centers.

     In the event that separate applications for approval are required in the future for PhotoPoint devices, it may be necessary for the Company to submit a PMA or a 510(k) to the FDA for its PhotoPoint devices. Submission of a PMA would include the same clinical studies submitted under the IND to show the safety and efficacy of the device for its intended use in the combination product. A 510(k) notification would include information and data to show that the Company's device is substantially equivalent to previously marketed devices. There can be no assurance as to the exact form of the premarket approval submission required by the FDA or post-marketing controls for the Company's PhotoPoint devices.

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

     INTERNATIONAL. With regard to the marketing of PhotoPoint drugs and devices outside the United States, the Company is subject to foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries. These regulations vary from country to country. Beginning in 1995, a new regulatory system to approve drug market registration applications was implemented in the European Union ("EU"). The system provides for new centralized, decentralized and national (member state by member state) registration procedures through which a company may obtain drug marketing registrations. The centralized procedure allows for expedited review and approval of biotechnology and high technology/innovative product marketing applications by a central Committee for Proprietary Medicinal Products that is binding on all member states in the EU. The decentralized procedure allows a company to petition individual EU member states to review and recognize a market application previously approved in one member state by the national route. There can be no assurance that the Company's drug products will qualify for the centralized review procedure or that the Company will be able to obtain a national market application that will be accepted by other EU member states. The Company's devices must also meet the new Medical Device Directive effective in Europe in 1998. The Directive requires that the Company's manufacturing quality assurance systems and compliance with technical essential requirements be certified with a CE Mark authorized by a registered notified body of an EU member state prior to free sale in the EU. Registration and approval of a photodynamic therapy product in other countries, such as Japan, may include additional procedures and requirements, nonclinical and clinical studies, and may require the assistance of native corporate partners.

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

     The Company believes that a primary competitive issue will be the performance characteristics of photoselective drugs, including product efficacy and safety, as well as availability, price and patent position, among other issues. As the photodynamic therapy industry evolves, the Company believes that new and more sophisticated devices will be required and that the ability of any group to develop advanced devices will be of primary importance to market position. The Company believes that, after approval, competition will be based on product reliability, clinical utility, availability, price and patent position.

     The Company is aware of various competitors involved in the photodynamic therapy drug arena. The Company understands that these companies are conducting preclinical and/or clinical testing in various countries and for a variety of disease indications. One such company is QLT PhotoTherapeutics ("QLT"). The Company understands that QLT's drug Photofrin-Registered Trademark- has received marketing approval in the United States and certain other countries for various specific disease indications. In addition, the Company is aware of competitors active in the commercialization of photodynamic therapy devices. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and substantially greater experience in developing products, conducting preclinical or clinical testing, obtaining regulatory approvals and manufacturing and marketing. Further, the Company's competitive position could be materially adversely affected by the establishment of patent protection by its competitors. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective or affordable than those being developed by the Company or that would render the Company's technology and products less competitive or obsolete. See "--Risk Factors--Competition and Technological Uncertainty."

LIABILITY OR RECALL

     The use of the Company's products in clinical trials and the sale of such products may expose the Company to liability claims. These claims could be made directly by patients or consumers, or by companies, institutions or others using or selling such products. In addition, the Company is subject to the inherent risk that a governmental authority or third party may require the recall of one or more of the Company's products. The Company has not obtained liability insurance that would cover a claim relating to the use or recall of its products. In the absence of such insurance, claims made against the Company or a product recall could have a material adverse effect on the Company. In addition, there can be no assurance that, if the Company seeks insurance coverage in the future, such coverage will be available at a reasonable cost and in amounts sufficient to protect the Company against claims that could have a material adverse effect on the financial condition and prospects of the Company. Further, liability claims relating to the use of the Company's products or a product recall could negatively effect the Company's ability to obtain or maintain regulatory approval for its products. The Company has agreed to indemnify certain of its collaborative partners against certain potential liabilities relating to the manufacture and sale of Purlytin and PhotoPoint light devices. See "--Strategic Collaborations."

EMPLOYEES

     As of March 17, 1998, the Company employed 177 individuals, approximately 79 of which were engaged in research and development, 51 were engaged in manufacturing and clinical activities and 47 in general and administrative activities. The Company believes that its relationship with its employees is good and none of the employees are represented by a labor union.

RISK FACTORS

     The Company does not provide forecasts of potential future operational or financial performance. While management of the Company is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its outlook. This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by such statements. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

EARLY STAGE OF THE COMPANY AND ITS PRODUCTS

     The Company and its products are in an early stage of development. No revenues have been generated from sales of the Company's drugs and only limited revenues have been generated from sales of the Company's devices. The Company does not expect to achieve significant levels of revenues for at least several years. The Company's revenues to date have consisted, and for the foreseeable future are expected to consist, principally of grants awarded and payments for its devices which are purchased by others engaged in preclinical and clinical testing and research of photodynamic therapy drugs or by companies that distribute the devices and payments under research and development agreements, license fees, royalties, clinical reimbursements, milestone payments and interest income. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully research, develop, test, obtain regulatory approval, manufacture, introduce, market and distribute its products. The time frame necessary to achieve these goals for any individual product is long and uncertain. Most of the products currently under development by the Company will require significant additional research and development, preclinical and clinical testing and regulatory approval prior to commercialization. There can be no assurance that the Company's research or product development efforts or those of its collaborative partners will be successfully completed, that the drugs or devices currently under development will be successfully transformed into marketable products, that required regulatory approvals can be obtained, that products can be manufactured at an acceptable cost and with appropriate quality, that any approved products can be successfully marketed, or that any products that may be marketed will be favorably accepted. The likelihood of the Company's success must be considered in light of these and other problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business and the development and commercialization of new products, particularly pharmaceutical and medical device products. See "--Strategic Collaborations" and "--Government Regulation" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     The Company has generated little revenue to date, has experienced operating losses since its inception in 1989 and has not yet achieved profitability. As of December 31, 1997, the Company had an accumulated deficit of approximately $80.9 million. These losses have resulted primarily from the Company's research and development programs, the funding of preclinical and clinical testing and regulatory activities and the general and administrative expenses associated with these activities. The Company anticipates incurring substantial and increasing losses over at least the next several years. The extent of losses and the time required to reach profitability are highly uncertain. To achieve sustained profitable operations, the Company, alone or with collaborative partners, must successfully research, develop, test, obtain regulatory approval, manufacture, introduce, market and distribute its products. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis. Moreover, if profitability is achieved, the level of that profitability cannot be accurately predicted. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNPROVEN SAFETY AND EFFICACY; CLINICAL TRIALS

     All drug and device products currently under development by the Company will require extensive preclinical and clinical testing prior to regulatory approval for commercial use. None of the Company's products have completed testing for efficacy or safety in humans. There can be no assurance that such testing will demonstrate that Purlytin or any other of the Company's products is safe or efficacious or that testing for any of the Company's compounds currently under development will be commenced or completed successfully within any specified time period, if at all. Further, there can be no assurance that clinical data reported by the Company will not change as a result of the continuing evaluation of patients. Data obtained from preclinical and clinical trials are subject to varying interpretations which can delay, limit or prevent approval by the FDA or other regulatory authorities. There can be no assurance that the Company will not encounter problems in research and development, preclinical testing or clinical trials that will cause the Company to delay, suspend or cancel clinical trials. Many potential pharmaceutical and medical device products that achieve promising results in preclinical tests and clinical trials fail to demonstrate sufficient safety or efficacy to warrant approval by the FDA or other regulatory authorities, and there can be no assurance that any of the Company's potential products will obtain the required approvals or, if approved, will obtain sufficient market acceptance to become commercially successful. Moreover, as a result of changing economic considerations, market, clinical or regulatory conditions, or clinical trial results, the Company's focus may shift to other indications, or it may be determined not to further pursue one or more of the indications currently being pursued. See "--Targeted Diseases and Clinical Trials" and "--Government Regulation."

     To date, the Company has very limited experience in conducting clinical trials. The Company will either need to rely on third parties, including its collaborative partners, to design and conduct any required clinical trials or expend resources to hire additional personnel to administer such clinical trials. There can be no assurance that the Company will be able to find appropriate third parties to design and conduct clinical trials or that it will have the resources to hire personnel to administer clinical trials in-house. See "--Strategic Collaborations."

RELIANCE ON COLLABORATIVE PARTNERS

     The Company has entered into collaborative relationships with certain corporations and academic institutions in connection with the research and development, preclinical and clinical testing, licensing, manufacturing and distribution of its products. In July 1995, the Company entered into a collaborative agreement with Pharmacia & Upjohn pursuant to which the Company granted to Pharmacia & Upjohn an exclusive worldwide license to use, distribute and sell Purlytin for therapeutic or diagnostic applications in the area of photodynamic therapy. The amount of royalty revenues and other payments, if any, ultimately received by the Company with respect to sales of Purlytin is dependent, in part, on the amount and timing of resources Pharmacia & Upjohn commits to research and development, clinical testing and regulatory and marketing activities, which are entirely within the control of Pharmacia & Upjohn. The resources committed by Pharmacia & Upjohn in these areas will depend on Pharmacia & Upjohn's own competitive, marketing and strategic considerations, including the relative advantages of alternative products or therapies developed and marketed by Pharmacia & Upjohn or competitors. There can be no assurance that Pharmacia & Upjohn will pursue the development and commercialization of Purlytin or that Pharmacia & Upjohn will perform its obligations as expected. See "--Strategic Collaborations."

     In addition, the Company is also collaborating with Boston Scientific and Cordis with respect to the co-development of catheters for use in photodynamic therapy. Also, the Company is collaborating with Medicis to facilitate the clinical development of PhotoPoint in dermatology and with Chiron for the early detection and treatment of lung cancer. The Company has not entered into any definitive collaborative agreement with any of these companies. No assurance can be given that these additional collaborations will culminate in definitive collaborative agreements or marketable products or will otherwise be successful. Also, there can be no assurance that Iridex and Ramus will continue to pursue the development of devices for use in photodynamic therapy in the fields of ophthalmology and cardiology, respectively or that such development will result in marketable products. See "--Strategic Collaborations."

     In addition, the Company is currently at various stages of discussions with other companies regarding the establishment of various collaborations. The Company's current and future collaborations are important to the Company because they allow the Company greater access to funds, to research, development or testing resources and to manufacturing, sales or distribution resources than it would otherwise have, and the Company intends to continue to rely on such collaborative arrangements. However, there can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future or that such future or existing collaborative arrangements will be successful or result in products that are marketed or sold. In addition, there can be no assurance that such collaborative relationships will not limit or restrict the Company in any way. Further, there can be no assurance that the Company's collaborative partners will not develop or pursue alternative technologies either on their own or in collaboration with others, including the Company's competitors, as a means of developing or marketing products for the diseases targeted by the collaborative programs and the Company's products. If the Company's partners elect to terminate the development and other activities contemplated by the collaborative relationships described above, the Company will be required to seek other partners, or expend substantial additional resources to pursue such activities independently. There can be no assurance that such efforts would be successful. See "--Strategic Collaborations" and "--Limited Manufacturing and Marketing Capabilities and Experience."

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

PRICE PROTECTION PROVISIONS OF SECURITIES PURCHASE AGREEMENTS

     Included in the provisions of the Securities Purchase Agreements related to the Company's private equity placements in September and October 1997 are price protections provisions that provide that, if on the first anniversary of the closing of such purchases, the 30 day average closing bid price of the Common Stock for the period ending on the trading day prior to the anniversary date is less than the closing price paid by the purchasers, then the Company shall pay each purchaser additional cash or stock, or a combination of both, as determined by the Company at its sole option. In the event that the price of the Common Stock is significantly below the closing price at the anniversary date, such payment, if made in cash, would have a material adverse impact on the liquidity and financial condition of the Company, or would, if made in shares of Common Stock, result in dilution to existing shareholders.

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

     The time required for completing such testing and obtaining such approvals is uncertain and approval itself may not be obtained. In addition, delays or rejections may be encountered due to, among other reasons, regulatory review of each submitted new drug, device or combination drug/device application or product license application, as well as changes in regulatory policy during the period of product development. Similar delays may also be encountered in foreign countries. To date, no pharmaceutical product candidate being developed by the Company has been submitted for approval or has been approved by the FDA or any other regulatory authority for marketing, and there can be no assurance that, even after investing substantial time and expense, regulatory approval will be obtained for any products developed by the Company. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, a marketed product, its manufacturer and the facilities in which the product is manufactured are subject to continual review and periodic inspections. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market and litigation. Although, to date, photodynamic therapy products have been categorized by the FDA as combination drug-device products, there can be no assurance that the Company's products currently under investigation or any future drug/device products will continue to be categorized for regulatory purposes as combination products, that they will not require separate drug and device submissions, or that they will not require separate approval by regulatory authorities. See "--Government Regulation."

REIMBURSEMENT

     The Company's ability to commercialize its products successfully may depend in part on the extent to which reimbursement for such products and related treatment will be available from collaborative partners, government health administration authorities, private health insurers, managed care entities and other organizations. Such payors are increasingly challenging the price of medical products and services and establishing protocols and formularies which effectively limit physicians' ability to select products and procedures. Uncertainty exists as to the reimbursement status of health care products (especially innovative technologies), and there can be no assurance that adequate reimbursement coverage will be available to enable the Company to achieve market acceptance of its products or to maintain price levels sufficient for realization of an appropriate return on its products.

LIMITED MANUFACTURING AND MARKETING CAPABILITY AND EXPERIENCE

     To be successful, the Company's products must be manufactured in commercial quantities under current GMP prescribed by the FDA and at acceptable costs. Although the Company intends to manufacture drugs and devices, the Company has not yet manufactured any products in commercial quantities under GMP and has no experience in such commercial manufacturing. The Company will need to expand its manufacturing capabilities and/or depend on its collaborators, licensees or contract manufacturers for the commercial manufacture of its products. In the event the Company determines to expand its manufacturing capabilities, it will require the expenditure of substantial funds, the hiring and retention of significant additional personnel and compliance with extensive regulations applicable to such expansion. There can be no assurance that the Company will be able to expand such capabilities successfully or that it will be able to manufacture products in commercial quantities for sale at competitive prices. Further, there can be no assurance that the Company will be able to enter into manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If the Company is not able to expand its manufacturing capabilities or enter into additional commercial manufacturing agreements, it could be materially and adversely affected. See "--Strategic Collaborations" and "--Manufacturing" and "--Dependence upon Suppliers."

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

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY TECHNOLOGY

     The Company's success will depend, in part, on its and its licensors' ability to obtain, assert and defend its patents, protect trade secrets and operate without infringing the proprietary rights of others. The Company has filed applications for or has been issued U.S. and foreign patents, a majority of which relate to its light delivery and measurement devices, and the Company has an exclusive license under patent applications or patents of others relating to certain photoselective compounds. Such issued U.S.
patents expire from 2006 through 2016. Certain of the foregoing patents and patent applications are subject to certain governmental rights. The exclusive license to the Company under various drug patents, including patents relating to its leading drug candidate Purlytin, provides that the licensors may elect that the license become non-exclusive if the Company fails to satisfy certain development and commercialization objectives. The termination or restriction of the Company's rights under one or more of the licenses for any reason, including without limitation its failure to satisfy commercialization objectives or any other obligation thereunder, would likely have a material adverse impact on the business and financial condition of the Company. Moreover, although the Company believes it should be able to achieve such objectives, there can be no assurance that the Company will be successful.
The patent position of pharmaceutical and medical device firms generally is highly uncertain and involves complex legal and factual questions. There can be no assurance that the patent applications owned by or licensed to the Company will result in issued patents, that any issued patents will provide the Company with proprietary protection or competitive advantages, will not be infringed upon or designed around by others, will not be challenged by others and held to be invalid or unenforceable or that the patents of others will not have a material adverse effect on the Company. See "--Strategic Collaborations."

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

YEAR 2000

     The Company is in the process of assessing the impact of year 2000 on its operations and systems, including those of its suppliers and collaborators and other third parties. Management is in the process of formalizing its assessment procedures and developing a plan to address identified issues, if any. To date, the Company has performed a preliminary evaluation of its operating systems and concluded that currently it is not aware of any possible material impact of the year 2000. The Company is continuing to evaluate the impact, if any, of year 2000 on its systems and equipment and those of third parties with which the Company does business. There can be no assurance that third parties, such as suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion, or at all. Any year 2000 compliance problems of either the Company, its suppliers, its clinical research organizations, or its collaborative partners could have a material adverse effect on the Company's business, operating results and financial conditions.

     The total cost of the year 2000 systems assessments and conversions is funded through operating cash flows and the Company is expensing these costs. The financial impact of making the required systems changes can not be known precisely at this time, but is not expected to be material to the Company's financial position, results of operations or cash flows.

POTENTIAL VOLATILITY OF STOCK PRICE; NO DIVIDENDS

     The market prices for the Company's Common Stock and the securities of emerging pharmaceutical and medical device companies generally have historically been highly volatile. Future announcements concerning the Company or its collaborators, competitors or industry, including but not limited to the results of testing, technological innovations or new commercial products, the achievement of or failure to achieve certain milestones, governmental regulations, rules and orders or developments concerning safety of the Company's products, may have a material adverse effect on the market price of the Common Stock. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many emerging pharmaceutical and medical device companies for reasons frequently unrelated or disproportionate to the performance of the specific companies. These broad market fluctuations may materially adversely affect the market price of the Common Stock. Except for the three for two split of the Common Stock declared for stockholders of record at July 24, 1995, the Company has never paid dividends, cash or otherwise, on its capital stock and does not anticipate paying any such dividends in the foreseeable future. The Company's bank line of credit prohibits the payment of dividends on its Common Stock.

CONTROL BY OFFICERS AND DIRECTORS

     As of March 17, 1998, the Company's officers and directors beneficially own approximately 25.6% of the outstanding Common Stock (approximately 29.3% is beneficially owned if all options granted to such officers and directors become vested and are exercised). These shareholders will be able to elect a substantial number of the Company's directors and will have the ability to influence significantly the Company and the direction of its business and affairs. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company, which could adversely affect the market price for the Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

OUTSTANDING OPTIONS AND WARRANTS

     As of March 17, 1998, there were outstanding options to purchase 2,352,013 shares of Common Stock at a weighted average exercise price of $20.60 per share, and warrants to purchase 2,925,239 shares of Common Stock at a weighted average exercise price of $38.35 per share. The exercise of these options and warrants would result in significant book value and earnings dilution to existing shareholders. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--General" and Notes 3 and 4 of Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

     The Company has entered into three leases for approximately 73,100 square feet of office and laboratory space in Santa Barbara, California. The first lease for approximately 18,300 square feet of space was entered into in 1992 at a base rent of approximately $16,000 per month. The rent is adjusted annually based on increases in the consumer price index, and the rent is $24,400 per month in 1998. This lease was extended during 1997 and expires in October 2000. The facility is equipped and licensed to allow certain laboratory testing and manufacturing. The Company manufactures and distributes its active Purlytin drug substance from this facility.

     In the second half of 1996, the Company entered into two additional leases for approximately 54,800 square feet of office, laboratory and manufacturing space. The current base rent for these two leases totals approximately $53,700 per month. Each lease provides for rent to be adjusted annually based on increases in the consumer price index. These leases expire in August 1999, subject to the Company's option to extend them for a three year term upon six month notice to the lessor. Each leased property is located in a business park and is subject to a master lease. The Company manufactures its light producing and light delivery devices and performs research and development of drugs, light delivery and light producing devices from these facilities. The Company will continue to incur additional costs for the construction of the laboratories and office space associated with these new facilities.

     During 1997, the Company entered into a letter of intent with a local developer to have a facility constructed to house its operations for the foreseeable future. The Company is in the process of negotiating a definitive agreement with respect to this new facility.

     In September 1997, the Company began to sublease approximately 3,900 square feet of one of its buildings to Ramus Medical Technologies. The sublease agreement is for three years with rent based upon the percentage of square footage occupied. Rental income from Ramus, which is approximately $3,800 per month, is also subject to increases based upon the consumer price index.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not currently party to any material litigation or proceeding and is not aware of any material litigation or proceeding threatened against it.

     During 1996, the Company and two of its executive officers responded to subpoenas from the Securities and Exchange Commission (the "SEC") to provide certain information and documents and to testify in the matter of "TRADING IN THE SECURITIES OF THE UPJOHN COMPANY" (HO 3129). Although the breadth and nature of this investigation is not known, neither the SEC nor its staff has given any indication that it intends to make any allegations or bring any claims against the Company or any of its directors or officers, and, after completion of its own internal inquiries, the Company continues to believe that neither it nor any of its officers or directors has engaged in any inappropriate activity. The Company and management have cooperated fully with the investigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
           MATTERS

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol MRVT. From August 30, 1995 to September 12, 1997, the Company's Stock was traded on The Nasdaq National Market under the symbol PDTI. Effective September 15, 1997, the Company changed its name to Miravant Medical Technologies and its ticker symbol to MRVT. The following table sets forth high and low sales prices per share of Common Stock as reported on The Nasdaq National Market based on published financial sources.

                                                                   HIGH    LOW
 1997:
    First quarter............................................... $37.25  $25.50
    Second quarter..............................................  36.75   22.75
    Third quarter...............................................  60.75   34.00
    Fourth quarter..............................................  72.00   30.50
 1996:
    First quarter............................................... $62.00  $47.00
    Second quarter..............................................  60.75   33.00
    Third quarter...............................................  39.00   26.75
    Fourth quarter..............................................  33.50   22.38

     As of March 17, 1998, there were approximately 270 stockholders of record of the Common Stock. Except for the three for two split of the Common Stock declared for stockholders of record at July 24, 1995, the Company has never paid dividends, cash or otherwise, on its capital stock and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance the growth and development of its business. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company's bank credit line prohibits the payment of dividends on the Common Stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated statements of operations data set forth below for each of the three years in the period ended December 31, 1997 and the consolidated balance sheet data set forth below at December 31, 1996 and 1997 are derived from the consolidated financial statements of the Company which have been audited by Ernst & Young LLP, independent auditors, and which are included elsewhere herein. The consolidated statement of operations data for the years ended December 31, 1993 and 1994 and the consolidated balance sheet data at December 31, 1993, 1994 and 1995 are derived from audited consolidated financial statements not included herein. The data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes listed under Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


                                                      YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                       1997           1996           1995         1994            1993
                                   -----------    -----------     ----------   ----------      ----------
STATEMENT OF OPERATIONS DATA:
Revenues.........................  $     2,278    $     3,598     $      521   $      130      $      503
Costs and expenses...............       35,065         22,113         12,416        9,350           7,636
                                   -----------    -----------     ----------   ----------      ----------
Loss from operations.............      (32,787)       (18,515)       (11,895)      (9,220)         (7,133)
Interest income (expense)........        2,578          2,373            185         (259)           (134)
                                   -----------    -----------     ----------   ----------      ----------
Net loss.........................  $   (30,209)   $   (16,142)    $  (11,710)  $   (9,479)     $   (7,267)
                                   -----------    -----------     ----------   ----------      ----------
                                   -----------    -----------     ----------   ----------      ----------
Net loss per share (1)...........  $     (2.36)   $     (1.37)    $    (1.19)  $    (1.04)     $    (0.85)
                                   -----------    -----------     ----------   ----------      ----------
                                   -----------    -----------     ----------   ----------      ----------
Shares used in computing
 net loss per share (1)..........   12,791,044     11,786,429      9,861,212    9,115,926       8,508,882
                                   -----------    -----------     ----------   ----------      ----------
                                   -----------    -----------     ----------   ----------      ----------


                                                            DECEMBER 31,
                                      -------------------------------------------------------------------
                                        1997           1996           1995         1994            1993
                                      --------       --------       --------     --------        --------
BALANCE SHEET DATA:
Cash and marketable securities...     $ 83,462       $ 52,098       $  8,886     $  1,483        $  4,979
Working capital..................       80,734         51,519          6,403         (882)          2,705
Total assets.....................       93,031         59,886         11,259        3,545           7,254
Long-term obligations............           --             21            203          778           3,164
Accumulated deficit..............      (80,854)       (50,645)       (34,503)     (22,793)        (13,314)
Total shareholders' equity.......       87,698         56,717          8,167          150           1,548


-------------
(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

GENERAL

     Since its inception, the Company has been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint, the Company's proprietary technologies for photodynamic therapy. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $80.9 million as of December 31, 1997. The Company expects to continue to incur substantial and increasing operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

     The Company's revenues primarily reflect income earned from licensing agreements, contracts, grants, and device product sales. Device product sales represent limited sales of PhotoPoint devices (e.g. light producing devices and light delivery and measurement devices), sold both domestically and internationally, to researchers and an OEM distributor. To date, the Company has received no revenue from the sale of drug products, and the Company is not permitted to engage in commercial sales of drugs or devices until such time, if ever, as the Company receives requisite regulatory approvals. As a result, the Company does not expect to record significant product sales until such approvals are received.

     Until the Company commercializes its product(s), the Company expects revenues to continue to be attributable to licensing agreements, contracts, grants and device product sales for research use. The Company anticipates that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, the Company's ability to successfully manufacture, market and distribute its drug products and device products and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of some of its products. The Company anticipates its operating activities will result in substantial net losses for several more years.

     The Company is currently conducting clinical trials in oncology, dermatology and ophthalmology. See Item 1, "Business--Targeted Diseases and Clinical Trials" and "--Risk Factors."

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

     Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of the variable stock options covering 400,000 shares of Common Stock. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable options and therefore alleviates the impact of deferred compensation fluctuating in future periods based on changes in the per share market value from period to period. As of December 31, 1997, options covering 302,500 shares with an exercise price of $34.75 per share have vested and options covering 75,000 shares have been canceled. The remaining unvested shares will vest in the years 1998 through 2000.

RESULTS OF OPERATIONS

     The following table provides a summary of the Company's revenues for the years ended 1997, 1996 and 1995:

---------------------------------------------------------------------------------
 Consolidated Revenues                           1997         1996         1995
---------------------------------------------------------------------------------
 Product sales............................   $     2,000  $     5,000   $  37,000
 Grants and contracts.....................       146,000      577,000     445,000
 Royalties................................       234,000       73,000      39,000
 License..................................     1,896,000    2,943,000           -
---------------------------------------------------------------------------------
 Total revenues...........................   $ 2,278,000  $ 3,598,000   $ 521,000
---------------------------------------------------------------------------------

     REVENUES. The Company's revenues increased from $521,000 in 1995 to $3,598,000 in 1996 and decreased to $2,278,000 in 1997. The decrease in revenues for the year ended December 31, 1997 as compared to the year ended December 31, 1996 relates to the decrease in license income, which was $1,896,000 in 1997 compared to $2,943,000 in 1996, associated with the specific reimbursement of clinical costs in conjunction with the license agreement entered into in July 1995 with Pharmacia and Upjohn, Inc. ("Pharmacia & Upjohn"). The decrease in revenues associated with the reimbursement of clinical trial costs is the result of the timing and amount of reimbursable costs incurred in the ongoing clinical trials. In addition, revenues also decreased from 1997 to 1996 due to a decrease of $431,000 in grant income. The decrease in grant income is due to a majority of the grants being fully utilized during 1996, as well as two new grant awards received in 1997 totaling $1.2 million that did not commence until October 1997. From 1995 through 1997, revenues from royalties have increased as a result of royalty income earned from a license agreement entered into in 1992 with Laserscope which provides royalties from the sale of the Company's previously designed device products. The increase in license income in 1996 as compared to 1995 is due to the commencement in 1996 of the billing for the reimbursement of clinical costs in conjunction with the license agreement entered into in July 1995 with Pharmacia & Upjohn. The Company anticipates recording license income for the reimbursement of clinical costs throughout 1998 and expects to continue to receive royalties and grant income in the future. The level of such license, grant and royalty income is likely to fluctuate materially from period to period and in the future depending on the amount of clinical costs incurred and/or reimbursed and the extent of development activities under the Pharmacia & Upjohn license agreement, the amount of grant income awarded and expended and the amount of device
products sold by Laserscope.   In 1996, and continuing through 1997, the
Company decreased its custom device order activities so as to direct its resources toward device production in support of its preclinical and clinical trials and drug product development, which resulted in decreased device product sales.

     COST OF GOODS SOLD. Cost of goods sold decreased from $67,000 in 1995 to $5,000 in 1996 and to $1,000 in 1997. This represents negative margins of ($30,000) in 1995, a break-even margin in 1996 and a positive margin of $1,000 in 1997. The decrease in cost of goods sold from 1995 through 1997 is due to the reduction in unit volume based on the Company's decrease in custom device order activity due to its decision to allocate its manufacturing resources to supporting its preclinical and clinical programs. The Company expects gross margins to be insignificant until the Company commences commercial sales of its products.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased from $8.8 million in 1995 to $15.7 million in 1996 and to $19.1 million in 1997. These ongoing increases in research and development expenses relate primarily to increased costs associated with the screening and treatment of qualified individuals for participation in the clinical trials, the preparation for the Company's first NDA filing, currently anticipated to be filed in 1998, and the preclinical work associated with the development of new compounds and clinical programs. In addition, research and development expenses continue to increase in conjunction with the Company's progression through the various stages of preclinical and clinical trials and the increased costs associated with the purchase of raw materials and supplies for the production of clinical devices and drug product for use in these preclinical and clinical trials.
The Company anticipates future research and development expenses to increase as the Company continues to prepare for its NDA filing and expands its research and development programs, which include the increased hiring of personnel and continued expansion of preclinical and clinical testing.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $3.5 million in 1995 to $6.4 million in 1996 and to $14.9 million in 1997. The increase in selling, general and administrative expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to increased expenses associated with the Company's name change awareness and product branding program. These expenses may continue as the Company's management considers the benefits of creating an awareness of the Company's emerging PhotoPoint technologies and establishing name brand recognition. In addition, selling, general and administrative costs increased from 1995 through 1997 as a result of (i) the increase in costs associated with professional services received from financial consultants, attorneys, and public and media relations, (ii) payroll costs due to the addition of administrative and corporate personnel and (iii) costs associated with variable stock option compensation expense. The Company expects future selling, general and administrative expenses to continue to grow as a result of the increased support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and financial consultants and general corporate matters, as well as the other factors described above.

     LOSS IN INVESTMENT IN AFFILIATE. In connection with its investment in Ramus Medical Technologies ("Ramus") in December 1996, the Company recorded as expense $1.1 million for the year ended December 31, 1997. The amounts recorded represent the full amount of the affiliate's loss for the year ended December 31, 1997. The Company's portion of Ramus' operations for 1996 was not significant to the results of operations for the Company for the year ended December 31, 1996. The affiliate's losses from operations are expected to be ongoing throughout 1998 and beyond, and the level of such losses are expected to fluctuate depending on research and development activities and preclinical and clinical trial progress.

     INTEREST INCOME. Interest income increased from $338,000 in 1995 to $2.4 million in 1996 and to $2.6 million in 1997. The increase in interest income from 1996 to 1997 resulted from the investment of proceeds received from the Company's private equity placements in September and October 1997 and the Company's secondary public offering in April 1996. The increase in interest income from 1995 to 1996 resulted from the investment of proceeds received from the Company's initial public offering in April 1995, Pharmacia & Upjohn's $12 million investment in the Common Stock in July 1995 and the Company's secondary public offering in April 1996.

     INTEREST EXPENSE. Interest expense decreased from $153,000 in 1995 to $34,000 in 1996 and $6,000 in 1997. The decrease in interest expense from 1995 through 1997 resulted primarily from the conversion of the Company's convertible notes to Common Stock (approximately 79% were converted in December 1994, 18% were converted during 1995 and the remaining 3% were converted during 1996) and the payoff of the Company's $1.0 million line of credit in 1995.

     As of December 31, 1997, the Company had approximately $85.4 million of net operating loss carryforwards for federal income tax purposes, which expire at various dates from the years 2002 through 2012. In addition, the Company has approximately $3.7 million of research and development and alternative minimum tax credit carryforwards available for federal and state tax purposes. The Company also has a state net operating loss tax carryforward of $20.9 million which expires at various dates from the years 1998 to 2002. Under Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited based on changes in the percentage ownership of the Company. The Company's ability to utilize the net operating loss carryforwards, without limitation, is uncertain.

     The Company does not believe that inflation has had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception through December 31, 1997, the Company has accumulated a deficit of approximately $80.9 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short term notes, its initial public offering, Pharmacia & Upjohn's purchase of Common Stock and a secondary public offering. As of December 31, 1997, the Company had received proceeds from the sale of equity securities and convertible notes of approximately $181.5 million. In addition, the Company has financed a portion of its leasehold improvements and certain equipment through capital lease obligations, a leasehold improvement loan and a bank line of credit. The Company has available a $1.0 million bank line of credit which has a variable rate of interest based on the bank's lending rate (7.35% as of December 31, 1997), which expires on January 31, 1999, and is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions, including a prohibition on the payment of dividends. The Company presently has no outstanding borrowings under the line of credit.

     In September and October 1997, the Company completed three private equity placements of 1,416,000 shares of Common Stock which provided net proceeds to the Company of approximately $68.2 million. In April 1996, the Company completed a secondary public offering of 1,500,000 shares of Common Stock. The offering provided net proceeds to the Company of approximately $65.3 million. These proceeds are anticipated to be used to fund preclinical and clinical testing, research and development and the balance for general corporate activities. Pending such uses, the Company has invested the net proceeds in short-term, interest-bearing corporate bonds, U.S. Government obligations and municipal obligations.

     In December 1997, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's Common Stock. The 750,000 repurchase authorization was in addition to and superseded the repurchase program authorized in July 1996, which allowed for the repurchase of up to 600,000 shares of Common Stock. Under the repurchase programs, the Company purchased 301,000 shares in 1997 and 138,500 shares in 1996 at a cost of $10.0 million and $3.9 million, respectively. As of December 31, 1997, all shares repurchased were retired.

     In connection with the licensing agreement with Pharmacia & Upjohn entered into in July 1995, the Company has recorded as license income for the specific reimbursement of clinical costs of $1.9 million in 1997 and $2.9 million in 1996. No license income associated with the reimbursement of clinical costs was recorded in 1995. The Company anticipates recording license income for the reimbursement of clinical costs throughout 1998.

     For 1995, 1996 and 1997, the Company required cash for operations of $7.8 million and $15.1 million, and $25.4 million, respectively. The increase in cash used in operations from 1995 through 1997 was primarily due to an increase in operating activities associated with the continued expansion of preclinical and clinical testing, the increase in research and development programs and personnel and the increase in general corporate activities. For 1995, 1996 and 1997, the Company received net cash from its financing activities of $15.8 million, $62.2 million and $59.6 million, respectively. The 1996 and 1997 increases resulted from proceeds from the Company's secondary public offering in April 1996 and the Company's private equity placements in September and October 1997.

     The Company invested a total of $5.8 million in property and equipment from 1995 through 1997. During 1996, the Company entered into two new lease agreements for additional facilities. The addition of these new facilities increased the Company's equipment costs due to the expansion of its laboratories and office space and the purchase of equipment for this new space. The Company expects to continue to purchase property and equipment in the future as the Company continues to expand its preclinical, clinical and research and development activities. Since inception, the Company has entered into capital lease agreements for approximately $184,000 of equipment, consisting primarily of laboratory equipment. The Company expects to continue to lease equipment from time to time as needed, when and if financing resources become available at acceptable terms to the Company.

     The Company's capital requirements will depend on numerous factors, including the progress and magnitude of the Company's research and development programs, preclinical testing and clinical trials, the time involved in obtaining regulatory approvals, the cost involved in filing and maintaining patent claims, technological advances, competitor and market conditions, the ability of the Company to establish and maintain collaborative arrangements, of which there can be no assurance, the cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements.

     The Company is likely to require substantial funding to continue its research and development activities, preclinical and clinical testing and manufacturing, marketing, sales, distribution and administrative activities. The Company has raised funds in the past through the public or private sale of securities, and may contemplate raising funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the Company's preclinical and clinical testing. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to products developed by the Company. There can be no assurance that the Company's existing collaborative arrangements will be maintained or will reduce the Company's funding requirements, or that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, preclinical and clinical testing and administrative activities and the Company's business and financial results and condition would be materially adversely affected. See Item 1, "Business--Risk Factors--Additional Financial Requirements and Uncertainty of Capital Funding."

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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of the Company.

 NAME                     AGE                                  POSITION
 ----------------------   ---    -------------------------------------------------------------------
 Gary S. Kledzik, Ph.D.   48     Chairman of the Board and Chief Executive Officer
 David E. Mai             53     Director, President of Miravant Medical Technologies, President of
                                 Miravant Pharmaceuticals, Inc., President of Miravant Systems, Inc.
                                 and President of Miravant Cardiovascular, Inc.
 John M. Philpott         37     Chief Financial Officer, Treasurer and Assistant Secretary
 Charles T. Foscue        49     Director
 Michael D. Farney        54     Director
 Donald K. McGhan         64     Director
 Raul E. Perez, M.D.      48     Director
 Jonah Shacknai           41     Director

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

     DAVID E. MAI has served as President of the Company since May 1996, President of Miravant Cardiovascular, Inc. since September 1992, President of Miravant Pharmaceuticals, Inc. since July 1996 and President of Miravant Systems, Inc. since June 1997. Mr. Mai served as Vice President of Corporate Development for the Company from March 1994 until May 1996. Mr. Mai became associated with Miravant Medical Technologies in July 1990 as a consultant assisting with technology and business development. He joined the Company in 1991, serving as New Product Program Manager from February 1991 to July 1992 and as Clinical Research Manager from July 1992 to September 1992. Prior to joining the Company, Mr. Mai was Director of the Intravascular Ultrasound Division of Diasonics Corporation from 1988 to 1989. Previously, Mr. Mai served as Director of Strategic Marketing for Boston Scientific Corporation's Advanced Technologies Division, Vice President of Stanco Medical and Sales Engineer with Hewlett-Packard Medical Electronics. Mr. Mai holds a B.S. degree in Biology from the University of Hawaii.

     JOHN M. PHILPOTT has served as Chief Financial Officer since December 1995. Since March 1995, Mr. Philpott has served as Controller for the Company. Prior to joining the Company, Mr. Philpott was a Senior Manager with Ernst & Young LLP, which he joined in 1986. Mr. Philpott was an Assistant Controller with Corporate Events, Inc. from June 1985 until August 1986. Mr. Philpott is a Certified Public Accountant in the State of California. He holds a B.S. degree in Accounting and in Management Information Systems from California State University of Northridge.

     MICHAEL D. FARNEY is a founder of the Company and has served as a director since its inception in June 1989. He served as Chief Financial Officer of the Company from inception until December 1995. Mr. Farney previously served as a director, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of INAMED Corporation, Las Vegas, Nevada ("INAMED"), which develops, manufactures and markets medical devices. He also previously served as Chief Financial Officer, Secretary and Treasurer of INAMED's wholly-owned subsidiaries, including, BioEnterics Corporation, BioDermis Corporation, Flowmatrix Corporation, McGhan Medical Corporation and Medisyn Technologies Corporation.

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

     DONALD K. MCGHAN is a founder of the Company and has served as a director since its inception in June 1989. He served as Chairman of the Board prior to Dr. Kledzik's appointment in 1991. Mr. McGhan is the Chairman of the Board of Medical Device Alliance, Inc., Las Vegas, Nevada, which develops, manufactures and markets ultrasonic surgical systems, disposables and accessories for medical specialty markets. Mr. McGhan is also currently Chairman Emeritus and has previously served as Chairman of the Board, Chief Executive Officer and President of INAMED. Additionally, Mr. McGhan was previously Founder, Chairman of the Board and Chief Executive Officer of McGhan NuSil Corporation, which was acquired by Union Carbide Corporation in 1990. Mr. McGhan has also served as Director of Operations for Ortho Diagnostic Systems, Inc., a subsidiary of Johnson & Johnson and as a Founder, President and Chairman of the Board of Immulok, Inc., which was acquired by Johnson & Johnson in 1983.

     RAUL E. PEREZ, M.D. has served as a director of the Company since September 1992. Dr. Perez is a board certified obstetrician/gynecologist. He has been in practice for thirteen years and currently practices at St. John's Mercy Medical Center in St. Louis, Missouri, where he is a member of the Quality Assurance Committee. Dr. Perez is also a fellow of the Academy of Obstetricians and Gynecologists. Dr. Perez completed his medical education at the University of Maryland and completed his internship and residency in obstetrics and gynecology at St. John's Mercy Medical Center.

     JONAH SHACKNAI has served as a director of the Company since September 1997. Mr. Shacknai is a founder of Medicis Pharmaceutical Corporation where he has served as Chairman of the Board and Chief Executive Officer since July 1988. Mr. Shacknai also serves as a member of the National Arthritis and Musculoskeletal and Skin Disease Advisory Council of the National Institute of Health, as a member of the Joint High Level Advisory Panel of the United States-Israel Science and Technology Commission and as a director for Health World Corporation. Previously, he was a member of the Washington D.C. law firm of Royer, Shacknai & Mehle. Mr. Shacknai has also previously served as Counsel to the United States House of Representatives Committee on Science and Technology, founding director of IVAX Corporation and as a member of the Commission on the Federal Drug Approval Process.

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

     THE AUDIT COMMITTEE. The Audit Committee, composed solely of non-employee directors, meets periodically with the Company's independent accountants and management to discuss, recommend and review accounting principles, financial and accounting controls, the scope of the annual audit and other matters; advises the Board on matters related to accounting and auditing; and reviews management's selection of independent accountants. The current members of the Audit Committee are Charles T. Foscue, Michael D. Farney, Donald K. McGhan, Raul E. Perez, M.D. and Jonah Shacknai.

     THE COMPENSATION COMMITTEE. The Compensation Committee, composed solely of non-employee directors, reviews and takes action regarding the terms of compensation, employment contracts and pension matters that concern officers and key employees of the Company. The current members of the Compensation Committee are Charles T. Foscue, Michael D. Farney, Donald K. McGhan, Raul E. Perez, M.D. and Jonah Shacknai.

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

     Based solely on the Company's review of the copies of such forms it has received, the Company believes that all its directors, executive officers, and greater than ten percent shareholders complied with all filing requirements applicable to them with respect to transactions during 1997, except Raul E. Perez, M.D., Michael D. Farney and Donald K. McGhan each of whom failed to file a timely Form 5 with respect to the annual grant of 7,500 options to non-employee directors. In addition, Jonah Shacknai failed to file a timely Form 5 with respect to the 50,000 options which were granted to him, and subsequently transferred to the Jonah Shacknai Special Trust, upon his appointment to the Board of Directors in September 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid to the Company's Chief Executive Officer and to the Company's other most highly compensated executive officers other than the Chief Executive Officer, whose total annual salary exceeded $100,000 for services rendered in all capacities to the Company during the fiscal years ended December 31, 1997, 1996 and 1995 (collectively, the "named executive officers").

---------------------------------------------------------------------------------------
                            SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------
                                                                          LONG TERM
                                                                         COMPENSATION
                                               ANNUAL COMPENSATION          AWARDS
                                             -----------------------   ----------------
                                                                          SECURITIES
                                                                          UNDERLYING
                                                                           OPTIONS
   NAME AND PRINCIPAL POSITION       YEAR      SALARY       BONUS      (# OF SHARES)(1)
----------------------------------   ----    ---------    ----------   ----------------
Gary S. Kledzik                      1997    $ 200,000    $   --            100,000
   Chairman of the Board and Chief   1996      180,000        --              5,000(2)
      Executive Officer              1995      135,000     55,000(3)        200,000

David E. Mai                         1997      178,000        --              50,000
   Director and President of         1996      155,000        --               5,000(2)
      Miravant                       1995      118,000        --             100,000

John M. Philpott                     1997      108,000        --              25,000
   Chief Financial Officer           1996       90,000        --               5,000(2)
                                     1995       65,000(4)     --              22,500

(1) The options vest equally over a period of four years and expire upon the earlier of (i) six months after termination of employment (or upon termination if terminated for cause), or (ii) ten years from the date of grant.

(2) Represents options for 2,500 shares which were originally granted on February 1, 1996 at an exercise price of $56.00, the closing price of the Company's Common Stock on the Nasdaq National Market on the date of grant, and, subsequently, were re-priced on December 31, 1996 to $28.00, the closing price of the Common Stock on the Nasdaq National Market on such date. The net result of this transaction was that a total of 2,500 options granted to each named executive officer in 1996 was held by each such officer at December 31, 1996.

(3) Dr. Kledzik was awarded a bonus of $55,000, with after tax net proceeds of $33,000. The bonus was awarded with the explicit intent for the net proceeds to be used to pay off Dr. Kledzik's outstanding note payable to the Company of $33,000 which includes outstanding interest.

(4) Mr. Philpott's annual salary during 1995 was $85,000. However, as his employment with the Company began in March 1995, only a portion of this amount was earned during 1995.

    The following table sets forth certain information as of December 31, 1997 and the year then ended concerning stock options granted to the named executive officers.

--------------------------------------------------------------------------------------------------------------
                                      OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------
                                                                                        POTENTIAL REALIZABLE
                        NUMBER OF       % OF TOTAL                                        VALUE AT ASSUMED
                        SECURITIES        OPTIONS                                          ANNUAL RATES OF
                        UNDERLYING      GRANTED TO                                    STOCK PRICE APPRECIATION
                         OPTIONS        EMPLOYEES        EXERCISE                          FOR OPTION TERM
                         GRANTED          DURING           PRICE      EXPIRATION      ------------------------
   NAME             (# OF SHARES)(1)    THE YEAR         ($/SHARE)       DATE              5%           10%
------------        ------------------------------------------------------------------------------------------
Gary S. Kledzik          100,000          27.32%          $ 28.00       1/01/07       $ 1,760,905  $ 4,462,479




David E. Mai              50,000          13.66%            28.00       1/01/07           880,452    2,231,239

John M. Philpott          25,000           6.83%            28.00       1/01/07           440,226    1,115,620


(1) The options vest equally over a period of four years and expire upon the earlier of (i) six months after termination of employment (or upon termination if terminated for cause), or (ii) ten years from the date of grant.

     The following table sets forth information as to the stock options held by the named executive officers at the end of 1997 and the value of the options at that date based on the difference between the market price of the stock and the exercise prices of the options. There were no exercises of stock options during 1997.

-----------------------------------------------------------------------------------
                                1997 YEAR-END OPTION VALUES
-----------------------------------------------------------------------------------
                           NUMBER OF SECURITIES
                          UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                OPTIONS AT                IN-THE-MONEY OPTIONS AT
                             DECEMBER 31, 1997              DECEMBER 31, 1997(1)
                      -----------------------------     ---------------------------
        NAME          EXERCISABLE     UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
------------------    -----------     -------------     -----------   -------------
  Gary S. Kledzik       615,000           103,750       $16,910,250   $  1,282,500

  David E. Mai          225,000           103,750         6,874,875        945,000

  John M. Philpott       15,625            34,375           276,863        552,488


(1) Based on the difference between the closing price of the Common Stock as reported on the NASDAQ National Market as of December 31, 1997 and the exercise price of such options.

EMPLOYMENT AGREEMENTS

     The Company and Dr. Kledzik are parties to an employment agreement effective December 31, 1989, as amended (the "Employment Agreement"), pursuant to which Dr. Kledzik serves as Chief Executive Officer for the Company and its subsidiaries. The Employment Agreement provides for an initial employment term of one (1) year, renewed for successive one-year terms, unless Dr. Kledzik notifies the Company in writing at least 30 days in advance of, or the Company notifies Dr. Kledzik in writing 30 days before or after, December 31 of each year. Under the terms of the Employment Agreement, Dr. Kledzik is entitled to an annual salary as determined by the Compensation Committee of the Board of Directors from time to time. The current annual salary is $300,000. As of December 31, 1997, in connection with the Employment Agreement, Dr. Kledzik has received options to purchase a total of 674,466 shares of Common Stock at exercise prices ranging from $0.03 to $2.00 per share with a weighted average price of $0.88 per share. Additionally, from two of the Company's employee stock option plans, Dr. Kledzik has received options to purchase 331,250 shares at exercise prices ranging from $6.00 to $56.00 per share with a weighted average exercise price of $30.59 per share. See Note 1 to Summary Compensation Table. Options for 899,466 shares have vested, of which 284,466 have been exercised. Options outstanding at December 31, 1997 vest ratably over four years from the date of grant. Vesting of all of the stock options under the Employment Agreement is contingent upon Dr. Kledzik's continued employment with Miravant, and all of the underlying Common Stock is covered by a repurchase option in favor of the Company which expires four years after the grants of the respective stock options. The Employment Agreement provides that Dr. Kledzik shall perform his duties at the Company's designated facility in Santa Barbara, California. If the Employment Agreement is terminated other than at Dr. Kledzik's option or by the Company for cause, then the Company shall pay Dr. Kledzik severance compensation in an amount equal to the product of his monthly base salary multiplied by the greater of: (i) the number of months remaining under the term of the Employment Agreement; or (ii) six. If the Company terminates Dr. Kledzik's employment for cause or Dr. Kledzik terminates his employment, he is not entitled to severance pay. "Cause" is defined in the Employment Agreement to be personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than minor traffic violations) or material breach of any provision of the Employment Agreement or any other agreement between Dr.
Kledzik and the Company. In addition, in connection with the execution of the Employment Agreement, Dr. Kledzik executed and delivered the Company's standard form Intellectual Property and Confidentiality Agreement providing for the assignment to the Company of inventions and intellectual property created or enhanced during Dr. Kledzik's employment to and providing for the protection of confidential information.

     The Company and Mr. Mai are parties to an employment agreement effective February 1, 1991, as amended (the "Employment Agreement"), pursuant to which Mr. Mai serves as President of the Company and its subsidiaries. The Employment Agreement provides for an initial employment term of one (1) year, renewed for successive one-year terms, unless Mr. Mai notifies the Company in writing at least 30 days in advance of, or the Company notifies Mr. Mai in writing 30 days before or after, January 1st of each year. Under the terms of the Employment Agreement, Mr. Mai is entitled to an annual salary as determined by the Company from time to time. The current annual salary is $225,000. As of December 31, 1997, in connection with the Employment Agreement, Mr. Mai has received options to purchase a total of 150,000 shares of Common Stock at exercise prices ranging from $0.67 to $2.00 per share with a weighted average price of $1.42 per share. Additionally, from two of the Company's employee stock option plans, Mr. Mai has received options to purchase 181,250 shares at exercise prices ranging from $6.00 to $56.00 per share with a weighted average exercise price of $29.01 per share. See Note 1 to Summary Compensation Table. Options for 225,000 shares have vested, of which none have been exercised. The options generally vest ratably over four years from the date of grant. The remaining terms and conditions of Mr. Mai's Employment Agreement are substantially identical to those in Dr. Kledzik's agreement, except that if the Employment Agreement is terminated other than at Mr. Mai's option or by the Company for cause, then the Company shall pay Mr. Mai severance compensation in an amount equal to one week's salary for each six month employment period, beginning six months after the effective date of the Employment Agreement.

     The Company and Mr. Philpott are parties to an employment agreement effective March 20, 1995, as amended (the "Employment Agreement"), pursuant to which Mr. Philpott serves as Chief Financial Officer and Controller of the Company and its subsidiaries. The Employment Agreement provides for an initial employment term of one (1) year, renewed for successive one-year terms, unless Mr. Philpott notifies the Company in writing at least 30 days in advance of, or the Company notifies Mr. Philpott in writing 30 days before or after, March 20 of each year. Under the terms of the Employment Agreement, Mr. Philpott is entitled to an annual salary as determined by the Company from time to time. The current annual salary is $140,000. As of December 31, 1997, in connection with the Employment Agreement, Mr. Philpott has received options to purchase a total of 15,000 shares of Common Stock at exercise prices ranging from $8.00 to $10.67 per share with a weighted average price of $9.34 per share. Additionally, from two of the Company's employee stock option plans, Mr. Philpott has received options to purchase 37,500 shares at exercise prices ranging from $28.00 to $56.00 per share with a weighted average exercise price of $31.22 per share. See Note 1 to Summary Compensation Table. Options for 15,625 shares have vested, of which none have been exercised. The options generally vest ratably over four years from the date of grant. The remaining terms and conditions of Mr. Philpott's Employment Agreement are substantially identical to those in Dr. Kledzik's agreement, except that if the Employment Agreement is terminated other than at Mr. Philpott's option or by the Company for cause, then the Company shall pay Mr. Philpott severance compensation in an amount equal to one week's salary for each six month employment period, beginning six months after the effective date of the Employment Agreement.

COMPENSATION OF DIRECTORS

     Employees of the Company do not receive any additional compensation for serving the Company as members of the Board of Directors or any of its Committees. Directors who are not employees of the Company do not receive fees for Board Meetings attended but do receive an annual stock option grant under the Miravant Medical Technologies 1996 Stock Compensation Plan, as amended and restated effective March 3, 1997 (the "Plan"). The Plan provides for an automatic grant of non-qualified stock options to purchase 7,500 shares of Common Stock to non-employee directors on the first day of the fourth quarter of each year that a non-employee director serves on the Board of

Directors. Each stock option vests upon the grant date. The options are granted at an option price equal to the fair market value of the Company's Common Stock on the grant date. The options terminate 90 days from the date on which a director is no longer a member of the Board of Directors for any reason other than death, ten years from the date of grant, or six months from the director's death. Non-employee directors are also eligible for discretionary awards of stock options under the Plan. During the year ended December 31, 1997, the following non-employee directors were each awarded automatic grants of stock options to purchase 7,500 shares under the Plan:
Charles T. Foscue, Michael D. Farney, Donald K. McGhan and Raul E. Perez. In addition, Jonah Shacknai, upon his appointment to the Board of Directors in September 1997, received 50,000 stock options under the Plan which were granted at an option price equal to the fair market value of the Common
Stock on the grant date and vest ratably each quarter over a three year period. The Company also reimburses directors for out-of-pocket expenses incurred in connection with attending Board and Committee meetings.

COMPENSATION COMMITTEE INTERLOCKS

     The members of the Company's Compensation and Audit Committees for fiscal 1997 were Michael D. Farney, Donald K. McGhan, Raul E. Perez, M.D. and Charles
T. Foscue. Mr. Farney was the Chief Financial Officer for the Company prior to the appointment of John M. Philpott in 1995, and Mr. McGhan was Chairman of the Board prior to Dr. Kledzik's appointment in 1991. Mr. Foscue is a founder, Chairman, President and Chief Executive Officer of HAI. HAI and Mr. Foscue have been advisors to the Company since 1991 and have been involved in the Company's private and public financings from 1991 to the present. Additionally, HAI and Mr. Foscue acted as advisors to Ramus in connection with the sale of Ramus' stock to the Company's subsidiary, Miravant Cardiovascular, Inc. See Item 1, "Business" and Item 13, "--Certain Relationships and Related Transactions."

     In February 1998, the Company agreed to guaranty a term loan in the amount of $7,600,000 from a bank to Michael D. Farney, a director of the Company. The loan is due and payable on July 31, 1999, or sooner upon an event of default (as defined in the loan agreement), bears interest at the bank's reference rate, minus .5% per annum payable quarterly, and is secured by all of Mr. Farney's shares of the Company's Common Stock. In connection with the guaranty, the Company granted the bank a security interest in an account maintained at the bank and agreed, upon an event of default, to purchase the loan from the bank for a price generally equal to the then outstanding principal, plus accrued interest, fees and costs. In the event the Company purchases the loan, Mr. Farney granted the Company the option to acquire all of his shares of Common Stock at a price equal to 50% of the 20-day average closing price, net of loan repayment. He also agreed to certain restrictions on the sale of such shares. Under the loan agreement and the guaranty, Mr. Farney and the Company are subject to the maintenance of specified financial and other covenants. See Note 11 of Notes to Consolidated Financial Statements.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 17, 1998 by (i) each person known by the Company to own beneficially five percent or more of the outstanding shares of its Common Stock, (ii) each of the named executive officers, (iii) each director of the Company and (iv) all directors and executive officers of the Company as a group.

                                                   NUMBER OF SHARES     PERCENTAGE
                                                     BENEFICIALLY     OF OUTSTANDING
 NAME                                                OWNED (1)(2)          STOCK
------------------------------------------------------------------------------------
    Gary S. Kledzik, Ph.D. (3)                          1,469,125          10.3%




    Donald K. McGhan (3)(5)                             1,323,920           9.3
    Daniel R. Doiron, Ph.D. (4)                         1,296,336           9.1
    Paul F. Glenn (6)                                     827,160           5.8
    Pharmacia & Upjohn, Inc. (7)                          725,001           5.1
    Michael D. Farney                                     480,000           3.4
    David E. Mai                                          238,125           1.7
    Raul E. Perez, M.D.                                    45,000             *
    Charles T. Foscue                                      61,913             *
    John M. Philpott                                       26,250             *
    Jonah Shacknai (8)                                         --             *
    All directors and executive officers as a
    group (8 persons) (8)                               3,644,333          25.6

---------------
 *   Less than one percent.

(1) Each person has sole voting and investment power over the Common Stock shown as beneficially owned, subject to community property laws where applicable and the information contained in the footnotes below.

(2) Includes the following shares of Common Stock issuable upon exercise of options and/or warrants exercisable within 60 days of March 17, 1998:
     Dr. Kledzik--615,625 shares; Mr. McGhan--34,500 shares; Dr. Doiron--25,000 shares; Mr. Glenn--0 shares; Mr. Farney--45,000 shares; Mr. Mai--200,815 shares; Dr. Perez--45,000 shares; Mr. Foscue--33,917 shares; Mr. Philpott--21,250 shares; and directors and executive officers as a group--996,107 shares.

(3) Dr. Kledzik's address is 7408 Hollister Avenue, Santa Barbara, California 93117; Mr. McGhan's address is 3800 Howard Hughes Parkway, Las Vegas, Nevada 89109.

(4) According to the Schedule 13D filings, Mr. Doiron's address is 3090 Calzada Ridge Road, Santa Ynez, California 93460.

(5) Includes 539,420 shares of Common Stock held by McGhan Management, a Nevada Limited Partnership, of which Mr. McGhan is the General Partner and all other Limited Partners are members of his immediate family. Does not include 10,500 shares held by a member of Mr. McGhan's immediate family as to which he disclaims beneficial ownership.

(6) According to the Schedule 13G filings, Mr. Glenn's address is P.O. Box 50310, Santa Barbara, California 93105.

(7) Pharmacia & Upjohn is a Delaware corporation formed by the merger in November 1995 of Pharmacia AB of Sweden and The Upjohn Company of the United States, according to a press release issued by Pharmacia & Upjohn on November 2, 1995. Each of Pharmacia AB and Pharmacia S.p.A., an Italian corporation and wholly-owned subsidiary of Pharmacia AB, has filed a Schedule 13D with the Securities and Exchange Commission dated July 7, 1995. According to the Schedule 13D filings, the principal business address of Pharmacia AB is S-171 97 Stockholm Sweden, and the principal business address of Pharmacia S.p.A. is via Robert Hoch 1.2, 75017 Milan, Italy.

(8) Excludes 6,250 shares underlying options exercisable within 60 days of March 17, 1998 as to which Mr. Shacknai disclaims beneficial ownership. Such shares are held in a trust administered by an independent trustee for the benefit of Mr. Shacknai's children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 1995, the Company entered into the License Agreement, the Drug Supply Agreement and the Device Supply Agreement with Pharmacia & Upjohn, the beneficial owners of more than five percent of the Company's Common Stock. Concurrent with entering into the License Agreement, Pharmacia & Upjohn entered into the Stock Purchase Agreement pursuant to which Pharmacia & Upjohn purchased 600,000 shares of Common Stock from the Company for $12 million. In August 1994, the Company entered into a Formulation Agreement with Pharmacia & Upjohn. For the year ended December 31, 1997, the Company paid $3.3 million and recorded as expense $2.9 million in connection with the Formulation Agreement. The Formulation Agreement also requires the Company to pay an additional $400,000 if certain milestones are achieved as well as paying for the costs related to the development program being performed. See
Item 1, "Business--Strategic Collaborations" and Note 7 of Notes to Consolidated Financial Statements.

     Mr. Foscue, a director of the Company, is a founder, Chairman, President and Chief Executive Officer of HAI, which provides corporate financial consulting services in the areas of mergers and acquisitions, public and private financings, strategic planning and financial analysis. Both HAI and Mr. Foscue have been advisors to the Company since 1991 and have been involved in the Company's private and public financings from 1991 to the present. For the year ended December 31, 1997, the Company paid HAI $222,000 associated with the private equity placements and paid HAI $293,000 and recorded as expense $178,000 in connection with ongoing consulting services. See Note 7 of Notes to Consolidated Financial Statements.

     In December 1997, the Compensation Committee of the Board of Directors recommended and subsequently approved an option loan program for the Company's named executive officers. The loans, which accrue interest at the applicable federal rates and are payable in five years, were awarded specifically for the purpose of exercising options and paying the related option exercise price and payroll taxes and are secured by the underlying shares exercised. The amounts awarded under this program were $500,000 each for both Gary S. Kledzik and David E. Mai and $150,000 for John M. Philpott. As of March 17, 1998, these amounts had been fully utilized by each of the officers.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SELECTED     PAGE(S)
          QUARTERLY FINANCIAL DATA:

          Report of Independent Auditors                                43
          Consolidated Balance Sheets as of
              December 31, 1997, and 1996                               44
          Consolidated Statements of Operations for the
              years ended December 31, 1997, 1996 and 1995              45
          Consolidated Statements of Shareholders'
              Equity for the years ended December 31,
              1997, 1996, and 1995                                      46
          Consolidated Statements of Cash Flows for the
              years ended December 31, 1997, 1996 and 1995              47
          Notes to Consolidated Financial Statements                    48

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

                         Miravant Medical Technologies


                          /s/ Gary S. Kledzik, Ph.D.
                         ---------------------------------------
                         Gary S. Kledzik, Ph.D., Chief Executive
                         Officer and Chairman of the Board

Dated:  March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                               Date
/s/ Gary S. Kledzik, Ph.D.    Chairman of the Board, Director,           March 31, 1998
--------------------------    and Chief Executive Officer,
Gary S. Kledzik, Ph.D.        (Principal Executive Officer)


/s/ David E. Mai              Director and President                     March 31, 1998
--------------------------
David E. Mai


/s/ John M. Philpott          Chief Financial Officer and Controller     March 31, 1998
--------------------------    (Principal Financial Officer and
John M. Philpott              Principal Accounting Officer)


/s/ Michael D. Farney         Director                                   March 31, 1998
--------------------------
Michael D. Farney


/s/ Donald K. McGhan          Director                                   March 31, 1998
--------------------------
Donald K. McGhan


/s/ Raul E. Perez, M.D.       Director                                   March 31, 1998
--------------------------
Raul E. Perez, M.D.


/s/ Charles T. Foscue         Director                                   March 31, 1998
--------------------------
Charles T. Foscue


/s/ Jonah Shacknai            Director                                   March 31, 1998
--------------------------
Jonah Shacknai

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Miravant Medical Technologies

We have audited the accompanying consolidated balance sheets of Miravant Medical Technologies as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miravant Medical Technologies at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                  /s/ ERNST & YOUNG LLP
                                                  ---------------------
                                                  ERNST & YOUNG LLP


Woodland Hills, California
February 12, 1998

                          CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                          1997          1996
                                                      -----------   -----------
                       ASSETS
Current assets:
   Cash and cash equivalents                          $55,666,000   $31,498,000
   Investments in short-term marketable securities     27,796,000    20,600,000
   Accounts receivable                                  1,833,000     2,179,000
   Prepaid expenses and other current assets              772,000       390,000
                                                      -----------   -----------
Total current assets                                   86,067,000    54,667,000

Property, plant & equipment:
   Vehicles                                                28,000        28,000
   Furniture and fixtures                               1,578,000       943,000
   Equipment                                            3,752,000     2,444,000
   Leasehold improvements                               3,071,000     1,072,000
   Capital lease equipment                                184,000       184,000
                                                      -----------   -----------
                                                        8,613,000     4,671,000
   Accumulated depreciation and amortization            2,886,000     1,806,000
                                                      -----------   -----------
                                                        5,727,000     2,865,000
Investment in affiliate                                   895,000     2,000,000
Patents and other assets                                  342,000       354,000
                                                      -----------   -----------
Total assets                                          $93,031,000   $59,886,000
                                                      -----------   -----------
                                                      -----------   -----------

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $ 4,290,000   $ 2,716,000
   Accrued payroll and expenses                         1,022,000       352,000
   Current portion of long term obligations                    --        42,000
   Current portion of capital lease obligations            21,000        38,000
                                                      -----------   -----------
Total current liabilities                               5,333,000     3,148,000

Capital lease obligations, less current portion                --        21,000

Shareholders' equity:
   Common stock, 50,000,000 shares authorized;
     13,952,847 and 12,337,876 shares issued
     and outstanding at December 31, 1997 and
     December 31, 1996, respectively                  170,451,000   108,974,000
   Deferred compensation                               (1,899,000)   (1,612,000)
   Accumulated deficit                                (80,854,000)  (50,645,000)
                                                      -----------   -----------
Total shareholders' equity                             87,698,000    56,717,000
                                                      -----------   -----------
Total liabilities and shareholders'  equity           $93,031,000   $59,886,000
                                                      -----------   -----------
                                                      -----------   -----------

See accompanying notes.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                              1997          1996             1995
                                         ------------    -----------     ------------
Revenues:
   Product sales                         $      2,000    $     5,000     $     37,000
   Grants, licensing and
     royalty revenue                        2,276,000      3,593,000          484,000
                                         ------------    -----------     ------------
                                            2,278,000      3,598,000          521,000

Cost and expenses:
   Cost of goods sold                           1,000          5,000           67,000
   Research and development                19,053,000     15,715,000        8,802,000
   Selling, general and administrative     14,906,000      6,393,000        3,547,000
   Loss in investment in affiliate          1,105,000             --               --
                                         ------------    -----------     ------------
Total costs and expenses                   35,065,000     22,113,000       12,416,000

Loss from operations                      (32,787,000)   (18,515,000)     (11,895,000)

Interest income (expense):

   Interest income                          2,584,000      2,407,000          338,000
   Interest expense                            (6,000)       (34,000)        (153,000)
                                         ------------    -----------     ------------
Total interest income                       2,578,000      2,373,000          185,000
                                         ------------    -----------     ------------

Net loss                                 $(30,209,000)   $(16,142,000)   $(11,710,000)
                                         ------------    -----------     ------------
                                         ------------    -----------     ------------
Net loss per share - basic and diluted   $      (2.36)   $     (1.37)    $      (1.19)
                                         ------------    -----------     ------------
                                         ------------    -----------     ------------
Shares used in computing net loss per
 share                                     12,791,044     11,786,429        9,861,212
                                         ------------    -----------     ------------
                                         ------------    -----------     ------------

See accompanying notes.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                NOTE
                                                                             RECEIVABLE
                                    PREFERRED STOCK         COMMON STOCK        FROM        DEFERRED      ACCUMULATED
                                 SHARES      AMOUNT    SHARES       AMOUNT     OFFICER    COMPENSATION      DEFICIT      TOTAL
                                 -------   --------- ---------   -----------  ---------   ------------   ------------  -----------
Balance at January 1, 1995       375,000   $ 500,000 8,752,941   $23,109,000   $(25,000)  $   (641,000)  $(22,793,000) $   150,000
  Issuance of stock at
   $10.67 per share (net of
   approximately  $1,105,000
   of offering costs)                 --         --    525,000     4,496,000        --              --            --     4,496,000

  Issuance of stock at
  $20.00 per share                    --         --    600,000    12,000,000        --              --            --    12,000,000

  Conversion of Preferred
  Stock to Common Stock         (375,000)  (500,000)   375,000       500,000        --              --            --         --

  Exercise of stock options
  and warrants                        --         --     84,169       404,000        --              --            --       404,000

  Conversion of notes
  payable (net of
  approximately $7,000 of
  debt issuance costs)                --         --     68,748       543,000        --              --            --       543,000

  Repurchase of stock                 --         --     (4,500)      (27,000)       --              --            --       (27,000)

  Repayment of note
  receivable from officer             --         --         --            --    25,000              --            --        25,000

  Deferred compensation
  related to stock options
  and warrants granted                --         --         --     9,163,000        --      (9,163,000)           --         --

  Amortization of deferred
  compensation                        --         --         --            --        --       2,286,000            --     2,286,000

  Net loss                            --         --         --            --        --              --    (11,710,000) (11,710,000)
                                 -------   -------- ----------    ----------  ---------   ------------    -----------  -----------
Balance at December 31, 1995          --         -- 10,401,358    50,188,000        --      (7,518,000)   (34,503,000)   8,167,000

  Issuance of stock at
  $48.00 per share (net of
  approximately $6,733,000
  of offering costs)                  --         --  1,500,000    65,267,000        --              --            --    65,267,000

  Exercise of stock options           --         --    563,456     1,010,000        --              --            --     1,010,000
  and warrants

  Conversion of notes
  payable (net of
  approximately $5,000 of             --         --     11,562        87,000        --              --            --        87,000
  debt issuance costs)

  Repurchase of stock                 --         --   (138,500)   (3,948,000)       --              --            --    (3,948,000)

  Deferred compensation
  related to stock options
  and warrants granted                --         --         --    (3,630,000)       --       3,630,000            --         --

  Amortization of deferred
  compensation                        --         --         --            --        --       2,276,000            --     2,276,000

  Net loss                            --         --         --            --        --              --    (16,142,000) (16,142,000)
                                 -------   --------- ----------   -----------  ---------   ------------   -----------  -----------
Balance at December 31, 1996          --         --  12,337,876   108,974,000        --      (1,612,000)  (50,645,000)  56,717,000

  Issuance of stock at $50.00
  per share (net of
  approximately $2,627,000
  of offering costs)                  --         --  1,416,000    68,173,000        --              --            --    68,173,000

  Exercise of stock options
  and warrants                        --         --    499,971     1,536,000        --              --            --     1,536,000

  Repurchase of stock                 --         --   (301,000)  (10,041,000)       --              --            --   (10,041,000)

  Deferred compensation
  related to warrants granted,
  net of cancellations                --         --         --     1,809,000        --      (1,809,000)           --           --



  Amortization of deferred
  compensation                        --         --         --            --        --       1,522,000            --     1,522,000

  Net loss                            --         --         --            --        --              --    (30,209,000) (30,209,000)
                                 -------  --------- ----------  ------------  ---------   ------------   ------------  -----------
                                 -------  --------- ----------  ------------  ---------   ------------   ------------  -----------
Balance at December 31, 1997          --   $    --  13,952,847  $170,451,000 $      --    $(1,899,000)   $(80,854,000) $87,698,000
                                 -------  --------- ----------  ------------  ---------   ------------   ------------  -----------
                                 -------  --------- ----------  ------------  ---------   ------------   ------------  -----------


See accompanying notes.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                               1997             1996              1995
                                                          -------------    --------------     -------------
OPERATING ACTIVITIES:
   Net loss............................................   $(30,209,000)     $ (16,142,000)     $(11,710,000)
    Adjustments to reconcile net loss to net cash used
    by operating activities:
       Depreciation and amortization...................      1,099,000            615,000           602,000
       Amortization of deferred compensation...........      1,522,000          2,276,000         2,286,000
       Changes in operating assets and liabilities:
          Accounts receivable..........................        346,000         (2,168,000)               --
          Prepaid expenses and other assets............       (372,000)            44,000          (236,000)
          Accounts payable and accrued payroll and
          expenses.....................................      2,244,000            269,000         1,257,000
                                                          -------------    --------------     -------------
    Net cash used in operating activities..............    (25,370,000)       (15,106,000)       (7,801,000)

INVESTING ACTIVITIES:
   Purchases of marketable securities..................    (44,696,000)      (130,200,000)               --
   Sales of marketable securities......................     37,500,000        109,600,000                --
   Investment in affiliate.............................      1,105,000         (2,000,000)               --
   Assets used in clinical trials......................             --                 --          (528,000)
   Purchases of property, plant and equipment..........     (3,942,000)        (1,855,000)          (10,000)
   Purchases of patents................................        (17,000)           (51,000)          (64,000)
                                                          -------------    --------------     -------------
   Net cash used in investing activities...............    (10,050,000)       (24,506,000)         (602,000)

FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock, less
       issuance costs..................................     69,709,000         66,271,000        16,866,000
    Purchases of Common Stock..........................    (10,041,000)        (3,948,000)               --
    Proceeds from notes payable........................             --                 --         1,230,000
    Payments of notes payable..........................             --                 --        (1,230,000)
    Payments of capital lease obligations..............        (38,000)           (43,000)          (38,000)
    Payments of long term obligations..................        (42,000)           (56,000)          (47,000)
    Proceeds from line of credit.......................             --                 --         3,682,000
    Payments of line of credit.........................             --                 --        (4,682,000)
    Repayment of officer note receivable...............             --                 --            25,000
                                                          -------------    --------------     -------------
    Net cash provided by financing activities..........     59,588,000         62,224,000        15,806,000
                                                          -------------    --------------     -------------
    Net increase in cash and cash equivalents..........     24,168,000         22,612,000         7,403,000

    Cash and cash equivalents at beginning of period...     31,498,000          8,886,000         1,483,000
                                                          -------------    --------------     -------------
    Cash and cash equivalents at end of period.........   $ 55,666,000       $ 31,498,000       $ 8,886,000
                                                          -------------    --------------     -------------
                                                          -------------    --------------     -------------
SUPPLEMENTAL DISCLOSURES:
    State taxes paid...................................   $    104,000       $     14,000       $     8,000
                                                          -------------    --------------     -------------
                                                          -------------    --------------     -------------
    Interest paid......................................   $      7,000       $     34,000       $   213,000
                                                          -------------    --------------     -------------
                                                          -------------    --------------     -------------

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Miravant Medical Technologies (the "Company") is engaged in the research and development of drugs and medical device products for use in PhotoPoint, the Company's proprietary technologies for photodynamic therapy. Effective September 15, 1997, the Company changed its name from PDT, Inc. to Miravant Medical Technologies. The Company is located in Santa Barbara, California. The Company has had limited sales of devices and its customers are medical device companies, researchers, hospitals and universities located throughout the world.

         As of December 31, 1997, the Company had an accumulated deficit of $80.9 million and anticipates it will continue to incur losses for some time. The Company is continuing its efforts in research and development and the clinical trials of its products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. While management of the Company believes that it has sufficient resources to fund the required expenditures for the next few years and that additional funding will be available when required, there is no assurance that this will be the case.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Miravant Medical Technologies and its wholly owned subsidiaries, Miravant Systems, Inc., Miravant Pharmaceuticals, Inc., and Miravant Cardiovascular, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made for purposes of presentation.

INVESTMENTS IN AFFILIATES

         Investments in affiliates, owned more than 20 % but not in excess of 50 % where the Company is not deemed to be able to exercise controlling influence, are recorded on the equity method. In December 1996, the Company purchased a 33% equity interest in Ramus Medical Technologies ("Ramus") of Carpinteria, California for $2,000,000. The investment agreement contains an option to acquire the remaining shares of Ramus at some time in the future under specified terms and conditions. In addition, the Company is provided first refusal rights and preemptive rights for any issuance of new securities, whether debt or equity, made by Ramus. For the year ended December 31, 1997, the Company recorded expense of $1,105,000 which represents the full amount of Ramus' loss for 1997. The Company's portion of Ramus' operations for 1996 was not significant to the results of operations for the Company for the year ended December 31, 1996.

MARKETABLE SECURITIES

         Marketable securities consist of short-term, interest-bearing corporate bonds, U.S. Government obligations and municipal obligations in the amount of $8.3 million, $8.5 million and $11.0 million, respectively, as of December 31, 1997. The Company has established guidelines relative to concentration, maturities and credit ratings that maintain safety and liquidity.

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 1997, all marketable securities were classified as "available-for-sale" securities. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. As of December 31, 1997 and 1996, net unrealized gains and losses were not material to the consolidated financial statements. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned.

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). The Company has awarded stock options that vest upon the achievement of certain milestones. Under APB Opinion No. 25, such options are accounted for as variable stock options. As such, until the milestone is achieved (but only after it is determined to be probable), deferred compensation is recorded in an amount equal to the difference between the fair market value of the Common Stock on the date of determination less the option exercise price and is adjusted from period to period to reflect changes in the market value of the Common Stock. Deferred compensation, as it relates to a particular milestone, is amortized over the period between when achievement of the milestone becomes probable and when the milestone is estimated to be achieved. Amortization of deferred compensation could result in significant compensation expense being recorded in future periods based on the market value of the Common Stock from period to period.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development costs are expensed as incurred. The acquisition of technology rights for research and development projects and the value of equipment for specific research and development projects are also included in research and development expenses.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment is stated at cost with depreciation provided over the estimated useful lives of the respective assets on the straight-line basis. Leasehold improvements are stated at cost with amortization provided on the straight-line basis. The estimated useful lives of the assets are as follows:

               Furniture and fixtures       5 years
               Equipment                    3 - 5 years
               Leasehold improvements       5 years or the remaining life of
                                            the lease term, whichever is shorter

PATENTS AND OTHER ASSETS

         Costs of acquiring patents are capitalized and amortized on the straight-line basis over the estimated useful life of the patents, seventeen years. Accumulated amortization was $67,000 and $48,000 at December 31, 1997 and 1996, respectively. The costs of servicing the Company's patents are expensed as incurred. Also included in this caption are deposits and other miscellaneous non-current assets.

LONG-LIVED ASSETS

         The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS N0. 121"). The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when the fair value of a long-lived asset, which would generally approximate estimated future cash flows expected to result from the use of the asset and its eventual disposition discounted at the Company's implicit borrowing rate, is less than its carrying amount. No such impairment losses have been identified by the Company.

REVENUE RECOGNITION

         The Company recognizes revenues from product sales at the time of shipment to the customer. Grant, royalty and licensing income is recognized based on the terms of the related agreements and includes the reimbursement of certain preclinical and clinical costs.

ADVERTISING

         Costs incurred for producing and communicating advertising are generally expensed when incurred. In September 1997, the Company commenced a name change awareness and product branding program pursuant to which advertising costs were incurred. Advertising expense was $5.5 million for the year ended December 31, 1997 and was not material for the years ended December 31, 1996 and 1995. The amounts incurred in 1997 were primarily associated with the name change awareness and product branding program.

NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," which supersedes APB Opinion No. 15 and which is effective for all periods ending after December 31, 1997.
 SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Common stock equivalent shares from stock options and warrants have been excluded from this computation as their effect is antidilutive. All previously stated earnings per share amounts have been restated to conform to the new SFAS No. 128 requirements.

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

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning subsequent to December 15, 1997, and, therefore, will be adopted by the Company for the 1998 fiscal year. The Company does not expect the adoption of SFAS No. 130 or SFAS No. 131 to result in any material changes in its disclosure and these statements will have no impact on the Company's consolidated results of operations, financial position or cash flows.

2.       CREDIT ARRANGEMENTS

         The Company has a $1,000,000 line of credit agreement with a bank, with a variable rate of interest based on the bank's lending rate (7.35% as of December 31, 1997). The Company did not utilize the line of credit during 1997 or 1996. The line of credit expires on January 31, 1998 and has been subsequently renewed through January 31, 1999 with similar terms and conditions. The line of credit is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions, including a prohibition on the payment of dividends.

         In conjunction with the Company's building lease agreement, the Company received two tenant improvement allowances totaling $215,000. The tenant improvement allowances must be repaid over the term of the lease and have fixed interest rates of 10% and 8.5%, respectively. The tenant improvement allowance has been fully paid as of December 31, 1997 and had an outstanding balance of $42,000 at December 31, 1996.

3.        SHAREHOLDERS' EQUITY

         In September and October 1997, the Company completed three private equity placements totaling $70.8 million, which provided net proceeds of $68.2 million. The placements included the issuance of 1,416,000 shares of Common Stock as well as one detachable Common Stock warrant for each share of Common Stock purchased. With respect to the warrants issued in connection with these placements, 50% are exercisable at $55 per share and 50% are exercisable at $60 per share. Both the Common Stock and warrants to purchase Common Stock are subject to a Lock-Up Agreement which prohibits any offer or sale for a one-year period after the closing of the purchase. The Lock-Up Agreement is subject to earlier termination in certain limited circumstances, and the prohibition on sales is subject to certain limited exceptions. Additionally, the Securities Purchase Agreements provide that if on the first anniversary of the closing of the purchase, the 30 day average closing bid price of the Common Stock for the period ending on the trading day prior to the anniversary date is less than the closing price paid by the purchasers, then the Company shall pay each purchaser additional cash or stock, or a combination of both, as determined by the Company at its sole option.

         In April 1996, the Company completed a secondary public offering in which it sold 1,500,000 shares of Common Stock at $48 per share. The offering provided net proceeds to the Company of approximately $65.3 million.

         In December 1997, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's Common Stock. This 750,000 repurchase authorization was in addition to and superseded the repurchase program authorized in July 1996, which allowed the Company to repurchase up to 600,000 shares. Under these repurchase programs, the Company repurchased 301,000 shares in 1997 and 138,500 shares in 1996 at a cost of $10.0 million and $3.9 million, respectively. As of December 31, 1997, all shares repurchased were retired.

STOCK OPTION PLANS

         The Company has five stock-based compensation plans which are described below - the 1989 Plan, the 1992 Plan, the 1994 Plan, (the "Prior Plans"), the Miravant Medical Technologies 1996 Stock Compensation Plan (the "1996 Plan") and the Non-Employee Directors Stock Option Plan (the "Directors' Plan"). As disclosed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. The Company records deferred compensation for the excess of the fair value of Common Stock over the exercise price of stock options. With respect to variable stock options granted, deferred compensation is recorded when the likelihood of the achievement of the specified milestone is considered probable.

         The Prior Plans provided for the grant of both incentive stock options and non-statutory stock options. Stock options were granted under these plans to certain employees and corporate officers. The purchase price of incentive stock options must equal or exceed the fair market value of the Common Stock at the grant date and the purchase price of non-statutory stock options may be less than fair market value of the Common Stock at grant date.
 Effective July 21, 1996, the Prior Plans were superseded with the adoption of the 1996 Plan except to the extent of options outstanding in the Prior Plans. The Company has allocated 300,000 shares, 750,000 shares and 600,000 shares for the 1989 Plan, the 1992 Plan and the 1994 Plan, respectively. Included in the outstanding options under the 1992 Plan are options for the purchase of 427,500 shares at $34.75 per share which originally were variable options that vested upon the achievement of certain milestones.
Subsequently, these variable options were adjusted to change the vesting period to a specific date as discussed further. As of December 31, 1997, milestone options covering 302,500 shares have vested, options covering 75,000 shares have been canceled and the remaining unvested shares will vest in the years 1998 through 2000. The remaining outstanding shares granted under the Prior Plans vest in equal annual installments over four years beginning one year from the grant date and expire ten years from the original grant date.

         The 1996 Plan provides for awards which include incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance shares, stock payments and dividend equivalent rights. Included in the 1996 Plan is a stock purchase program which has not yet been implemented. Also included in the 1996 Plan is a Non-Employee Directors' Stock Option award program which provides for an automatic fully vested annual grant on the first day of the fourth quarter of each year to each non-employee director of a non-qualified stock option for the purchase of 7,500 shares of Common Stock at fair market value. Officers, key employees, directors and independent contractors or agents of the Company may be eligible to participate in the 1996 Plan, except that incentive stock options may only be granted to employees of the Company. The 1996 Plan supersedes and replaces the Prior Plans and the Directors' Plan, except to the extent of options outstanding under those plans. The purchase price for awards granted from the 1996 Plan may not be less than the fair market value at the date of grant. The maximum amount of shares that could be awarded under the 1996 Plan over its term is 4,000,000 shares. Awards granted under the 1996 Plan expire on the date determined by the Plan Administrators as evidenced by the award agreement but shall not expire later than ten years from the date the award is granted except for grants of restricted shares which expire at the end of a specified period if the specified service or performance conditions have not been met.

         Effective March 1997, the Directors' Plan was superseded by the adoption of the 1996 Plan except to the extent of options outstanding under the Directors' Plan. The Directors' Plan provided for an automatic annual grant of an option for the purchase of 7,500 shares at fair market value on the first day of the fourth quarter of each year to be made to each non-employee director. The options vest on the grant date and expire ten years from the date of grant or within 90 days of termination of the individual's directorship.

         As of December 31, 1995, the Company had nonvested variable stock options with an exercise price of $34.75 per share covering 427,500 shares of Common Stock of which deferred compensation has been recorded for 347,500 shares. The Company recorded deferred compensation of $8,074,000 with respect to variable stock options, the vesting of which (due to the likelihood of achievement of specified milestones) was considered to be probable. Of this amount, $1,247,000 and $687,000 was amortized in the years ended December 31, 1995 and 1994, respectively, with the remaining amount to be amortized over future periods. Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of the variable stock options granted in 1995 under the 1992 Plan covering 400,000 shares of Common Stock. The remaining options covering 27,500 shares were not adjusted due to milestones being attained. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable options and therefore alleviates the impact of deferred compensation and the related expense fluctuating in future periods based on the changes in the per share market value from period to period. The Company recorded $17,000 of deferred compensation expense related to these options for the year ended December 31, 1997. For the year ended December 31, 1996, the Company recorded deferred compensation expense of $767,000 and a reduction in deferred compensation of $3,652,000 for 1996 with respect to variable milestone options. As of December 31, 1997, options covering 302,500 shares with an exercise price of $34.75 per share have vested and options covering 75,000 shares have been canceled. The remaining unvested shares will vest in the years 1998 through 2000.

          Additionally, during the years ended December 31, 1996 and 1995, the Company recorded deferred compensation with respect to certain of the Common Stock options which had been granted at less than the estimated fair value. Deferred compensation recorded is amortized ratably over the period that the options vest to the option holder and is adjusted for options which have been canceled. This resulted in compensation expense of $39,000, $378,000 and $348,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

OTHER STOCK OPTIONS

         In connection with employment agreements, the Company has with its executives and certain key employees, non-qualified stock options have been granted to purchase shares of Common Stock. The options generally become exercisable in equal installments over four years beginning one year from the grant date and expire ten years from the original grant date.

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

The following table summarizes all stock option activity:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                 EXERCISE PRICE        EXERCISE           STOCK
                                                    PER SHARE           PRICE            OPTIONS
      -------------------------------------------------------------------------------------------
      Outstanding at January 1, 1995............ $  0.33 -  8.00       $  2.83        2,155,888
         Granted................................   10.67 - 40.25         32.54          513,500
         Exercised..............................    0.67 -  8.00          2.63          (62,331)
         Canceled ..............................    0.67 -  8.00          6.24          (43,687)
      -------------------------------------------------------------------------------------------
      Outstanding at December 31, 1995..........    0.33 - 40.25          8.74        2,563,370
         Granted................................  24.375 - 56.00         36.58          355,040
         Exercised..............................    0.33 -  8.00          1.58         (545,062)
         Canceled ..............................    6.00 - 56.00         49.83         (114,918)
      -------------------------------------------------------------------------------------------
      Outstanding at December 31, 1996..........    0.33 - 52.25         12.76        2,258,430
         Granted................................   28.00 - 55.50         35.05          446,000
         Exercised..............................    0.33 - 29.00          5.06         (262,002)
         Canceled ..............................    6.00 - 46.75         25.52         (200,645)
      -------------------------------------------------------------------------------------------
      Outstanding at December 31, 1997.......... $  0.33 - 55.50       $ 16.80        2,241,783
      -------------------------------------------------------------------------------------------
      -------------------------------------------------------------------------------------------

      Options Outstanding by Price Range at
         December 31, 1997...................... $  0.33 -  2.00       $  1.35          839,250
                                                    4.00 - 10.67          6.56          396,828
                                                   24.38 - 34.75         31.16          770,205
                                                   38.00 - 55.50         42.15          235,500

      Exercisable at:
      December 31, 1995......................... $  0.33 - 40.25       $  2.72        1,647,754
      December 31, 1996.........................    0.33 - 40.25          8.39        1,629,469

      December 31, 1997.........................    0.33 - 55.50         11.55        1,629,942

         In accordance with APB Opinion No. 25 and in connection with accounting for the Company's stock-based compensation plans, the Company recorded total stock compensation expense of $56,000, $1.1 million and $1.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, with respect to the variable stock options and options granted at less than fair value described previously. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net income and loss per share would have been reduced to the pro forma amounts indicated below:

                                                           1997             1996               1995
----------------------------------------------------------------------------------------------------------
 Net Loss
    As Reported............................         $ (30,209,000)    $ (16,142,000)     $ (11,710,000)
    Pro forma..............................         $ (34,332,000)    $ (22,940,000)     $ (13,365,000)

 Loss per share
    As Reported............................         $      ( 2.36)    $      ( 1.37)     $       (1.19)
    Pro forma..............................         $      ( 2.68)    $      ( 1.95)     $       (1.36)
----------------------------------------------------------------------------------------------------------

        The fair value of each option grant was estimated using the Black-Scholes option pricing model using the Multiple Option approach whereby a separate fair value is computed for each vesting increment of an option. The following assumptions were used:

                                                           1997             1996               1995
----------------------------------------------------------------------------------------------------------
 Expected dividend yield...............                    0%                 0%                 0%
 Expected stock price volatility.....                     50%                50%                50%
 Risk-free interest rate...................         5.71% - 5.81%       6.01% - 6.41%      5.23% - 5.58%
 Expected life of options...............                2 - 4 years         2 - 4 years        2 - 4 years
----------------------------------------------------------------------------------------------------------

        The above assumptions are highly subjective, in particular the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

        Additionally, the weighted average remaining contractual life of options outstanding at December 31, 1997, 1996 and 1995 was 6.6 years, 6.9 years and 6.8 years, respectively.

WARRANTS

        In connection with a private placement offering which commenced in 1993 and continued through 1994, the Company issued one detachable Common Stock warrant for every two shares of Common Stock purchased. Each half warrant was allocated $0.67 of the overall $8.00 per share purchase price. In 1994 and 1993, the Company issued detachable stock warrants in connection with the private placement offering of 287,294 and 242,247, respectively. Each detachable stock warrant provides for the purchase of one share of Common Stock at $8.00 per share with the warrants expiring in February 1999. Warrants to purchase 136,783, 13,190 and 7,751 shares of Common Stock were exercised during 1997, 1996 and 1995, respectively.

        During 1994 and 1993, the Company issued warrants to private placement selling agents and a corporate partner to purchase 7,216 shares and 148,449 shares of Common Stock, respectively. Each warrant provides for the purchase of one share of Common Stock at $8.00 per share with the warrants expiring February 1999. Warrants to purchase 125,000 shares of Common Stock were exercised during 1997. No warrants were exercised in 1996 and 1995.

        In January 1995, the Company, in connection with a loan received from a principal of its designated selling agent, issued warrants to purchase 15,000 shares of the Company's Common Stock at $10.67 per share. The warrants expire February 1999. As of December 31, 1997, no warrants have been exercised.

        In April 1995, the Company, in connection with consulting agreements, issued warrants to purchase 750,000 shares of Common Stock at $10.67 per share to various consultants. These warrants vest equally over the term of the agreement, generally three years. Additionally, in November 1995, the Company, in connection with consulting agreements, issued warrants to purchase 55,000 shares of Common Stock at $34.75 per share to different consultants. These warrants vest equally over the term of the agreement, generally between one and three years. Also, during 1997, the Company, in connection with consulting agreements, issued warrants to purchase 128,000 shares of Common Stock to various consultants at prices ranging from $28.00 to $31.00 per share. These warrants vest equally over the term of the agreement, generally between two and three years. The consulting agreements can be terminated by the Company at any time with only those warrants vested as of the date of termination exercisable. The warrants expire five years after the date of issuance. As of December 31, 1997, no warrants have been exercised. The Company recorded deferred compensation associated with the value of these warrants of $1,927,000 in 1997 and $3,215,000 in 1995. The Company recorded compensation expense of $1,466,000, $1,129,000 and $693,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

        In September and October of 1997, the Company, in connection with three private equity placement agreements, issued warrants to purchase 1,416,000 shares of Common Stock with 50% of the warrants exercisable at $55 per share and 50% exercisable at $60 per share. In addition, in connection with these private equity placements, the Company also issued warrants to purchase 250,000 shares of Common Stock, under exactly the same terms as described above, to various selling agents. The warrants are exercisable beginning one year after the closing of the purchase and expire in December 2001. As of December 31, 1997, no warrants have been exercised.

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

         In December 1994, the holders of $2,357,000 in principal amount of convertible notes exchanged their notes for shares of Common Stock at $8.00 per share for 294,624 shares of Common Stock. The conversion also provided the noteholders with one warrant for every two shares of Common Stock converted for total warrants covering 147,312 shares of Common Stock. The warrants provide for the purchase of one share of Common Stock at $8.00 per share and expire February 1998. During 1995, warrants to purchase 14,062 shares of Common Stock were exercised and noteholders converted an additional $550,000 in principal amount of notes for 68,748 shares of Common Stock at $8.00 per share. During 1996, holders of the remaining $93,000 in principal amount of convertible notes exchanged their notes for 11,562 shares of Common Stock at $8.00 per share and warrants to purchase 5,204 shares of Common Stock were exercised. During 1997, warrants to purchase 23,435 shares of Common Stock were exercised.

5.       EMPLOYEE BENEFIT PLANS

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

         On December 9, 1996, the Board of Directors approved the Miravant Medical Technologies 401(k) - Employee Stock Ownership Plan (the "ESOP") which provides substantially all employees with the opportunity for long term benefits. The ESOP was implemented by management on July 1, 1997 and operates on a calendar year basis. In conjunction with the ESOP, the Company registered with the Securities and Exchange Commission 300,000 shares of the Company's Common Stock for purchase by the ESOP. The ESOP provides for eligible employees to allocate pre-tax deductions from payroll which are used to purchase the Company's Common Stock on a bi-weekly basis. The ESOP also provides for a discretionary contribution made by the Company based on the amounts contributed by the participants. The amount to be contributed by the Company is determined by the Board of Directors prior to the start of each plan year. Company contributions, which the Board of Directors determined to be 50% for the 1997 plan year, are made on a quarterly basis and vest equally over a five year period.
Total Company matching contributions for 1997 were not material.

6.      PROVISION FOR INCOME TAXES

        Deferred income taxes reflect the net tax effects of net operating loss carryforwards, credits and temporary differences between the financial statements and tax basis of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                         1997                            1996
                                                               -------------------------       -------------------------
                                                               CURRENT       NON-CURRENT       CURRENT        NON-CURRENT
                                                               ----------------------------------------------------------
Deferred tax assets:
  Uniform capitalization ...........................           $    --       $    --           $  2,000       $    --
  Other accruals and reserves.......................              110,000         --             91,000            --
  Capitalized research and development..............                --         2,293,000           --           1,461,000
  Net operating losses and tax credits..............                --        33,951,000           --          20,346,000
                                                               ----------------------------------------------------------
Total deferred tax assets...........................              110,000     36,244,000         93,000        21,807,000
Deferred tax liabilities:
  Amortization and depreciation expense.............                --           468,000           --             413,000
  Federal benefit for state income taxes............                8,000      1,633,000          7,000         1,169,000
                                                               ----------------------------------------------------------
Total deferred tax liabilities......................                8,000      2,101,000          7,000         1,582,000
                                                               ----------------------------------------------------------
Net deferred tax assets.............................              102,000     34,143,000         86,000        20,225,000
Less valuation reserve..............................              102,000     34,143,000         86,000        20,225,000
                                                               ----------------------------------------------------------
                                                               $    --       $    --           $   --         $    --
                                                               ----------------------------------------------------------
                                                               ----------------------------------------------------------

         The Company has net operating loss carryforwards for federal tax purposes of $85.4 million which expire in the years 2002 to 2012. Research and alternative minimum tax credit carryforwards aggregating $3.7 million which are available for federal and state tax purposes. These credits expire in the years 2002 to 2012. The Company also has a state net operating loss carryforward of $20.9 million which expires in the years 1998 to 2002. Under
Section 382 of the Internal Revenue Code, the utilization of the Company's tax attributes may be limited based on changes in the percentage of ownership in the Company.

         Included in the valuation allowance balance is $5.7 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

7.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements with various parties to perform research and development and conduct clinical trials on behalf of the Company. For the research and development agreements, the Company has the right to use and license, patent and commercialize any products resulting from these agreements. In connection with these clinical trial agreements, the Company has recorded as research and development costs of $881,000, $1,575,000 and $465,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has also entered into licensing and OEM agreements to develop, manufacture and market drugs and devices for photodynamic therapy and other related uses. The agreements provide for the Company to receive or pay royalties at various rates. The Company has recorded royalty revenues of $234,000, $73,000 and $39,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

         In 1993, the Company entered into two separate strategic development letter agreements each of which provide for the co-development of medical catheters for use in certain photodynamic therapy applications and the option to negotiate a long-term license to market these devices. Reimbursements for preclinical funding of $27,000 and $60,000 were received in 1996 and 1995, respectively. No reimbursement revenues have been received or recorded for 1997.

         In 1994, the Company entered into a development and commercial supply agreement with Pharmacia & Upjohn to receive formulation and packaging services for one of the Company's drugs at specified prices. For the years ended December 31, 1997, 1996 and 1995, respectively, the Company paid $3,262,000, $2,596,000 and $830,000 and recorded as expense $2,872,000,
$2,505,000 and $1,685,000 primarily for drug formulation development cost. The agreement also requires the Company to pay an additional $400,000 if certain milestones are achieved.

         In July 1995, the Company entered into an exclusive development and licensing agreement with Pharmacia & Upjohn for the Company's leading proprietary photoselective drug. Under this agreement, the Company is entitled to receive funding for certain preclinical development and clinical trial costs, payments upon the achievement of certain milestones and royalties upon the commercial sale of drug products. In September 1995, the Company signed two supply contracts with Pharmacia & Upjohn which support the license agreement. The first agreement specifies the terms under which the Company will supply drug product for the ongoing clinical development and through to the commercial marketplace. Under the second agreement, the Company will manufacture and supply medical light devices for use with the drug product. In July 1996, the Company amended the license agreement to include an additional disease field and in December 1996, entered into an additional supply contract for devices under the new field. Terms of the amendment to the license agreement and the new supply contract are similar to existing agreements. For the years ended December 31, 1997 and 1996, the Company recorded license revenues of $1.9 million and $2.9 million, respectively, related to the billing for the reimbursement of clinical costs related to the Pharmacia & Upjohn license agreement of which $1.7 million and $2.0 million, respectively, are included in accounts receivable. No license revenues related to the agreement were recorded in 1995 as the billing for the reimbursement of clinical costs did not commence until 1996.

         Certain of the Company's research has been or is being funded in part by Small Business Innovation Research or National Institutes of Health grants. As a result of such funding, the United States Government has or will have certain rights in the technology developed which includes a non-exclusive, worldwide license under such inventions of any governmental purpose and the right to require the Company to grant an exclusive license under any of such intentions to a third party based on certain criteria. For the years ended December 31, 1997, 1996 and 1995, the Company has recorded income from grants of $146,000, $550,000 and $385,000, respectively.

         The Company is involved in certain claims and inquiries that are routine to its business. Legal proceedings tend to be unpredictable and costly. Based on currently available information, management believes that the resolution of pending claims, regulatory inquiries, and legal proceedings will not have a material adverse effect on the Company's operating results, financial position or liquidity position. See additional discussion of commitments at Note 11 of the Notes to Consolidated Financial Statements.

8.        LEASES

         The Company leases three buildings for a total monthly rental of $78,100. One of the leases was renewed in October 1997 and expires in October 2000. Each of the other two leases expire August 1999 and may be renewed for three years thereafter. The leases provide for annual rental increases based upon a consumer price index. In September 1997, the Company began to sublease a portion of one of its buildings to Ramus, an affiliate. The sublease agreement is for three years with rent based upon the percentage of square footage occupied. Sublease rental income from Ramus, which is approximately $3,800 per month, is netted against the Company's rent expense which is included in general and administrative expenses.

         Beginning in 1993, the Company entered into capital lease agreements for various research equipment. The leases are from one to five years and require equal monthly payments of principal and interest, with interest ranging from 10% to 14%. Amortization expense related to this capitalized leased equipment is included as depreciation expense. Accumulated amortization was $128,000 and $91,000 at December 31, 1997 and 1996, respectively. In connection with the leases, noncash fixed asset acquisitions were $75,000 for the year ended December 31, 1995. There were no non-cash fixed asset acquisitions made in 1997 and 1996.

         Future minimum lease payments as of December 31, 1997 are as follows:

                                            OPERATING LEASE       CAPITAL LEASES
                                            ---------------       --------------
 1998.....................................   $     960,000         $     21,000
 1999.....................................         489,000                   --
 2000.....................................          23,000                   --
 2001.....................................              --                   --
 2002.....................................              --                   --
                                            ---------------        -------------
 Total minimum lease payments.............   $   1,472,000               21,000
                                            ---------------
 Less amounts representing interest.......                                1,000
                                                                   -------------
 Present value of lease payments..........                         $     20,000
                                                                   -------------
                                                                   -------------

         Rent expense, net of sublease income, was $866,000, $504,000 and $216,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

9.       RELATED PARTY TRANSACTIONS

         A director of the Company is a founder, Chairman, President and Chief Executive Officer of a company which provides corporate financial consulting services in the areas of mergers and acquisitions, public and private financings, strategic planning and financial analysis. Both the consulting company and the director have been advisors to the Company since 1991 and have been involved in the Company's private and public financings from 1991 to the present. The consulting company was paid $45,800 in connection with the Company's initial public offering in 1995, $1,115,000 in connection with the Company's secondary offering in 1996 and $222,000 in connection with the Company's private equity placements in 1997. The Company recorded as expense $178,000, $224,000 and $53,000 for the years ended December 31, 1997, 1996 and 1995, respectively, in connection with ongoing consulting services provided by the company.

         In July 1996, a partner in a law firm used by the Company for outside legal counsel, was elected by the Board of Directors to serve as Secretary of the Company. The Company paid $131,000 in connection with legal services for the Company's initial public offering in 1995, $57,000 in connection with the Company's secondary offering in 1996 and $57,000 in connection with the Company's private equity placements in 1997. In connection with general legal services provided by the law firm, the Company recorded as expense $155,000, $116,000 and $191,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following is information concerning the fair value of each class of financial instrument at December 31, 1997:

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

11.      SUBSEQUENT EVENT

         In February 1998, the Company agreed to guaranty a term loan in the amount of $7,600,000 from a bank to a director of the Company. The loan is due and payable by July 31, 1999, or sooner upon an event of default (as defined in the loan agreement) bears interest at the bank's reference rate, minus .5% per annum payable quarterly, and is secured by all of the director's shares of the Company's Common Stock. In connection with the guaranty, the Company granted the bank a security interest in an account maintained at the bank and agreed, upon an event of default, to purchase the loan from the bank for a price generally equal to the then outstanding principal, plus accrued interest, fees and costs. In the event the Company purchases the loan, the director granted the Company the option to acquire all of his shares of Common Stock at a price equal to 50% of the 20-day average closing price, net of the loan repayment. The director also agreed to certain restrictions on the sale of such shares. Under the loan agreement and the guaranty, the director and the Company are subject to the maintenance of specified financial and other covenants.

                                                       INDEX TO EXHIBITS
                                                       -----------------
                                                                                                                     Incorporating
 Exhibit                                                                                                             Reference
 Number                                                     Description                                              (if applicable)
 -------                                                    -----------                                              ---------------
 3.1            Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant filed
                with the Delaware Secretary of State on September 12, 1997.                                          [F][3.1]
 3.2            Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant filed        [C][3.11]
                with the Delaware Secretary of  State on  July 24, 1995.
 3.3            Restated Certificate of Incorporation of the Registrant filed with the Delaware Secretary of         [B][3.1]
                State on December 14, 1994.
 3.4            Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the        [A][3.2]
                Delaware Secretary of State on March 17, 1994.
 3.5            Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the        [A][3.3]
                Delaware Secretary of State on October 7, 1992.
 3.6            Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the        [A][3.4]
                Delaware Secretary of State on November 21, 1991.
 3.7            Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the        [A][3.5]
                Delaware Secretary of State on September 27, 1991.
 3.8            Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the        [A][3.6]
                Delaware Secretary of State on December 20, 1989.
 3.9            Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the        [A][3.7]
                Delaware Secretary of State on August 11, 1989.
 3.10           Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the        [A][3.8]
                Delaware Secretary of State on July 13, 1989.
 3.11           Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on June    [A][3.9]
                16, 1989.
 3.12           Amended and Restated Bylaws of the Registrant.                                                       [F][3.12]
 4.1            Specimen Certificate of Common Stock.                                                                [B][4.1]
 4.2            Form of Convertible Promissory Note.                                                                 [A][4.3]
 4.3            Form of Indenture.                                                                                   [A][4.4]
 4.4            Special Registration Rights Undertaking.                                                             [A][4.5]
 4.5            Undertaking Agreement dated August 31, 1994.                                                         [A][4.6]
 4.6            Letter Agreement dated March 10, 1994.                                                               [A][4.7]
 4.7            Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                         [A][4.8]
 4.8            Form of $55 Common Stock Purchase Warrant.                                                           [E][4.1]
 4.9            Form of $60 Common Stock Purchase Warrant.                                                           [E][4.2]
 10.1           Amendment No. 5 to Employment Agreement dated as of January 1, 1997 between the Registrant and
                Gary S. Kledzik.*                                                                                    [G][10.1]
 10.2           Amendment No. 10 to Employment Agreement dated as of January 1, 1997 between the Registrant and
                David E. Mai.*                                                                                       [G][10.2]
 10.3           Amendment No. 3 to Employment Agreement dated as of January 1, 1997 between the Registrant and
                Daniel R. Doiron.*                                                                                   [G][10.3]
 10.4           Amendment No. 2 to Employment Agreement dated as of January 1, 1997 between the Registrant and
                John M. Philpott.*                                                                                   [G][10.4]
 10.5           Amended and Restated 1996 Stock Compensation Plan.*                                                  [H]
 10.6           PDT, Inc. 401(k)-Employee Stock Ownership Plan.*                                                     [I][10.2]
 10.7           Form of Non-employee Director Option Agreement.*                                                     [F][10.1]
 10.8           Form of Securities Purchase Agreement.                                                               [E][10.1]
 10.9           Form of Lock-Up Agreement.                                                                           [E][10.2]
 10.10          Form of Registration Rights Agreement.                                                               [E][10.3]
 11.1           Statement regarding computation of net loss per share.
 21.1           Subsidiaries of the Registrant.
 23.1           Consent of Independent Auditors.
 27.1           Financial Data Schedule.



[A]      Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on
         Form S-1 (File No. 33-87138).
[B]      Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 2 to the Registrant's
         Registration Statement on Form S-1 (File No. 33-87138).
[C]      Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1995, as amended on Form 10-Q/A dated December 6, 1995 (File No. 0-25544).
[D]      Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended September 30, 1996 (File No. 0-25544).
[E]      Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on
         Form S-3 (File No. 333-39905).
[F]      Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended September 30, 1997 (File No. 0-25544).
[G]      Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended March 31, 1997 (File No. 0-25544).
[H]      Incorporated by reference from the Registrant's 1996 Definitive Proxy Statement filed April 24, 1997.
[I]      Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-25544).
*        Management contract or compensatory plan or arrangement.

                                     66