Form 10-Q
period 1998-03-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 1998-05-15
CIK 933745

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at April 30, 1998
         -----                               -----------------------------
Common Stock, $.01 par value                          14,058,667

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----


Item 1.     CONSOLIDATED FINANCIAL STATEMENTS
            Consolidated balance sheets as of March 31, 1998 and
              December 31, 1997............................................................3
            Consolidated statements of operations for the three months ended
              March 31, 1998 and 1997......................................................4
            Consolidated statements of cash flows for the three months ended
              March 31, 1998 and 1997......................................................5
            Notes to consolidated financial statements ....................................6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS .........................................8


                           PART II. OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K...............................................12

            SIGNATURES.....................................................................12


PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                      March 31,          December 31,
                                                                                        1998                 1997
                                                                                 ------------------   ------------------
                                                                                     (Unaudited)

                                   Assets
Current assets:
   Cash and cash equivalents...............................................      $     37,389,000     $     55,666,000
   Investments in short-term marketable securities.........................            29,883,000           27,796,000
   Accounts receivable.....................................................             1,929,000            1,833,000
   Prepaid expenses and other current assets...............................               214,000              772,000
                                                                                 ------------------   ------------------
Total current assets.......................................................            69,415,000           86,067,000

Property, plant & equipment:
   Vehicles................................................................                28,000               28,000
   Furniture and fixtures..................................................             1,728,000            1,578,000
   Equipment...............................................................             4,003,000            3,752,000
   Leasehold improvements..................................................             3,323,000            3,071,000
   Capital lease equipment.................................................               184,000              184,000
                                                                                 ------------------   ------------------
                                                                                        9,266,000            8,613,000
   Accumulated depreciation and amortization...............................             3,467,000            2,886,000
                                                                                 ------------------   ------------------
                                                                                        5,799,000            5,727,000
Investment in affiliate....................................................               441,000              895,000
Patents and other assets...................................................               969,000              342,000
                                                                                 ------------------   ------------------
Total assets...............................................................      $     76,624,000     $     93,031,000
                                                                                 ==================   ==================


                   Liabilities and shareholders' equity
Current liabilities:
   Accounts payable........................................................      $      2,478,000     $      4,290,000
   Accrued payroll and expenses............................................             1,169,000            1,022,000
   Current portion of long-term obligations................................                    --                   --
   Current portion of capital lease obligations............................                 9,000               21,000
                                                                                 ------------------   ------------------
Total current liabilities..................................................             3,656,000            5,333,000

Shareholders' equity:
   Common stock, 50,000,000 shares authorized;
    14,094,723 and 13,952,847 shares
    issued and outstanding at March 31, 1998 and
    December 31, 1997, respectively........................................           164,715,000          170,451,000

   Notes receivable from officers..........................................            (1,161,000)                --
   Deferred compensation...................................................            (1,815,000)          (1,899,000)
   Accumulated deficit.....................................................           (88,771,000)         (80,854,000)
                                                                                 ------------------   ------------------
Total shareholders' equity.................................................            72,968,000           87,698,000
                                                                                 ------------------   ------------------
Total liabilities and shareholders' equity.................................      $     76,624,000     $     93,031,000
                                                                                 ==================   ==================

See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                               Three months ended March 31,
                                                                                1998                   1997
                                                                        -------------------   ---------------------

Revenues:
   Product sales.....................................................    $             --      $               --
   Grants, licensing and royalty income..............................             635,000                 291,000
                                                                         ------------------    --------------------
                                                                                  635,000                 291,000
Costs and expenses:
   Cost of goods sold................................................                  --                      --
   Research and development..........................................           6,318,000               3,866,000
   Selling, general and administrative...............................           3,047,000               2,264,000
   Loss in investment in affiliate...................................             454,000                 232,000
                                                                         ------------------    --------------------
Total costs and expenses.............................................           9,819,000               6,362,000

Loss from operations.................................................          (9,184,000)             (6,071,000)

Interest and other income (expense):
   Interest and other income.........................................           1,268,000                 636,000
   Interest expense..................................................              (1,000)                 (2,000)
                                                                         ------------------    --------------------
Total interest and other income......................................           1,267,000                 634,000
                                                                         ------------------    --------------------

Net loss.............................................................    $     (7,917,000)     $       (5,437,000)
                                                                         ==================    ====================
Net loss per share - basic and diluted...............................    $          (0.56)     $            (0.44)
                                                                         ==================    ====================
Shares used in computing net loss per share..........................          14,103,532              12,371,238
                                                                         ==================    ====================


See accompanying notes.

                                            MIRAVANT MEDICAL TECHNOLOGIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)


                                                                               Three months ended March 31,
                                                                                1998                    1997
                                                                         ------------------    ----------------------
Operating activities:
   Net loss..........................................................    $     (7,917,000)     $         (5,437,000)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization..................................             586,000                   212,000
      Amortization of deferred compensation..........................             646,000                   282,000
      Changes in operating assets and liabilities:
         Accounts receivable.........................................             (96,000)                 (220,000)
         Prepaid expenses and other assets...........................             (74,000)                 (459,000)
         Accounts payable and accrued payroll and expenses...........          (1,665,000)                 (369,000)
                                                                         -------------------    ---------------------
   Net cash used in operating activities.............................          (8,520,000)               (5,991,000)

Investing activities:
   Purchases of marketable securities ...............................         (12,008,000)              (17,067,000)
   Sales of marketable securities ...................................           9,921,000                17,100,000
   Investment in affiliate...........................................             454,000                   232,000
   Purchases of property, plant and equipment........................            (653,000)                 (122,000)
                                                                         -------------------    ----------------------
   Net cash provided by (used in) investing activities...............          (2,286,000)                  143,000

Financing activities:
   Proceeds from issuance of Common Stock, less issuance costs.......           2,670,000                   291,000
   Purchases of Common Stock.........................................          (8,968,000)                       --
   Loan payments to executive officers...............................          (1,161,000)                       --
   Payments of capital lease obligations.............................             (12,000)                  (11,000)
   Payments of long term obligations.................................                  --                   (14,000)

                                                                           ----------------      -------------------
   Net cash provided by (used in) financing activities...............          (7,471,000)                  266,000

   Net decrease in cash and cash equivalents.........................         (18,277,000)               (5,582,000)
   Cash and cash equivalents at beginning of period..................          55,666,000                31,498,000
                                                                         -------------------   ----------------------
   Cash and cash equivalents at end of period........................    $     37,389,000      $         25,916,000
                                                                         ===================   ======================

Supplemental disclosures:
   State taxes paid..................................................    $         59,000      $             55,000
                                                                         ===================   ======================
   Interest paid.....................................................    $          1,000      $              3,000
                                                                         ===================   =======================

See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation

      The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at March 31, 1998, and for the three month periods ended March 31, 1998 and 1997, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.    Notes Receivable from Officers

      In December 1997, the Compensation Committee of the Board of Directors recommended and subsequently approved an equity loan program in varying amounts for the Company's Chief Executive Officer, President and Chief Financial Officer. The notes, which accrue interest at a fixed rate of 5.8% and are payable in five years, were awarded specifically for the purpose of exercising options to acquire the Company's Common Stock and for paying the related option exercise price and payroll taxes. The notes are collateralized by the underlying shares acquired upon exercise. As of March 31, 1998, the loans had been fully utilized by each of the officers and the related notes have been classified as a reduction of shareholders' equity.

 3.   Commitments and Contingencies

      In February 1998, the Company agreed to guaranty a term loan in the amount of $7,600,000 from a bank to a director of the Company. The loan is due and payable on July 31, 1999, or sooner upon an event of default (as defined in the loan agreement), bears interest at the bank's reference rate, minus .5% per annum, payable quarterly, and is collateralized by all of the director's shares of the Company's Common Stock. In connection with the guaranty, the Company granted the bank a security interest in an account maintained at the bank and agreed, upon an event of default, to purchase the loan from the bank for a price generally equal to the then outstanding principal, plus accrued interest, fees and costs. In the event the Company purchases the loan, the director granted the Company the option to acquire all of his shares of Common Stock at a price equal to 50% of the 20-day average closing price, net of the loan repayment. The director also agreed to certain restrictions on the sale of such shares. Under the loan agreement and the guaranty, the director and the Company are subject to the maintenance of specified financial and other covenants. In conjunction with the guaranty of this loan, the director paid the Company a transaction fee of $152,000, which was paid in shares of the Company's Common Stock and is included in other income for the period ended March 31, 1998.

4.    Per Share Data

      The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which supersedes Accounting Principles Board Opinion No. 15 and which is effective for all periods ending after December 31, 1997. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Common stock equivalent shares from stock options and warrants have been excluded from this computation as their effect is antidilutive. All previously stated earnings per share amounts conform to the new SFAS No. 128 requirements.

      Basic loss per common share for the quarters ended March 31, 1998 and 1997 were computed by dividing the net loss by the weighted average shares outstanding during the period in accordance with SFAS No. 128. Since the effect of the assumed exercise of stock options and other convertible securities was antidilutive, basic and diluted loss per share as presented on the consolidated statements of operations are the same.

5.    New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity such as unrealized gains on available-for-sale securities that are not included in net income. This statement requires that an enterprise:
      (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the balance sheet. While SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997, it had no material impact on the Company's results of operations or related disclosures for the three months ended March 31, 1998 and 1997.

      Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which is also effective beginning in 1998, requires the disclosure of financial information on operating segments on the basis used by management in evaluating segment performance and deciding how to allocate resources.
      While the Company does not anticipate that SFAS No. 131 will have a material impact on its financial reporting and disclosures, any changes, if any, will first be reflected in the Company's 1998 Annual Report on Form 10-K.

6.   Subsequent Event

     In April 1998, the Company entered into a revolving credit agreement with its affiliate, Ramus Medical Technologies ("Ramus"), pursuant to which the Company shall from time to time make loans to Ramus in an aggregate outstanding principal amount not to exceed at any one time $2 million. The unpaid principal amount of the loans, which are to be used to fund Ramus' clinical trial and operating costs, accrues interest at a variable rate (7.35% as of March 31, 1998) based on the Company's bank rate and matures approximately one and a half years after the completion by Ramus of its first surgical implant in a human involving coronary artery bypass surgery in a formally conducted clinical trial. The loans are evidenced by a promissory note, the balance of which shall be convertible under certain circumstances at the option of the Company into shares of Ramus stock. Upon the occurrence of specified milestones, the credit agreement provides for the issuance to the Chief Executive Officer of Ramus a warrant to purchase 10,000 shares of the Company's Common Stock. If issued, the warrant will be exercisable at a price generally equal to the average closing price of the Common Stock over the twenty consecutive trading days immediately prior to the date of issuance. As of April 30, 1998, Ramus had borrowed $500,000 under the credit agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although Miravant Medical Technologies (the "Company") believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the early stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to the Company's business, the unproven safety and efficacy of the Company's drug and device products, the Company's significant additional financing requirements, the uncertainty of future capital funding, the highly competitive environment of the international pharmaceuticals and medical device industries and the presence of a number of competitors with significantly greater financial, technical and other resources and extensive operating histories, the Company's potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, the Company's dependence upon a limited number of key personnel and consultants, the Company's significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in the Company's report on Form 10-K for the year ended December 31, 1997.

GENERAL

         Since its inception, the Company has been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), the Company's proprietary technologies for photodynamic therapy. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $88.8 million as of March 31, 1998. The Company expects to continue to incur substantial and increasing operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

         The Company's revenues generally primarily reflect income earned from licensing agreements, contracts, grants, and medical device products. For the quarter ended March 31, 1998, the Company's revenues were generated from clinical reimbursements and royalties from licensing agreements and revenues from grants. Device product sales represent limited sales of PhotoPoint devices (e.g. light producing devices and light delivery and measurement devices), sold both domestically and internationally, to researchers and an OEM distributor. To date, the Company has received no revenue from the sale of drug products, and the Company is not permitted to engage in commercial sales of drugs or devices until such time, if ever, as the Company receives requisite regulatory approvals. As a result, the Company does not expect to record significant product sales until such approvals are received.

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

         The Company is currently conducting clinical trials in oncology and ophthalmology. In dermatology, the Company is continuing to perform additional preclinical studies as required by the Federal Drug Administration (FDA) Division of Dermatology for the non life-threatening disorder of basal cell carcinoma (BCC). Based upon an evaluation of all the criteria of the FDA Division of Dermatology and various economic and development factors, including cost, reimbursement, the available alternative therapies for this disorder and the development of topical and other formulations for its PhotoPoint drugs, the Company may or may not elect to further develop PhotoPoint procedures for BCC.

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

         Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of the variable stock options covering 400,000 shares of Common Stock. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable options and therefore alleviates the impact of deferred compensation fluctuating in future periods based on changes in the per share market value from period to period. As of March 31, 1998, options covering 302,500 shares with an exercise price of $34.75 per share have vested and options covering 75,000 shares have been canceled. The remaining unvested shares will vest in the years 1998 through 2000.

RESULTS OF OPERATIONS

         The following table provides a summary of the Company's revenues for the three months ended March 31, 1998 and 1997:


                                                              THREE MONTHS ENDED MARCH 31,
                                                               1998                  1997
                                                          --------------          -------------
CONSOLIDATED REVENUES
---------------------
   Product sales...............................           $        --             $       --
   Grants and contracts........................               141,000                     --
   Royalties...................................                49,000                 66,000
   License.....................................               445,000                225,000
                                                          --------------          -------------
   Total revenue...............................           $   635,000             $  291,000
                                                          ==============          =============

         REVENUES. For the three months ended March 31, 1998, revenues increased to $635,000 from $291,000 for the three months ended March 31, 1997. The increase is related to an increase in license revenues to $445,000 for the period from $225,000 for the same period in 1997. License revenue represents the billing for the specific reimbursement of clinical costs in conjunction with the license agreement entered into in July 1995 with Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"). Additionally, the Company recorded revenues of $141,000 associated with two on-going grants initially received in the third quarter of 1997. There were no active grants or grant revenue recorded during the first three months of 1997. The Company anticipates recording license income for the specific reimbursement of clinical costs throughout 1998. The level of such license, grant and royalty income is likely to fluctuate materially from period to period and in the future depending on the amount of clinical costs incurred and/or reimbursed and the extent of development activities under the Pharmacia & Upjohn license agreement, the amount of grant income awarded and expended and the amount of device products sold by Laserscope, pursuant to a license agreement entered into in 1992 which provides royalties from the sale of the Company's previously designed device products.

         COST OF GOODS SOLD. Reflective of the Company's decision to allocate its manufacturing resources to supporting its preclinical and clinical testing and decrease in custom device order activity, the Company did not incur any cost of goods sold for the three months ended March 31, 1998 and March 31, 1997. The Company expects gross margins to be insignificant until the Company commences commercial sales of its products.

         RESEARCH AND DEVELOPMENT. The Company's research and development expenses for the three months ended March 31, 1998 increased to $6.3 million from $3.9 million for the three months ended March 31, 1997. The increase in research and development expenses relates primarily to costs associated with the screening and treatment of qualified individuals for participation in the clinical trials, the preparation for the Company's first New Drug Application
(NDA) filing for cutaneous metastatic breast cancer, currently anticipated to be filed in 1998, and the preclinical work associated with the development of existing and new compounds, formulations and clinical programs. In addition, research and development expenses continue to increase in conjunction with the Company's progression through the various stages of preclinical and clinical trials and the increased costs associated with the purchase of raw materials and supplies for the production of clinical devices and drug product for use in these preclinical and clinical trials. The Company anticipates future research and development expenses to increase as the Company continues to prepare for its NDA filing and expands its research and development programs, which includes the increased hiring of personnel and continued expansion of preclinical and clinical testing. See "--General."

         SELLING, GENERAL AND ADMINISTRATIVE. The Company's selling, general and administrative expenses for the three months ended March 31, 1998 increased to $3.0 million from $2.3 million for the three months ended March 31, 1997. Selling, general and administrative costs increased for the first three months of 1998 as compared to the same period in 1997 as a result of (i) the increase in costs associated with professional services received from financial consultants, attorneys, and public and media relations and (ii) payroll and overhead costs due to the addition of administrative and corporate personnel. The Company expects future selling, general and administrative expenses to continue to grow as a result of the increased support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and financial consultants and general corporate matters, as well as the other factors described above.

         LOSS IN INVESTMENT IN AFFILIATE. For the three months ended March 31, 1998 and 1997, the Company recorded as expense $454,000 and $232,000, respectively, in connection with its investment in Ramus Medical Technologies in December 1996. The amounts recorded represent the full amount of the affiliate's losses for the quarters ended March 31, 1998 and 1997. The affiliate's losses from operations are expected to be ongoing throughout 1998 and beyond, and the level of such losses are expected to fluctuate depending on research and development activities and preclinical and clinical trial progress.

         INTEREST AND OTHER INCOME. For the three months ended March 31, 1998, net interest and other income increased to $1.3 million compared to net interest and other income of $634,000 for the three months ended March 31, 1997. The increase in net interest and other income resulted primarily from the investment of proceeds received from the Company's private equity offering in September 1997. Additionally, the Company also recorded as other income $152,000 as a transaction fee for the guaranty of a loan to one of its directors. The transaction fee was paid in the form of the Company's Common Stock which will be retired.
         The Company does not believe that inflation has had a material impact on its results of operations.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception through March 31, 1998, the Company has accumulated a deficit of approximately $88.8 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of common and preferred stock, private placements of convertible notes and short term notes, its initial public offering, Pharmacia & Upjohn's purchase of Common Stock and a secondary public offering. As of March 31, 1998, the Company had received proceeds from the sale of equity securities and convertible notes of approximately $181.5 million. The Company has available a $1.0 million bank line of credit which has a variable rate of interest based on the bank's lending rate (7.35% as of March 31, 1998), which expires on January 31, 1999, and is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions, including a prohibition on the payment of dividends. The Company presently has no outstanding borrowings under the bank line of credit.

         In connection with the licensing agreement with Pharmacia & Upjohn, the Company has recorded as license income the reimbursement of clinical costs of $445,000 for the three months ended March 31, 1998. The Company anticipates recording license income for the specific reimbursement of clinical costs throughout the remainder of 1998.

         For the first three months of 1998, the Company required cash for operations of approximately $8.5 million compared to $6.0 million for the same period in 1997. The increase in cash used in operations was primarily due to an increase in operating activities associated with the continued expansion of preclinical and clinical testing, the increase in research and development programs and personnel, the reduction of accounts payable and the increase in general corporate activities. For the first three months of 1998, the Company required cash from its financing activities of approximately $7.5 million as compared to net cash received from financing activities of $266,000 for the same period in 1997. The increase in cash used in financing activities is primarily related to the repurchase made by the Company of its Common Stock and the issuance of the executive equity loans during the first three months of 1998.

         The Company invested a total of $653,000 in property, plant and equipment during the first three months of 1998 compared to $122,000 during the same period in 1997. During 1996, the Company entered into two new lease agreements for additional facilities. The addition of these new facilities increased the Company's equipment costs due to the expansion of its laboratories and office space and the purchase of equipment for this new space. The Company expects to continue to purchase property and equipment in the future as the Company expands its preclinical, clinical and research and development activities. Since inception, the Company has entered into capital lease agreements for approximately $184,000 of equipment, consisting primarily of laboratory equipment. The Company expects to continue to lease equipment from time to time as needed, when and if financing resources become available at acceptable terms to the Company.

         The Company's capital funding requirements will depend on numerous factors, including the progress and magnitude of the Company's research and development programs and preclinical testing and clinical trials, the time involved in obtaining regulatory approvals, the cost involved in filing and maintaining patent claims, technological advances, competitor and market conditions, the ability of the Company to establish and maintain collaborative arrangements, the cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements.

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


                                           Miravant Medical Technologies




Date:    May 14, 1998                      By: /s/ John M. Philpott
                                               --------------------
                                               John M. Philpott
                                               Chief Financial Officer
                                               (on behalf of the Company and as
                                               Principal Financial Officer and
                                               Principal Accounting Officer)




                                INDEX TO EXHIBITS
                                                                                                           Incorporating
Exhibit                                                                                                    Reference
Number                                                Description                                          (if applicable)
-------                                               -----------                                          ---------------
3.1           Certificate  of Amendment of the Restated  Certificate of  Incorporation  of the Registrant
              filed with the Delaware Secretary of State on September 12, 1997.                            [E][3.1]
3.2           Certificate  of Amendment of the Restated  Certificate of  Incorporation  of the Registrant  [C][3.11]
              filed with the Delaware Secretary of  State on  July 24, 1995.
3.3           Restated  Certificate of Incorporation of the Registrant filed with the Delaware  Secretary  [B][3.1]
              of State on December 14, 1994.
3.4           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.2]
              the Delaware Secretary of State on March 17, 1994.
3.5           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.3]
              the Delaware Secretary of State on October 7, 1992.
3.6           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.4]
              the Delaware Secretary of State on November 21, 1991.
3.7           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.5]
              the Delaware Secretary of State on September 27, 1991.
3.8           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.6]
              the Delaware Secretary of State on December 20, 1989.
3.9           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.7]
              the Delaware Secretary of State on August 11, 1989.
3.10          Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.8]
              the Delaware Secretary of State on July 13, 1989.
3.11          Certificate of Incorporation  of the Registrant filed with the Delaware  Secretary of State  [A][3.9]
              on June 16, 1989.
3.12          Amended and Restated Bylaws of the Registrant.                                               [E][3.12]
4.1           Specimen Certificate of Common Stock.                                                        [B][4.1]
4.2           Form of Convertible Promissory Note.                                                         [A][4.3]
4.3           Form of Indenture.                                                                           [A][4.4]
4.4           Special Registration Rights Undertaking.                                                     [A][4.5]
4.5           Undertaking Agreement dated August 31, 1994.                                                 [A][4.6]
4.6           Letter Agreement dated March 10, 1994.                                                       [A][4.7]
4.7           Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                 [A][4.8]
4.8           Form of $55 Common Stock Purchase Warrant.                                                   [D][4.1]
4.9           Form of $60 Common Stock Purchase Warrant.                                                   [D][4.2]
10.1          Amendment No. 6 dated as of January 1, 1998 to Employment  Agreement between the Registrant and Gary S. Kledzik.*
10.2          Amendment  No.  11  dated  as of  January  1,  1998 to  Employment  Agreement  between  the
              Registrant and David E. Mai.*
10.3          Amendment No. 3 dated as of January 1, 1998 to Employment  Agreement between the Registrant and John M. Philpott.*
10.4          Security Agreement dated February 17, 1998 between the Registrant and Sanwa Bank.
10.5          Continuing Guaranty dated February 17, 1998 between the Registrant and Sanwa Bank.
10.6          Addendum to Continuing  Guaranty  dated  February 17, 1998 between the Registrant and Sanwa
              Bank.
10.7          Indemnification  Agreement  dated  February 27, 1998 between the  Registrant and Michael D.
              Farney.
11.1          Statement regarding computation of net loss per share.
27.1          Financial Data Schedule.

-------------------------------------------

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
