Form 10-Q
period 1998-06-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 1998-08-14
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at July 31, 1998
         -----                                   ----------------------------
Common Stock, $.01 par value                           13,980,683

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                               Page
                                                                                               ----



Item 1.        Consolidated Financial Statements
               Consolidated balance sheets as of June 30, 1998 and
                    December 31, 1997..........................................................3
               Consolidated statements  of operations for the three months ended
                    June  30, 1998  and  1997,  and  for  the six  months  ended
                    June 30, 1998 and 1997.....................................................4
               Consolidated statements of cash flows for  the six  months  ended
                    June 30, 1998 and 1997.....................................................5
               Notes to consolidated financial statements .....................................6


Item 2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .......................................9


                           PART II. OTHER INFORMATION


Item 4.        Submission of Matters to a Vote of Security Holders.............................14


Item 5.        Other Information...............................................................14


Item 6.        Exhibits and Reports on Form 8-K................................................14

               Signatures......................................................................15


PART I. FINANCIAL INFORMATION




ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                              MIRAVANT MEDICAL TECHNOLOGIES
                                               CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,           December 31,
                                                                                        1998                 1997
                                                                                 ------------------   ------------------
                                                                                     (Unaudited)

                                   Assets
Current assets:
   Cash and cash equivalents...............................................      $     26,909,000     $     55,666,000
   Investments in short-term marketable securities.........................            26,596,000           27,796,000
   Accounts receivable.....................................................               473,000            1,833,000
   Prepaid expenses and other current assets...............................               550,000              772,000
                                                                                 ------------------   ------------------
Total current assets.......................................................            54,528,000           86,067,000

Property, plant & equipment:
   Vehicles................................................................                28,000               28,000
   Furniture and fixtures..................................................             1,705,000            1,578,000
   Equipment...............................................................             4,274,000            3,752,000
   Leasehold improvements..................................................             4,059,000            3,071,000
   Capital lease equipment.................................................               184,000              184,000
                                                                                 ------------------   ------------------
                                                                                       10,250,000            8,613,000
   Accumulated depreciation and amortization...............................             4,129,000            2,886,000
                                                                                 ------------------   ------------------
                                                                                        6,121,000            5,727,000

Investments in affiliates..................................................             4,476,000              895,000
Loan to affiliate, net of reserve of $500,000 at June 30, 1998.............                    --                   --
Patents and other assets...................................................               987,000              342,000
                                                                                 ------------------   ------------------
Total assets...............................................................      $     66,112,000     $     93,031,000
                                                                                 ==================   ==================

                   Liabilities and shareholders' equity
Current liabilities:
   Accounts payable........................................................      $      3,883,000     $      4,290,000
   Accrued payroll and expenses............................................               724,000            1,022,000
   Current portion of capital lease obligations............................                 5,000               21,000
                                                                                 ------------------   ------------------
Total current liabilities..................................................             4,612,000            5,333,000

Shareholders' equity:
   Common stock, 50,000,000 shares authorized;
   14,056,172 and 13,952,847 shares
   issued and outstanding at June 30, 1998 and
   December 31, 1997, respectively........................................            164,129,000          170,451,000
   Notes receivable from officers..........................................            (1,178,000)                  --
   Deferred compensation...................................................            (3,616,000)          (1,899,000)
   Accumulated deficit.....................................................           (97,835,000)         (80,854,000)
                                                                                 ------------------   ------------------
Total shareholders' equity.................................................            61,500,000           87,698,000
                                                                                 ------------------   ------------------
Total liabilities and shareholders' equity.................................      $     66,112,000     $     93,031,000
                                                                                 ==================   ==================

See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three months ended June 30,                Six months ended June 30,
                                                         1998                 1997                  1998               1997
                                                   ------------------- -----------------     -----------------  -----------------

Revenues:
   Grants, licensing and royalty income........    $      1,331,000    $        433,000       $     1,966,000     $      724,000
                                                   -----------------   -----------------      -----------------   -----------------
                                                          1,331,000             433,000             1,966,000            724,000
Costs and expenses:
   Research and development....................           8,346,000           4,364,000            14,664,000          8,230,000
   Selling, general and administrative.........           2,535,000           2,006,000             5,582,000          4,270,000
   Loss in investment in affiliate.............             441,000             240,000               895,000            472,000
                                                  -------------------   -----------------     -----------------  -----------------
Total costs and expenses.......................          11,322,000           6,610,000            21,141,000         12,972,000

Loss from operations...........................          (9,991,000)         (6,177,000)          (19,175,000)       (12,248,000)

Interest and other income (expense):
   Interest and other income...................             927,000             443,000             2,195,000          1,079,000
   Interest expense............................                  --              (2,000)               (1,000)            (4,000)
                                                  -------------------   -----------------      ----------------  -----------------
Total interest and other income................             927,000             441,000             2,194,000          1,075,000
                                                  -------------------   -----------------     -----------------  -----------------
Net loss.......................................   $      (9,064,000)    $    (5,736,000)          (16,981,000)    $  (11,173,000)
                                                  ===================   =================      ================  =================
Net loss per share - basic and diluted.........   $           (0.64)    $         (0.46)                (1.20)    $        (0.90)
                                                  ===================   =================      ================  =================
Shares used in computing net loss per share....          14,104,004          12,365,451            14,102,940         12,368,328
                                                  ===================   =================     =================  =================



See accompanying notes.

                                              MIRAVANT MEDICAL TECHNOLOGIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)



                                                                                 Six months ended June 30,
Operating activities:                                                           1998                    1997
                                                                        -------------------   -----------------------
   Net loss..........................................................    $   (16,981,000)      $        (11,173,000)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization..................................          1,309,000                    450,000
      Amortization of deferred compensation..........................          1,507,000                    611,000
      Reserve for loan receivable from affiliate.....................            500,000                         --
      Changes in operating assets and liabilities:
         Accounts receivable.........................................          1,360,000                  1,593,000
         Prepaid expenses and other assets...........................           (489,000)                  (676,000)
         Accounts payable and accrued payroll and expenses...........           (705,000)                  (138,000)
                                                                        -------------------   -----------------------
   Net cash used in operating activities.............................        (13,499,000)                (9,333,000)

Investing activities:
   Purchases of marketable securities ...............................         (8,700,000)               (25,727,000)
   Sales of marketable securities ...................................          9,900,000                 25,000,000
   Investments in affiliates.........................................         (2,105,000)                   472,000
   Purchases of property, plant and equipment........................         (1,637,000)                  (586,000)
                                                                        -------------------   -----------------------
   Net cash used in investing activities.............................         (2,542,000)                  (841,000)

Financing activities:
   Proceeds from issuance of Common Stock, less issuance costs.......          2,930,000                    612,000
   Purchases of Common Stock.........................................        (13,952,000)                (4,316,000)
   Payments of executive officer notes...............................         (1,178,000)                        --
   Payments of loan to affiliate.....................................           (500,000)                        --
   Payments of capital lease obligations.............................            (16,000)                   (22,000)
   Payments of long term obligations.................................                  --                   (28,000)
                                                                       -------------------   -----------------------
   Net cash used in financing activities.............................        (12,716,000)                (3,754,000)

   Net decrease in cash and cash equivalents.........................        (28,757,000)               (13,928,000)
   Cash and cash equivalents at beginning of period..................         55,666,000                 31,498,000
                                                                        -------------------   -----------------------
   Cash and cash equivalents at end of period........................    $    26,909,000       $         17,570,000
                                                                        ===================   =======================

Supplemental disclosures:
   Cash paid for:

     State taxes.....................................................    $       111,000       $             80,000
                                                                        ===================   =======================
     Interest .......................................................    $         1,000       $              5,000
                                                                        ===================   =======================
   Non-cash investing activities:

    Investment in affiliate from issuance of Common Stock............    $     1,476,000       $                 --
                                                                        ===================   =======================

See accompanying notes.


                          MIRAVANT MEDICAL TECHNOLOGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation

      The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.    Accounting Policies

      Investments in Affiliates

      Investments in affiliates, owned more than 20% but not in excess of 50%, where the Company is not deemed to be able to exercise controlling influence, are recorded under the equity method. Investments in affiliates, owned less than 20% where the Company is not deemed to be able to exercise controlling influence, are recorded under the cost method. Under the equity method, investments are carried at acquisition cost and adjusted for the proportionate share of the affiliates' earnings or losses. Under the cost method, investments are carried at acquisition cost and written down only to the extent dividends received are in excess of cumulative share of earnings or if a significant decline in the market value of the investment is determined to be other than temporary.

      In December 1996, the Company purchased a 33% equity interest in Ramus Medical Technologies ("Ramus") for $2 million. The Company has recorded 100% of Ramus' loss to the extent of the investment made by the Company. Under the accounting policy noted above, the investment in Ramus has been fully offset by their losses as of June 30, 1998 and was $895,000 at December 31, 1997.

3.    Investments in Affiliates

      In June 1998, the Company purchased a 9% equity interest in Xillix Technologies Corp. ("Xillix") for $5 million. The investment was made in the form of $3 million in cash and $2 million in restricted Miravant Common Stock at a premium price to current market. The investment recorded in the consolidated financial statements of $4.5 million represents cash of $3 million and the fair market value on the date of the agreement of 58,909 shares of Common Stock of $25.06 per share or $1.5 million. The investment will be accounted for under the cost method. In conjunction with the investment, the Company also entered into an exclusive strategic alliance agreement with Xillix to co-develop proprietary systems incorporating PhotoPoint(TM) and Xillix's fluorescence imaging technology for diagnosing and treating early stage cancer and pre-malignant tissues. The agreement provides that both companies will own co-developed products and will share the research and development costs associated with the development program. Xillix will receive drug royalty payments from Miravant based on the sale of the Company's drugs used in conjunction with the co-developed technology.

 4.   Loan to Affiliate

      In April 1998, the Company entered into a revolving credit agreement with its affiliate, Ramus, pursuant to which the Company, at the request of Ramus, shall from time to time make loans to Ramus in an aggregate outstanding principal amount not exceeding at any one time $2 million. The unpaid principal amount of the loans, which are to be used to fund Ramus' clinical trial and operating costs, accrues interest at a variable rate (7.35% as of June 30, 1998) based on the Company's bank rate, and matures approximately one and a half years after the completion by Ramus of its first surgical implant in a human involving coronary artery bypass surgery in a formally conducted clinical trial. The loans are evidenced by a promissory note, the balance of which shall be convertible under certain circumstances at the option of the Company into shares of Ramus stock. Additionally, under the terms of the revolving credit agreement and upon the occurrence of specified milestones, the Company issued a warrant to purchase 10,000 shares of the Company's Common Stock to the Chief Executive Officer of Ramus at a price equal to the average closing price of the Common Stock over the twenty consecutive trading days immediately prior to the date of issuance. As of June 30, 1998, Ramus had borrowed $500,000 under the revolving credit agreement. The Company has established a reserve for the entire outstanding balance of the loan receivable at June 30, 1998.

5.    Shareholders' Equity

      Effective June 30, 1998, the Company entered into an Amendment Agreement with the purchasers of 900,000 shares under the Securities Purchase Agreement dated September 22, 1997. Included among the provisions of the Amendment Agreement is a change in the price protection provisions which originally required the Company to issue additional shares or pay cash to the purchasers to the extent that the 30 day average closing price of the Company's Common Stock prior to September 22, 1998 was less than the original $50.00 per share purchase price. Under the Amendment Agreement, the Company's obligation under the price protection provisions relating to the 900,000 shares is now spread out over an eight month period beginning August 1, 1998 and ending March 1, 1999, and is determined by the difference between the original purchase price and the 30 day average closing bid price of the Common Stock on the first day of each month beginning August 1 and ending March 1 (each a "measurement date"). The total number of additional shares that can be issued to fulfill this price protection obligation has been limited to 900,000 shares with any remaining balance to be paid in cash. Additionally, the Company also has the option to repurchase all or a part of the purchasers' shares at the original closing price of $50.00 per share and thus eliminate all of the purchasers' rights, including the price protection provisions, under both the Amendment Agreement and the Securities Purchase Agreement.

      Under the Amendment Agreement, the exercise price of the original warrants issued to these purchasers under the Securities Purchase Agreement has been reduced to $35.00 and under certain limited circumstances, the Company has the right to redeem the warrants. Furthermore, the lock-up agreement was amended to provide that, if the Company does not repurchase the Common Stock, 1/8th of the shares and original warrant shares will be released from the lock up on each measurement date. In addition, if the Company does not repurchase all of the purchasers' original 900,000 shares within sixty (60) days of the closing of the Amendment Agreement, the Company has agreed to issue an additional 450,000 warrants to the purchasers at an exercise price of $35.00 per share within five business days of March 1, 1999 or the earlier termination of the lock-up agreement.

6.    Per Share Data

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

      Basic loss per common share for the quarters ended June 30, 1998 and 1997 were computed by dividing the net loss by the weighted average shares outstanding during the period in accordance with SFAS No. 128. Since the effect of the assumed exercise of stock options and other convertible securities was antidilutive, basic and diluted loss per share as presented on the consolidated statements of operations are the same.

7.    Subsequent Events

      Common Stock Purchase Commitment

      On July 28, 1998, in accordance with the Amendment Agreement dated June 30, 1998, the Company repurchased the 225,000 shares subject to the price protection provisions of the Amendment Agreement for both the August 1 and September 1, 1998 measurement dates. This repurchase eliminated the Company's obligation to issue additional shares or pay cash under the amended price protection provisions with respect to the repurchased shares. Although the Company maintains the right, it is under no obligation nor has it notified the parties of its intent to repurchase any or all of the remaining shares. The repurchased shares will be retired by the Company.

      Lease Commitment

      In July 1998, the Company entered into a lease for approximately 27,400 square feet of primarily office space. The current base rent for this lease is approximately $34,250 per month. The lease expires in October 2003 and provides for rent to be adjusted annually based on increases in the consumer price index. The lease also provides the Company with the ability to sublet all or a portion of the property. The leased property is located in a business park and is subject to a master lease.

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

General

         Since its inception, the Company has been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint, the Company's proprietary technologies for photodynamic therapy. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $97.8 million as of June 30, 1998. The Company expects to continue to incur substantial and increasing operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

         The Company's revenues generally primarily reflect income earned from licensing agreements, grants and license royalties from the sale of medical device products. For the quarter ended June 30, 1998, the Company's revenues were generated from clinical reimbursements, royalties from device licensing agreements and revenue from grants. To date, the Company has received no revenue from the sale of drug products, and the Company is not permitted to engage in commercial sales of drugs or devices until such time, if ever, as the Company receives requisite regulatory approvals. As a result, the Company does not expect to record significant product sales until such approvals are received.

         Until the Company commercializes its product(s), the Company expects revenues to continue to be attributable to licensing agreements, grants and license royalties from the sale of medical device products. The Company anticipates that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, the continued support from its collaborative partners, the Company's ability to successfully manufacture, market and distribute its drug and device products and/or the establishment of collaborative arrangements for the manufacturing, marketing and distribution of its products. The Company anticipates its operating activities will result in substantial net losses for several more years.

         The Company is currently conducting clinical trials in oncology and ophthalmology. In dermatology, the Company is investigating topical formulations of its photoselective drugs. Based upon the outcome of these studies and various economic and development factors, including cost, reimbursement and the available alternative therapies, the Company may or may not elect to further develop PhotoPoint procedures in oncology, ophthalmology, dermatology or in any other indications.

         In June 1998, the Company and Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") amended the development and funding provisions of their previously executed Purlytin(TM) license agreements discussed below. Under the amended ophthalmology agreement, the Company will conduct all preclinical and U.S.
clinical trials and will be reimbursed by Pharmacia & Upjohn for all out-of-pocket expenses incurred, provided that the trials are conducted in accordance with the agreement. Pharmacia & Upjohn will conduct all international clinical trials in ophthalmology. Under the amended agreement for the fields of oncology and urology, the Company will conduct all preclinical and clinical trials and will receive up to $20 million over the next two years, to be paid quarterly, for the reimbursement of direct and indirect costs incurred and the achievement of specified milestones. Under both of the amended agreements, Pharmacia & Upjohn will also pay the Company royalties on product sales.

         The Company has awarded, and may award in the future, stock options that vest upon the achievement of certain milestones. Under Accounting Principles Board Opinion No. 25 ("APB No. 25"), such options are accounted for as variable stock options. As such, until the milestone is achieved (but only after it is determined to be probable), deferred compensation is recorded in an amount equal to the difference between the fair market value of the Common Stock on the date of determination less the option exercise price and is adjusted from period to period to reflect changes in the market value of the Common Stock. Deferred compensation, as it relates to a particular milestone, is amortized over the period between when achievement of the milestone becomes probable and when the milestone is estimated to be achieved. Amortization of deferred compensation could result in significant additional compensation expense being recorded in future periods based on the market value of the Common Stock from period to period.

         Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of variable stock options covering 400,000 shares of Common Stock. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable options and therefore alleviates the impact of deferred compensation fluctuating in future periods based on changes in the per share market value from period to period. As of June 30, 1998, options covering 302,500 shares with an exercise price of $34.75 per share have vested and options covering 75,000 shares have been canceled. The remaining unvested shares will vest in the years 1998 through 2000.

         In December 1997, the Company provided equity loans to certain executive officers to be used to exercise options to acquire the Company's Common Stock and pay for the related option exercise price and payroll taxes. The notes accrue interest at a fixed rate, are payable in five years and are collateralized by the underlying shares acquired upon exercise. Under APB No. 25 and related interpretations, such notes are required to be accounted for as deferred compensation. The deferred compensation is determined as the difference between the fair market value of the Common Stock on the date of exercise less the option exercise price. As of June 30, 1998, the deferred compensation will be amortized over the five-year term of the notes at $135,000 per quarter.

Results of Operations

         The following table provides a summary of the Company's revenues for the three and six months ended June 30, 1998 and 1997:


                                        Three months ended June 30,                 Six months ended June 30,
                                        1998                1997                    1998                 1997
                                   -----------------   ------------------      -----------------    -----------------

Consolidated Revenues
---------------------

Grants and contracts...........    $      197,000      $            --          $     338,000       $         --
Royalties......................            84,000               58,000                133,000            124,000
License........................         1,050,000              375,000              1,495,000            600,000
                                   -----------------   -----------------        -----------------   -----------------

Total revenue.................     $    1,331,000      $       433,000          $   1,966,000       $    724,000
                                   =================   =================        =================   =================



         Revenues. For the three months ended June 30, 1998, revenues increased to $1.3 million from $433,000 for the three months ended June 30, 1997. Total revenues for the six months ended June 30, 1998 increased to $2.0 million as compared to $724,000 for the same period in 1997. The increase in revenues for both the three and six month periods ending June 30, 1998 is related to an increase in license revenues which represents the billing for the specific reimbursement of clinical costs in connection with the license agreement entered into in July 1995 with Pharmacia & Upjohn. In addition, the Company recorded $197,000 and $338,000 for the three and six month periods ended June 30, 1998, respectively, associated with two on-going grants initially received in the third quarter of 1997. There were no active grants or grant revenue recorded during the first six months of 1997. Under the amended license agreements entered into in June 1998 with Pharmacia and Upjohn, the Company anticipates recording license income for the specific reimbursement of clinical costs throughout 1998 and beyond. The level of such license, grant and royalty income is likely to fluctuate materially from period to period and in the future depending on the amount of clinical costs incurred and/or reimbursed, the achievement of milestones and the extent of development activities under the amended Pharmacia & Upjohn license agreements, the amount of grant income awarded and expended and the amount of device products sold by Laserscope, pursuant to a license agreement entered into in 1992 which provides royalties from the sale of the Company's previously designed device products.

         Research and Development. The Company's research and development expenses for the three months ended June 30, 1998 increased to $8.3 million from $4.4 million for the three months ended June 30, 1997. Research and development expenses for the six months ended June 30, 1998 increased to $14.7 million from $8.2 million for the six months ended June 30, 1997. The increase in research and development expenses relates primarily to costs associated with the screening, treatment and monitoring of qualified individuals participating in clinical trials, the preparation of the documentation for clinical trials, and the preclinical work associated with the development of existing and new compounds, formulations and clinical programs. In addition, research and development expenses continue to increase in conjunction with the Company's progression through the various stages of preclinical and clinical trials and the increased costs associated with the purchase of raw materials and supplies for the production of clinical devices and drugs for use in these trials. The Company anticipates future research and development expenses to increase as the Company continues its clinical trials in ophthalmology and oncology and expands its research and development programs, which includes the increased hiring of personnel and continued expansion of preclinical and clinical testing. See "--General."


         Selling, General and Administrative. The Company's selling, general and administrative expenses for the three months ended June 30, 1998 increased to $2.5 million from $2.0 million for the three months ended June 30, 1997. Total selling, general and administrative costs for the first six months of 1998 increased to $5.6 million as compared to $4.3 million for the same period in 1997. The increase in selling, general and administrative expenses for both the three and six month periods ending June 30, 1998 as compared to the same periods in 1997 are a result of (i) the increase in costs associated with professional services received from financial consultants, attorneys, and public and media relations and (ii) payroll and overhead costs due to the addition of administrative and corporate personnel. The Company expects future selling, general and administrative expenses to continue to grow as a result of the increased support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and financial consultants and general corporate matters, as well as the other factors described above.

         Loss in Investment in Affiliate. For the three months ended June 30, 1998 and 1997, the Company recorded as expense $441,000 and $240,000, respectively, in connection with its investment in Ramus in December 1996. For the six months ended June 30, 1998 the Company recorded $895,000 as expense related to Ramus as compared to $472,000 for the six months ended June 30, 1997. The amounts recorded as expense in 1998 and 1997 represent the full amount of the affiliate's losses for the respective periods to the extent of the investment made in Ramus. Ramus' losses from operations are expected to be ongoing throughout 1998 and beyond, and the level of such losses are expected to fluctuate depending on research and development activities and preclinical and clinical trial progress. However, as the investment in Ramus has been completely reduced as of June 30, 1998, under the equity method of accounting, the Company will not record any further losses incurred by Ramus unless additional investments are made.

         Interest and Other Income. For the three months ended June 30, 1998, net interest and other income increased to $927,000 compared to net interest and other income of $441,000 for the three months ended June 30, 1997. Total net interest and other income for the six months ended June 30, 1998 increased to $2.2 million as compared to $1.1 million for the same period in 1997. The increase in net interest and other income for both the three and six month periods in 1998 resulted primarily from the investment of proceeds received from the Company's private equity offering in September 1997. Additionally, for the six month period in 1998, the Company also recorded as other income $152,000 as a transaction fee for the guaranty of a loan to one of its directors. The transaction fee was paid in the form of the Company's Common Stock which will be retired.

         The Company does not believe that inflation has had a material impact on its results of operations.


Liquidity and Capital Resources

         Since inception through June 30, 1998, the Company has accumulated a deficit of approximately $97.8 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of common and preferred stock, private placements of convertible notes and short term notes, its initial public offering, Pharmacia & Upjohn's purchase of Common Stock and a secondary public offering. As of June 30, 1998, the Company had received proceeds from the sale of equity securities and convertible notes of approximately $181.5 million. The Company has available a $1.0 million bank line of credit which has a variable rate of interest based on the bank's lending rate (7.35% as of June 30, 1998), which expires on January 31, 1999, and is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions, including a prohibition on the payment of dividends. The Company presently has no outstanding borrowings under the bank line of credit.

         In connection with the licensing agreement with Pharmacia & Upjohn, the Company has recorded as license income the reimbursement of clinical costs of $1.5 million for the six months ended June 30, 1998. Under the amended license agreements entered into with Pharmacia & Upjohn in June 1998, the Company anticipates recording license income for the specific reimbursement of clinical costs throughout the remainder of 1998 and beyond.


         In June 1998, the Company purchased a 9% equity interest in Xillix. The investment was made in the form of $3 million cash and $2 million in restricted shares of the Company's Common Stock valued at a premium to market. The shares (58,909) had a fair market value of $1.5 million on the date the investment was made. In addition to the investment, the Company entered into a strategic alliance agreement with Xillix to co-develop proprietary systems incorporating the technology of each company and to share the research and development costs.

         Under the revolving credit agreement entered into in April 1998 with its affiliate, Ramus, the Company has provided Ramus with $500,000 of the $2 million credit limit as of June 30, 1998. At the request of Ramus, the Company will continue, from time to time, to provide Ramus with additional amounts under this agreement.

         For the first six months of 1998, the Company required cash for operations of approximately $13.5 million compared to $9.3 million for the same period in 1997. The increase in cash used in operations was primarily due to an increase in operating activities associated with the continued expansion of preclinical and clinical testing, the increase in research and development programs and personnel, the reduction of accounts payable and the increase in general corporate activities. For the first six months of 1998, the Company required cash from its financing activities of approximately $12.7 million as compared to $3.8 million for the same period in 1997. The increase is primarily related to the repurchase by the Company of its Common Stock as well as the issuance of executive equity notes during the first three months of 1998. This increase was partially offset by proceeds received from the exercise of options and warrants.

         The Company invested a total of $1.6 million in property, plant and equipment during the first six months of 1998 compared to $586,000 during the same period in 1997. The increase is directly related to costs incurred for the expansion of the Company's laboratory and office space as well as the purchase of equipment for this space. The Company expects to continue to purchase property and equipment in the future as it expands its preclinical, clinical and research and development activities. Since inception, the Company has entered into capital lease agreements for approximately $184,000 of equipment, consisting primarily of laboratory equipment. The Company expects to continue to lease equipment from time to time as needed, when and if financing resources become available at acceptable terms to the Company.

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

         The Company may require substantial funding to continue its research and development activities, preclinical and clinical testing and manufacturing, marketing, sales, distribution and administrative activities. Additionally, under the Amendment Agreement dated June 30, 1998 to the Company's Securities Purchase Agreement dated September 22, 1997, the Company may be required to expend substantial funds to fulfill its obligations under the price protection provisions. Furthermore, the Company may expend significant additional cash resources to repurchase shares of it Common Stock under the Common Stock repurchase program previously approved by the Company's Board of Directors and if it exercises its option to repurchase its shares under the Amendment Agreement. The Company has raised funds in the past through the public or private sale of securities, and may raise funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the Company's preclinical and clinical testing. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to products developed by the Company. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, preclinical and clinical testing and administrative activities and the Company's business and financial results and condition would be materially adversely affected.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 1998, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:

                                         Votes               Votes
                                          For              Withheld
                                    ---------------      ---------------
      Charles T. Foscue               10,875,964             23,848
      Gary S. Kledzik, Ph.D.          10,875,964             23,848
      David E. Mai                    10,875,964             23,848
      Donald K. McGhan                10,430,731            469,081
      Raul E. Perez, M.D.             10,877,526             22,286
      Jonah Shacknai                  10,877,526             22,286

In addition, the shareholders also approved the following proposal:



                                                            Votes               Votes                                   Broker
                                                            For                 Against          Abstained            Non-Votes
                                                       --------------      --------------      --------------      ----------------
1.   Proposal  to  ratify  the   selection  of
     the  Company's independent auditors.                10,882,997             1,315              15,500                 0



ITEM 5.  OTHER INFORMATION

                  Notice of any shareholder proposal intended to be presented at the Company's 1999 Annual Meeting of Shareholders that is not submitted to the Company pursuant to SEC Rule 14a-8 will be considered untimely if not received by the Company on or before March 24, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.
                           See Exhibit Index on page 16.


                  (b)      Reports on Form 8-K.

                           Form 8-K dated June 30, 1998, Other Events - Item 5: announcing that the Company had amended the Securities Purchase Agreement dated September 22, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                   Miravant Medical Technologies





Date:    August 13, 1998           By:  /S/ John M. Philpott
                                        ------------------------
                                        John M. Philpott
                                        Chief Financial Officer and Controller
                                        (on behalf of the Company and as
                                        Principal Financial Officer and
                                        Principal Accounting Officer)



                                                    INDEX TO EXHIBITS
                                                                                                           Incorporating
Exhibit                                                                                                    Reference
Number                                                Description                                          (if applicable)
------                                                -----------                                          ---------------


3.1           Certificate  of Amendment of the Restated  Certificate of  Incorporation  of the Registrant
              filed with the Delaware Secretary of State on September 12, 1997.                            [E][3.1]
3.2           Certificate  of Amendment of the Restated  Certificate of  Incorporation  of the Registrant  [C][3.11]
              filed with the Delaware Secretary of  State on  July 24, 1995.
3.3           Restated  Certificate of Incorporation of the Registrant filed with the Delaware  Secretary  [B][3.1]
              of State on December 14, 1994.
3.4           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.2]
              the Delaware Secretary of State on March 17, 1994.
3.5           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.3]
              the Delaware Secretary of State on October 7, 1992.
3.6           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.4]
              the Delaware Secretary of State on November 21, 1991.
3.7           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.5]
              the Delaware Secretary of State on September 27, 1991.
3.8           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.6]
              the Delaware Secretary of State on December 20, 1989.
3.9           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.7]
              the Delaware Secretary of State on August 11, 1989.
3.10          Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.8]
              the Delaware Secretary of State on July 13, 1989.
3.11          Certificate of Incorporation  of the Registrant filed with the Delaware  Secretary of State  [A][3.9]
              on June 16, 1989.
3.12          Amended and Restated Bylaws of the Registrant.                                               [E][3.12]
4.1           Specimen Certificate of Common Stock.                                                        [B][4.1]
4.2           Form of Convertible Promissory Note.                                                         [A][4.3]
4.3           Form of Indenture.                                                                           [A][4.4]
4.4           Special Registration Rights Undertaking.                                                     [A][4.5]
4.5           Undertaking Agreement dated August 31, 1994.                                                 [A][4.6]
4.6           Letter Agreement dated March 10, 1994.                                                       [A][4.7]
4.7           Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                 [A][4.8]
4.8           Form of $55 Common Stock Purchase Warrant.                                                   [D][4.1]
4.9           Form of $60 Common Stock Purchase Warrant.                                                   [D][4.2]
4.10          Form of $35 Amended and Restated Common Stock Purchase Warrant.                              [F][4.1]
4.11          Form of Additional $35 Common Stock Purchase Warrant.                                        [F][4.2]
4.12          Warrant to Purchase  10,000  Shares of Common Stock between the  Registrant  and Charles S.
              Love.*
10.1          Amended  and  Restated  Development  and  Commercial  Supply  Agreement  dated June 8, 1998 between the Registrant and Pharmacia & Upjohn Co.*
10.2          Amended and  Restated  Development  and License  Agreement  dated June 8, 1998  between the
              Registrant and Pharmacia & Upjohn S.p.A.*
10.3          Amended and Restated  Ophthalmology  Development  and License  Agreement dated June 8, 1998 between the Registrant and Pharmacia & Upjohn AB.*
10.4          Right of First Refusal  Agreement dated June 8, 1998 between the Registrant and Pharmacia &
              Upjohn, Inc.*
10.5          Credit   Agreement   dated  April  1,  1998  between  the   Registrant  and  Ramus  Medical
              Technologies.*
10.6          Convertible  Promissory  Note dated April 1, 1998 between the  Registrant and Ramus Medical
              Technologies.*
10.7          Strategic  Alliance  Agreement  dated  June 2,  1998  between  the  Registrant  and  Xillix
              Technologies Corp.*
10.8          Subscription  Agreement  relating  to the  Registrant's  Common  Stock  dated  June 2, 1998 between the Registrant and Xillix Technologies Corp.
10.9          Subscription  Agreement  relating to Xillix's  Common  Stock dated June 2, 1998 between the
              Registrant and Xillix Technologies Corp.
11.1          Statement regarding computation of net loss per share.
27.1          Financial Data Schedule.

-------------------------------------------

[A] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-1
           (File No. 33-87138).
[B] Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 2 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-87138).
[C] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June
           30, 1995, as amended on Form 10-Q/A dated  December 6, 1995 (File No.
           0-25544).
[D] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-3
           (File No. 333-39905).
[E] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended
           September 30, 1997 (File No. 0-25544).
[F] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated June 30, 1998 (File No.
           0-25544).
* Confidential portions of this exhibit have been deleted and filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
