Form 10-Q
period 1998-09-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 1998-11-13
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at October 31, 1998
         -----                                   -------------------------------
Common Stock, $.01 par value                              16,041,339

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                             Page

Item 1.        Consolidated Financial Statements

               Consolidated balance sheets as of September 30, 1998 and
                   December 31, 1997..........................................                 3

               Consolidated statements of operations for the  three months ended
                   September 30, 1998  and 1997,  and for the nine  months ended
                   September 30, 1998 and 1997.................................                4

               Consolidated statements of cash .flows for the. nine months ended
                   September 30, 1998 and 1997.................................                5

               Notes to consolidated financial statements......................                6

Item 2         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................                9


                           PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K...............................                 16

               Signatures.....................................................                 17








ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,         December 31,
                                                                                        1998                  1997
                                                                               ---------------------  ------------------
                                                                                     (Unaudited)
                                   Assets
Current assets:
   Cash and cash  equivalents..............................................    $       15,966,000     $     55,666,000
   Investments in short-term marketable securities.........................            15,229,000           27,796,000
   Accounts receivable.....................................................             1,331,000            1,833,000
   Prepaid expenses and other current assets...............................               893,000              772,000
                                                                               ---------------------  ------------------
Total current assets.......................................................            33,419,000           86,067,000

Property, plant & equipment:
   Vehicles................................................................                28,000               28,000
   Furniture and fixtures..................................................             1,713,000            1,578,000
   Equipment...............................................................             4,996,000            3,752,000
   Leasehold improvements..................................................             4,223,000            3,071,000
   Capital lease equipment.................................................               184,000              184,000
                                                                               ---------------------  ------------------
                                                                                       11,144,000            8,613,000
   Accumulated depreciation and  amortization..............................             4,779,000            2,886,000
                                                                               ---------------------  ------------------
                                                                                        6,365,000            5,727,000

Investments in affiliates..................................................             1,481,000              895,000
Loan to affiliate, net of reserve of $1.0 million at September 30, 1998....                    --                   --
Patents and other assets...................................................             1,200,000              342,000
                                                                               =====================  ==================
Total assets...............................................................     $      42,465,000      $    93,031,000
                                                                               =====================  ==================

                   Liabilities and shareholders' equity Current liabilities:
   Accounts payable........................................................     $       2,635,000      $     4,290,000
   Accrued payroll and expenses............................................               727,000            1,022,000
   Current portion of capital lease obligations............................                 4,000               21,000
                                                                               ---------------------  ------------------
Total current liabilities..................................................             3,366,000            5,333,000

Shareholders' equity:
   Common stock, 50,000,000 shares authorized;  13,691,704 and 13,952,847 shares issued and outstanding at September 30, 1998 and
      December 31, 1997, respectively......................................           149,507,000          170,451,000
   Notes receivable from officers..........................................            (2,100,000)
                                                                                                                --
   Deferred compensation...................................................            (3,415,000)          (1,899,000)
   Unrealized loss on available-for-sale securities........................            (2,995,000)               --
   Accumulated deficit.....................................................          (101,898,000)         (80,854,000)
                                                                               ---------------------  ------------------
Total shareholders' equity.................................................            39,099,000           87,698,000
                                                                               ---------------------  ------------------
Total liabilities and shareholders' equity.................................     $      42,465,000      $    93,031,000
                                                                               =====================  ==================





                                              MIRAVANT MEDICAL TECHNOLOGIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                     Three months ended September 30,           Nine months ended September 30,
                                                        1998                 1997                  1998                1997
                                                 -------------------   ------------------    ------------------  -----------------
Revenues:
   Grants, licensing and royalty income........  $        3,753,000    $        694,000      $      5,719,000    $     1,418,000
Total Revenues.................................  -------------------   ------------------    ------------------  -----------------
                                                          3,753,000             694,000             5,719,000          1,418,000
Costs and expenses:
   Research and development....................           5,471,000           5,761,000            19,635,000         13,991,000
   Selling, general and administrative.........           2,824,000           3,056,000             8,406,000          7,326,000
   Loss in affiliate...........................             526,000             273,000             1,921,000            745,000
                                                 --------------------  ------------------    ------------------  -----------------
Total costs and expenses.......................           8,821,000           9,090,000            29,962,000         22,062,000

Loss from operations...........................          (5,068,000)         (8,396,000)          (24,243,000)       (20,644,000)

Interest and other income (expense):
   Interest and other income...................           1,005,000             607,000             3,200,000          1,686,000
   Interest expense............................                  --              (1,000)               (1,000)            (5,000)
                                                   ------------------  ------------------      ----------------  -----------------
Total net interest and other income............           1,005,000             606,000             3,199,000          1,681,000
                                                 --------------------  ------------------    ------------------  -----------------

Net loss.......................................  $       (4,063,000)   $     (7,790,000)     $    (21,044,000)   $   (18,963,000)
                                                   ==================  ==================      ================  =================

Net loss per share - basic and diluted.........  $            (0.30)   $          (0.63)     $          (1.51)   $         (1.53)
                                                   ==================  ==================      ================  =================

Shares used in computing net loss per share....          13,724,679          12,410,110            13,976,017         12,382,409
                                                 ====================  ==================    ==================  =================









                                              MIRAVANT MEDICAL TECHNOLOGIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)



                                                                              Nine months ended September 30,
Operating activities:                                                           1998                    1997
                                                                        -------------------    ---------------------
   Net loss...........................................................   $    (21,044,000)     $       (18,963,000)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization...................................          1,985,000                  689,000
      Amortization of deferred compensation...........................          1,892,000                1,008,000
      Reserve for loan receivable from affiliate......................          1,026,000                       --
      Changes in operating assets and liabilities:
         Accounts receivable..........................................            502,000                  787,000
         Prepaid expenses and other assets............................         (1,072,000)                (490,000)
         Accounts payable and accrued payroll and expenses............         (1,949,000)               1,107,000
                                                                        -------------------     -------------------
   Net cash used in operating activities..............................        (18,660,000)             (15,862,000)

Investing activities:
   Purchases of marketable securities.................................        (36,545,000)              (2,900,000)
   Sales of marketable securities.....................................         49,112,000               10,500,000
   Investments in affiliates..........................................         (2,105,000)                 745,000
   Purchases of property, plant and equipment.........................         (2,531,000)              (1,524,000)
                                                                        -------------------    ---------------------
   Net cash provided by investing activities..........................          7,931,000                6,821,000

Financing activities:
   Proceeds from issuance of Common Stock, less issuance costs........          3,333,000               43,609,000
   Purchases of Common Stock..........................................        (29,161,000)              (4,316,000)
   Payments of executive officer notes................................         (2,100,000)                      --
   Payments of capital lease obligations..............................            (17,000)                 (32,000)
   Payments of loan to affiliate......................................         (1,026,000)                      --
   Payments of long-term obligations..................................                 --                  (42,000)
                                                                           ----------------      -------------------
   Net cash (used in) provided by financing activities................        (28,971,000)              39,219,000

   Net (decrease) increase in cash and cash equivalents...............        (39,700,000)              30,178,000
   Cash and cash equivalents at beginning of period...................         55,666,000               31,498,000
                                                                        ===================    =====================
   Cash and cash equivalents at end of period.........................   $     15,966,000      $        61,676,000
                                                                        ===================    =====================

Supplemental disclosures:
   State taxes paid...................................................   $         96,000      $            92,000
                                                                        ===================    =====================
   Interest paid......................................................   $          1,000      $             6,000
                                                                        ===================    =====================

   Non-cash investing activities:
    Investment in affiliate from issuance of Common Stock.............   $      1,476,000      $                --
                                                                        ===================    =====================
    Unrealized loss on available-for-sale securities..................   $      2,995,000      $                --
                                                                        ===================    =====================







                          MIRAVANT MEDICAL TECHNOLOGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at September 30, 1998, and for the three and nine month periods ended September 30, 1998 and 1997, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Investments in Affiliates

     Xillix Technologies Corp

     In June 1998, the Company purchased a $5.0 million, 9% equity interest in Xillix Technologies Corp. ("Xillix"). The Company received 2,691,904 shares of Xillix common stock, in exchange for $3.0 million in cash and the remainder in restricted Miravant Common Stock at the market value on the date of the agreement, which represented 58,909 shares of Common Stock at $25.06 per share or $1.5 million. The investment will be accounted for under the cost method and classified as available-for-sale. At September 30, 1998, in accordance with the accounting for available-for-sale securities, the investment was adjusted to the current market value of Xillix common stock, with the resulting unrealized loss recorded as a separate component of shareholders' equity.

     Ramus Medical Technologies

     In connection with the investment made in Ramus Medical Technologies ("Ramus"), an event occurred to start the six month purchase period under the Option to Purchase Ramus Medical Technologies Agreement dated December 27, 1996 whereby the Company has the exclusive option to purchase the remaining shares of Ramus for a specified amount under certain terms and conditions no later than March 3, 1999.

3.   Loan to Affiliate

     In April 1998, the Company entered into a revolving credit agreement with its affiliate, Ramus, pursuant to which the Company, at the request of Ramus, shall from time to time make loans to Ramus in an aggregate outstanding principal amount not exceeding at any one time $2.0 million.
     The unpaid principal amount of the loans, which are to be used to fund Ramus' clinical trial and operating costs, accrues interest at a variable rate (7.35% as of September 30, 1998) based on the Company's bank rate, and matures in March 2000. The loans are evidenced by a promissory note, the balance of which shall be convertible under certain circumstances at the option of the Company into shares of Ramus stock. As of September 30, 1998, Ramus had borrowed $1.0 million under the revolving credit agreement and an additional $750,000 through October 1998. The Company has established a reserve for the entire outstanding balance of the loan receivable at September 30, 1998, which is included in loss in affiliate in the consolidated statements of operations.


4.   Shareholders' Equity

     In July 1998, in accordance with the amended Securities Purchase Agreement ("Amendment Agreement") dated June 30, 1998, with the purchasers of 900,000 shares of the Company's Common Stock under the Securities Purchase Agreement dated September 22, 1997, the Company repurchased 225,000 shares subject to the price protection provisions of the Amendment Agreement for both the August 1 and September 1, 1998 measurement dates. This repurchase eliminated the Company's obligation to issue additional shares or pay cash under the amended price protection provisions with respect to the repurchased shares. Although the Company maintains the right, it is under no obligation nor has it notified the parties of its intent to repurchase any or all of the remaining shares. The repurchased shares will be retired by the Company.

     In addition, as the Company did not repurchase all of the purchasers original 900,000 shares within sixty (60) days of the closing of the Amendment Agreement, the Company is obligated under the terms of the the Amendment Agreement to issue an additional 450,000 warrants to the purchasers, at an exercise price of $35.00 per share, the earlier of five business days after March 1, 1999 or the termination of the amended lock-up agreement with the purchasers.

5.   Per Share Data

     During the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15 and required a change in the method used to compute earnings per share. SFAS 128 replaced the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Common stock equivalent shares from stock options and warrants have been excluded from this computation as their effect is anti-dilutive. All previously stated earnings per share amounts conform to the new SFAS 128 requirements.

     Basic loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period in accordance with SFAS 128. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per share as presented on the consolidated statements of operations are the same.

6.   Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or shareholders' equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income.

     For the three months ended September 30, 1998 and 1997, comprehensive loss amounted to approximately $7.1 million and $7.8 million, respectively. For the nine months ended September 30, 1998 and 1997, comprehensive loss amounted to approximately $24.0 million and $19.0 million, respectively. The difference between net loss and comprehensive loss relates to the unrealized loss the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix.


7.   Commitments and Contingencies

     In July 1998, the Company entered into a lease agreement for approximately 27,400 square feet of primarily office space. The current base rent for this lease is approximately $34,250 per month. The lease expires in October 2003 and provides for rent to be adjusted annually based on increases in the consumer price index. The lease also provides the Company with the ability to sublet all or a portion of the property. The leased property is located in a business park where the Company's headquarters are located and is subject to a master lease agreement.

8.   Short-Term Loan to Officer

     In August 1998, the Company made a short-term loan to its Chief Executive Officer. The note accrues interest at a fixed rate of 5.5% and matures ninety (90) days from the date of issuance. Currently, the note has an outstanding balance of $296,000 plus accrued interest.

9.   Subsequent Event

     In October 1998, in accordance with the Amendment Agreement dated June 30, 1998, the Company repurchased 112,500 shares subject to the price protection provisions of the Amendment Agreement for the October 1, 1998 measurement date. This repurchase eliminated the Company's obligation to issue additional shares or pay cash under the amended price protection provisions with respect to the repurchased shares. Additionally, in November 1998, the Company fulfilled its obligation related to 112,500 shares subject to the price protection provisions for the November 1, 1998 measurement date. The Company elected to pay the purchasers cash for the difference between the original purchase price and the thirty (30) day average closing bid price prior to the November 1, 1998 measurement date, which amounted to $4.6 million. These shares and a corresponding number of warrants are now released from the provisions under the amended lock-up agreement with the purchasers. Although the Company maintains the right, it is under no obligation nor has it notified the parties of its intent to repurchase any or all of the remaining shares. The repurchased shares will be retired by the Company.

10.  Reclassifications

     Certain reclassifications have been made to the previous 1998 quarterly financial statements to conform to the current quarter presentation.




ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although Miravant Medical Technologies believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the early stage of development of both the Company and its products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation  applicable  to the  Company's  business,  the  unproven  safety  and efficacy of the Company's drug and device products, the Company's significant additional financing requirements, the uncertainty of future capital funding, the highly competitive environment of the international pharmaceuticals and medical device industries and the presence of a number of competitors with significantly greater financial, technical and other resources and extensive operating histories, the Company's potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether the Company will obtain sufficient protection or competitive advantage therefrom, uncertainties relating to the Company's ability to successfully complete its Year 2000 initiatives and the Company's dependence upon a limited number of key personnel and consultants and its significant reliance upon its collaborative partners for achieving its goals, and other factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

General

     Since its inception, the Company has been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), the Company's proprietary technologies for photodynamic therapy. The Company has been unprofitable since its founding and has incurred a cumulative net loss of approximately $101.9 million as of September 30, 1998. The Company expects to continue to incur substantial and increasing operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical and clinical testing and regulatory activities and the costs of manufacturing, marketing, sales, distribution and administrative activities.

     The Company's revenues primarily reflect income earned from licensing agreements, grants and license royalties from the sale of medical device products. To date, the Company has received no revenue from the sale of drug products, and the Company is not permitted to engage in commercial sales of drugs or devices until such time, if ever, as the Company receives requisite regulatory approvals. As a result, the Company does not expect to record significant product sales until such approvals are received.

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

     The Company is currently conducting clinical trials in oncology and ophthalmology. In dermatology, the Company is investigating the development of topical formulations of its photoselective drugs. Based upon the outcome of these studies and various economic and development factors, including cost, reimbursement and the available alternative therapies, the Company may or may not elect to further develop PhotoPoint procedures in oncology, ophthalmology, dermatology or in any other indications.

     In June 1998, the Company and Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") amended the development and funding provisions of their previously executed Purlytin(TM) license agreements discussed below. Under the amended ophthalmology agreement, the Company will conduct all preclinical and U.S.
clinical trials and will be reimbursed by Pharmacia & Upjohn for all out-of-pocket expenses incurred, provided that the trials are conducted in accordance with the agreement. Pharmacia & Upjohn will conduct all international clinical trials in ophthalmology. Under the Amendment Agreement for the fields of oncology and urology, the Company will conduct all preclinical and clinical trials and will receive up to $20 million over the next two years, to be paid quarterly beginning in July 1998, for the reimbursement of direct and indirect costs incurred and the achievement of specified milestones. Under both of the Amendment Agreements, Pharmacia & Upjohn will also pay the Company royalties on product sales.

     During the third quarter of 1998 and in connection with the amended Pharmacia & Upjohn agreements, the Company implemented a program to restructure its cash expenditures and to focus its resources on its core development programs, which emphasize large potential market opportunities. The program was designed to utilize the cost reimbursement components of the amended Pharmacia & Upjohn agreements as well as streamline administrative activities, reduce overhead costs and eliminate positions the were not central to the core development programs.

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

     Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of variable stock options covering 400,000 shares of Common Stock. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable options and therefore alleviates the impact of deferred compensation fluctuating in future periods based on changes in the per share market value from period to period. As of September 30, 1998, options covering 302,500 shares with an exercise price of $34.75 per share have vested and options covering 75,000 shares have been canceled. The remaining unvested shares will vest in the years 1998 through 2000.

Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process accounting, payroll, database, network, and software transactions, possible disruption of environmental, lighting, and security controls, possible disruption of copier and fax capabilities, and loss of telephone voicemail messages, in addition to other similar normal business activities.

     The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as Information
Technology ("IT") systems, including accounting, data processing, and telephone/PBX systems and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, air conditioning units, internally developed software and other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses may require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in February 1998, will be completed by June 30, 1999. The Company estimates that as of September 30, 1998, it had completed approximately 25% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 75% of the initiatives are in process and expected to be completed on or about June 30, 1999. Additionally, the Company has recently commenced its initiatives relating to the non-IT systems. The following table describes the Year 2000 initiatives as well as the Company's progress and the anticipated completion dates as of September 30, 1998:


                                                                                 Time                 Percent
Year 2000 Initiatives                                                           Table               Complete

   Initial IT system identification......................................     2/98 - 10/98             100%
   Initial IT system assessment..........................................     2/98 - 11/98              95%
   Remediation and testing regarding central system issues...............      2/98 - 6/99              15%
   Identification,   assessment,   remediation  and  testing   regarding
   desktop              and              individual               system       2/98 - 6/99              35%
   issues..................................................................

   Identification regarding non-IT system issues.........................     2/98 - 10/98             100%
   Assessment regarding non-IT system issues.............................     2/98 - 11/98              65%
   Remediation and testing regarding non-IT system issues................      2/98 - 6/99              35%



     The Company is in the process of communicating with its significant vendors and service providers and strategic partners to determine the extent to which interfaces with such entities are vulnerable to Year entities are Year 2000 compliant. This process is expected to be completed in December 1998.

     The Company believes that the cost of its Year 2000 assessment, remediation and testing efforts, as well as those costs related to Year 2000 issues of third parties, are expected to approximate $250,000. As of September 30, 1998, the Company had not incurred any external costs related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's results of operations.


Results of Operations

     The following table provides a summary of the Company's revenues for the three and nine month periods ended September 30, 1998 and 1997:



                                 Three months ended                         Nine months ended
                                    September 30,                             September 30,
                                    (Unaudited)                                (Unaudited)

Consolidated Revenues        1998                 1997                   1998               1997
---------------------    -----------------   ------------------      -----------------  -----------------

Grants and contracts....$       230,000      $            --         $      568,000     $           --
Royalties...............         30,000               62,000                163,000            186,000
License.................      3,493,000              632,000              4,988,000          1,232,000
                        -----------------    -----------------       -----------------  -----------------

Total revenues..........$     3,753,000      $       694,000         $    5,719,000     $    1,418,000
                        =================   ==================      =================  =================



     Revenues. For the three months ended September 30, 1998, revenues increased to $3.8 million from $694,000 for the three months ended September 30, 1997. Total revenues for the nine months ended September 30, 1998 increased to $5.7 million as compared to $1.4 million for the same period in 1997. The increase in revenues for both the three and nine month periods ended September 30, 1998 is primarily related to a $2.5 million quarterly payment received for oncology under the June 1998 amended license agreement with Pharmacia & Upjohn. Additionally, for the three and nine month periods ended September 30, 1998, the Company recorded revenues of $993,000 and $2.5 million, respectively, in association with the specific reimbursement for costs incurred in preclinical and clinical trials in ophthalmology. For the three and nine month periods ended September 30, 1997, the Company recorded revenues of $632,000 and $1.2 million, respectively, for the specific reimbursement of clinical costs in ophthalmology and oncology. In addition, the Company recorded $230,000 and $568,000 for the three and nine month periods ended September 30, 1998, respectively, associated with two on-going grants, which began in the fourth quarter of 1997. There were no active grants or grant revenue recorded during the first nine months in 1997. Under the amended license agreements with Pharmacia & Upjohn, the Company anticipates recording license income for the specific reimbursement of clinical costs for ophthalmology, as well as income related to quarterly payments for oncology, throughout 1998 and beyond. The level of such license, grant and royalty income is likely to fluctuate materially from period to period and in the future depending on the amount of clinical costs incurred and/or reimbursed, the achievement of milestones and the extent of development activities under the amended Pharmacia & Upjohn license agreements, the amount of grant income awarded and expended and the amount of device products sold by Laserscope, pursuant to a license agreement, entered into in 1992 and terminating in April 1999, which provides royalties from the sale of the Company's previously designed device products.

     Research and Development. The Company's research and development expenses for the three months ended September 30, 1998 decreased to $5.5 million from $5.8 million for the three months ended September 30, 1997. Research and development expenses for the nine months ended September 30, 1998 increased to $19.6 million from $14.0 million for the nine months ended September 30, 1997. The slight decrease in research and development expenses for the three months ended September 30, 1998 relates primarily to the timing of costs incurred within the various phases of the Company's preclinical and clinical trials. The increase in research and development expenses for the nine months ended September 30, 1998 relates primarily to (i) the costs associated with the screening, treatment and monitoring of qualified individuals participating in clinical trials, (ii) the preparation of the documentation for clinical trials and regulatory filings and (iii) the preclinical work associated with the development of existing and new drug compounds, formulations and clinical programs. In addition, research and development expenses continue to increase in conjunction with the Company's progression through the various stages of preclinical and clinical trials and the increased costs associated with the purchase of raw materials and supplies for the production of clinical devices and drugs for use in these trials and the development of new drugs and drug formulations. Future research and development expenses may fluctuate depending on the impact of the Company's cost restructuring program implemented in September 1998, the continued expenses incurred in its clinical trials in ophthalmology and oncology, and the costs associated with the pharmaceutical manufacturing scale-up and the expansion of its research and development programs, which includes the increased hiring of personnel and continued expansion of preclinical and clinical testing. See "--General."

     Selling, General and Administrative. The Company's selling, general and administrative expenses for the three months ended September 30, 1998 decreased to $2.8 million from $3.1 million for the three months ended September 30, 1997. Total selling, general and administrative costs for the first nine months of 1998 increased to $8.4 million as compared to $7.3 million for the same period in 1997. Expenses for the three months ended September 30, 1998 decreased slightly as compared to the same period in 1997, as the Company incurred increased expenses in professional services received from consultants and attorneys and costs associated with payroll and overhead, which were offset by a decrease in advertising expenses. The increase in selling, general and administrative expenses for the nine month period ending September 30, 1998 as compared to the same period in 1997 are a result of (i) the increase in costs associated with professional services received from financial consultants and attorneys and (ii) the increase in payroll and overhead costs due to the addition of administrative and corporate personnel. Future selling, general and administrative expenses may fluctuate depending on the impact of the Company's cost restructuring program implemented in September 1998, the extent of the increased support required for research and development activities, the continuing corporate development and professional services, compensation expense associated with stock options and financial consultants and general corporate matters, as well as the other factors described above.

     Loss in Investment in Affiliate. For the three months ended September 30, 1998 and 1997, the Company recorded as expense $526,000 and $273,000, respectively, in connection with its investment in Ramus in December 1996. For the nine months ended September 30, 1998, the Company recorded $1.9 million as expense related to Ramus as compared to $745,000 for the nine months ended September 30, 1997. For the three months ended September 30, 1998, the $526,000 loss represents additions to the reserve created for the outstanding loan balance Ramus has with the Company. For the nine months ended September 30, 1998, the $1.9 million loss consists of $1.0 million representing the total reserve for the Ramus loan, as well as $895,000 which represents 100% of Ramus' losses to the extent of the investment in Ramus made by the Company. The expenses recorded for the three and nine month periods in 1997 solely represent 100% of Ramus' losses for those time periods. While Ramus' losses from operations are expected to continue throughout 1998 and beyond, the Company will not record any further losses associated with Ramus' operating losses, as the investment in Ramus has been completely reduced to zero as of September 30, 1998. However, as Ramus does continue to borrow funds under the loan agreement the Company may continue to increase the reserve associated with the Ramus loan.

     Interest and Other Income. For the three months ended September 30, 1998, net interest and other income increased to $1.0 million compared to net interest and other income of $606,000 for the three months ended September 30, 1997. Total net interest and other income for the nine months ended September 30, 1998 increased to $3.2 million as compared to $1.7 million for the same period in 1997. The increase in net interest and other income for both the three and nine month periods in 1998 resulted primarily from the investment of proceeds received from the Company's private equity offerings in September 1997 and October 1997.

     The Company does not believe that inflation has had a material impact on its results of operations.



Liquidity and Capital Resources

     Since inception through September 30, 1998, the Company has accumulated a deficit of approximately $101.9 million and expects to continue to incur substantial and increasing operating losses for the next several years. The Company has financed its operations primarily through private placements of common and preferred stock, private placements of convertible notes and short-term notes, its initial public offering, Pharmacia & Upjohn's purchase of Common Stock and a secondary public offering. As of September 30, 1998, the Company had received proceeds from the sale of equity securities and convertible notes of approximately $181.5 million. The Company has available a $1.0 million bank line of credit which has a variable rate of interest based on the bank's lending rate (7.35% as of September 30, 1998), which expires on January 31, 1999, and is collateralized by the Company's cash balances. The credit agreement subjects the Company to certain customary restrictions, including a prohibition on the payment of dividends. The Company presently has no outstanding borrowings under the bank line of credit.

     In connection with the original agreement entered into with Pharmacia & Upjohn in July 1995 and the amended license agreements entered into in June 1998, for the nine months ended September 30, 1998 the Company has recorded license income of $2.5 million for the specific reimbursement of clinical costs in ophthalmology and $2.5 million of quarterly payments related to oncology. Under the amended license agreements, the Company anticipates recording license income for the specific reimbursement of clinical costs in ophthalmology, as well as quarterly and milestone payments for oncology, throughout the remainder of 1998 and beyond.

     In June 1998, the Company purchased a $5.0 million, 9% equity interest in Xillix. The Company received 2,691,904 shares of Xillix Common Stock, in exchange for $3.0 million in cash and the remainder in restricted Miravant Common Stock at the market value on the date of the agreement, which represented 58,909 shares of Common Stock at $25.06 per share or $1.5 million. In addition to the investment, the Company entered into a strategic alliance agreement with Xillix to co-develop proprietary systems incorporating the technology of each company and to share the research and development costs.

     Under the revolving credit agreement entered into in April 1998 with its affiliate, Ramus, the Company has provided Ramus with $1.0 million of the $2.0 million credit limit as of September 30, 1998. At the request of Ramus, the Company will continue, from time to time, to provide Ramus with additional amounts under this agreement. Through October 1998, the Company funded an additional $750,000, which increased the outstanding loan balance to $1.8 million.

     For the first nine months of 1998, the Company required cash for operations of approximately $18.7 million compared to $15.9 million for the same period in 1997. The increase in cash used in operations was primarily due to an increase in operating activities associated with the continued expansion of preclinical and clinical testing, the increase in research and development programs and personnel, the reduction of accounts payable and the increase in general corporate activities. For the first nine months of 1998, the Company required cash for its financing activities of approximately $29.0 million as compared to cash provided by its financing activities of $39.2 million for the same period in 1997. The increase in cash required is primarily related to the repurchase by the Company of its Common Stock under the Board authorized repurchase program and the repurchase of its Common Stock pursuant to the amended Securities Purchase Agreement, which amounted to $17.9 million and $11.3 million, respectively. Additionally, the increase in cash required for financing activities relates to the issuance of executive equity notes during the first three months of 1998. Cash provided by financing activities in 1997 related primarily to funds received from the private placement equity offerings.

     The Company invested a total of $2.5 million in property, plant and equipment during the first nine months of 1998 compared to $1.5 million during the same period in 1997. The increase is directly related to costs incurred for the expansion of the Company's laboratory and office space as well as the purchase of equipment for this space. The Company expects to continue to purchase property and equipment in the future as it expands its preclinical, clinical and research and development activities. Since inception, the Company has entered into capital lease agreements for approximately $184,000 of equipment, consisting primarily of laboratory equipment. The Company expects to continue to lease equipment from time to time as needed, when and if financing resources become available at acceptable terms to the Company.

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

     The  Company  is likely to require  substantial  funding  to  continue  its research and development activities, preclinical and clinical testing and manufacturing, marketing, sales, distribution, administrative activities and additional investment opportunities in affiliates. Additionally, under the Amendment Agreement dated June 30, 1998 to the Company's Securities Purchase Agreement dated September 22, 1997, the Company is likely to be required to expend substantial funds to fulfill its obligations under the price protection provisions. Furthermore, the Company may expend significant additional cash resources to repurchase shares of its Common Stock if it exercises its option to repurchase its shares under the Amendment Agreement. The Company has raised funds in the past through the public or private sale of securities, and may raise funds in the future through public or private financings, collaborative arrangements or from other sources. The success of such efforts will depend in large part upon continuing developments in the Company's preclinical and clinical testing. The Company continues to explore and, as appropriate, enter into discussions with other companies regarding the potential for equity investment, collaborative arrangements, license agreements or development or other funding programs with the Company in exchange for manufacturing, marketing, distribution or other rights to products developed by the Company. However, there can be no assurance that discussions with other companies will result in any investments, collaborative arrangements, agreements or funding, or that the necessary additional financing through debt or equity financing will be available to the Company on acceptable terms, if at all. Further, there can be no assurance that any arrangements resulting from these discussions will successfully reduce the Company's funding requirements. If additional funding is not available to the Company when needed, the Company will be required to scale back its research and development programs, preclinical and clinical testing and administrative activities and the Company's business and financial results and condition would be materially adversely affected.









                           PART II. OTHER INFORMATION




ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.
                           See Exhibit Index on page 18.






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                          Miravant Medical Technologies




Date:    November 13, 1998          By:  /S/ John M. Philpott
                                          --------------------
                                          John M. Philpott
                                          Chief Financial Officer and Controller
                                          (on behalf of the Company and as
                                           Principal Financial Officer and
                                           Principal Accounting Officer)








                                                    INDEX TO EXHIBITS
                                                                                                           Incorporating
Exhibit                                                                                                    Reference
Number                                                Description                                          (if applicable)
3.1           Certificate  of Amendment of the Restated  Certificate of  Incorporation  of the Registrant
              filed with the Delaware Secretary of State on September 12, 1997.                            [E][3.1]
3.2           Certificate  of Amendment of the Restated  Certificate of  Incorporation  of the Registrant  [C][3.11]
              filed with the Delaware Secretary of  State on  July 24, 1995.
3.3           Restated  Certificate of Incorporation of the Registrant filed with the Delaware  Secretary  [B][3.1]
              of State on December 14, 1994.
3.4           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.2]
              the Delaware Secretary of State on March 17, 1994.
3.5           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.3]
              the Delaware Secretary of State on October 7, 1992.
3.6           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.4]
              the Delaware Secretary of State on November 21, 1991.
3.7           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.5]
              the Delaware Secretary of State on September 27, 1991.
3.8           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.6]
              the Delaware Secretary of State on December 20, 1989.
3.9           Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.7]
              the Delaware Secretary of State on August 11, 1989.
3.10          Certificate of Amendment of the Certificate of  Incorporation  of the Registrant filed with  [A][3.8]
              the Delaware Secretary of State on July 13, 1989.
3.11          Certificate of Incorporation  of the Registrant filed with the Delaware  Secretary of State  [A][3.9]
              on June 16, 1989.
3.12          Amended and Restated Bylaws of the Registrant.                                               [E][3.12]
4.1           Specimen Certificate of Common Stock.                                                        [B][4.1]
4.2           Form of Convertible Promissory Note.                                                         [A][4.3]
4.3           Form of Indenture.                                                                           [A][4.4]
4.4           Special Registration Rights Undertaking.                                                     [A][4.5]
4.5           Undertaking Agreement dated August 31, 1994.                                                 [A][4.6]
4.6           Letter Agreement dated March 10, 1994.                                                       [A][4.7]
4.7           Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                 [A][4.8]
4.8           Form of $55 Common Stock Purchase Warrant.                                                   [D][4.1]
4.9           Form of $60 Common Stock Purchase Warrant.                                                   [D][4.2]
4.10          Form of $35 Amended and Restated Common Stock Purchase Warrant.                              [F][4.1]
4.11          Form of Additional $35 Common Stock Purchase Warrant.                                        [F][4.2]
4.12          Warrant to Purchase  10,000  Shares of Common Stock between the  Registrant  and Charles S.  [G][4.12]
              Love.*
10.1          Commercial Lease Agreement dated May 27, 1998 between the Registrant and Raytheon Company    [H] [10.4]
27.1          Financial Data Schedule.

-------------------------------------------

[A]        Incorporated  by reference  from the exhibit  referred to in brackets contained  in the  Registrant's  Registration  Statement  on Form S-1
           (File No. 33-87138).
[B]        Incorporated  by reference  from the exhibit  referred to in brackets contained  in  Amendment  No.  2  to  the  Registrant's  Registration
           Statement on Form S-1 (File No. 33-87138).
[C]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-Q for the quarter  ended June
           30, 1995, as amended on Form 10-Q/A dated  December 6, 1995 (File No.
           0-25544).
[D]        Incorporated  by reference  from the exhibit  referred to in brackets contained  in the  Registrant's  Registration  Statement  on Form S-3
           (File No. 333-39905).
[E]        Incorporated  by reference  from the exhibit  referred to in brackets contained  in the  Registrant's  Form  10-Q  for  the  quarter  ended
           September 30, 1997 (File No. 0-25544).
[F]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the Registrant's  Form 8-K dated June 30, 1998 (File No.
           0-25544).
[G]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-Q for the quarter  ended June
           30, 1998 (File No. 0-25544).
[H]        Exhibit A-1 to this exhibit is  incorporated  by  reference  from the exhibit  referred to in the  Registrant's  Registration  Statement on
           Form S-1 (File No. 33-87138)
*          Confidential  portions  of this   exhibit have been deleted and filed
           separately  with  the Commission  pursuant  to  Rule 24b-2 under  the
           Securities Exchange Act of 1934.
