Form 10-K
period 1998-12-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 1999-03-31
CIK 933745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                         FOR ANNUAL AND SPECIAL REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-25544

                                 ---------------

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

                          Common Stock, $.01 Par Value


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The approximate aggregate market value of voting stock held by non-affiliates as of March 15, 1999, based upon the last sale price of the Common Stock reported on the Nasdaq National Market was approximately $89,064,113. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person who has filed a
Schedule 13D or 13G, is an affiliate.

         The number of shares of Common Stock outstanding as of March 15, 1999 was 17,915,302.

ITEM 1.  BUSINESS

General

         Miravant Medical Technologies, formerly PDT, Inc., is engaged in the integrated development of drugs and medical device products for use in PhotoPoint(TM), our proprietary technologies for photodynamic therapy.
PhotoPoint is a medical procedure which integrates the use of proprietary light-activated drugs, proprietary light producing devices and light delivery devices to achieve selective photochemical destruction of diseased cells. We believe that PhotoPoint has the potential to be a safe, cost-effective, minimally invasive primary or adjunctive treatment for indications in a broad number of disease areas, including oncology, ophthalmology, urology, dermatology and cardiovascular disease. We are currently conducting clinical trials in ophthalmology and oncology. Our current clinical trials are testing our leading drug candidate, SnET2 (tin ethyl etiopurpurin). We are developing products in collaboration with our corporate partners, including certain subsidiaries of Pharmacia & Upjohn, Inc.

         Effective September 15, 1997, we changed our name from PDT, Inc. to Miravant Medical Technologies.

         See "--Risk Factors" for a discussion of certain risks, including those relating to operating losses, the early stage of the development of Miravant and our products, strategic collaborations and forward-looking statements.

Background

         Photodynamic therapy is a minimally invasive medical procedure that uses photoselective, or light-activated, drugs to treat or diagnose disease. The technology involves three components: photoselective drugs, light producing devices and light delivery devices.

         Photoselective drugs transform light energy into chemical energy in a manner similar to the action of chlorophyll in green plants. Certain photoselective drugs accumulate and are retained in fast-growing (hyperproliferating) cells. Hyperproliferation is a characteristic of cells associated with a variety of diseases such as cancer, certain vascular disorders and skin diseases such as psoriasis.

         A photoselective drug is typically administered by intravenous injection and distributes throughout the body. After several hours, the drug starts to clear from normal tissues but is retained in hyperproliferating tissues for up to several days. The drug is inactive until exposed to light of a specific wavelength, which can vary depending on the drug's molecular structure. Exposing the target cells to the appropriate light wavelength permits selective activation of the retained drug and initiates a chemical reaction that generates a highly reactive form of oxygen. High concentrations of this form of oxygen lead to destruction of the cellular membrane and, ultimately, cell death. The response of the target cells depends on, among other factors, the drug dose, the amount of light energy delivered, the physiology of the cell and the vasculature in the diseased areas. Neither the drug nor the light on its own can cause the desired effect. The drug is a catalyst which transfers energy. The chemical reaction stops when the light is turned off. The result of this process is that diseased cells are destroyed with minimal damage to surrounding normal tissues, offering the potential for a more selective method of treating disease than chemotherapy, radiation therapy or surgery, which can damage both normal and abnormal tissues.

         Low-power, non-thermal light can be used to activate photoselective drugs. As a result, there is little or no risk of thermal damage to surrounding tissue, as with traditional thermal lasers. The light is typically generated electronically or by lasers which have been specifically modified for use in photodynamic therapy. The light is often delivered from the light source to the patient via specially modified fiber optics. These fiber optic light delivery devices produce patterns of light for different disease applications and can be channeled into the body for internal applications.

         While light of a specific wavelength is used to cause a photoselective drug to produce chemical reactions leading to cell death, light of a different wavelength can be used to cause the same drug to fluoresce (glow). The fluorescent property of photodynamic drugs offers the potential for their use in diagnostic applications.

Industry

         As early as 1900, scientists observed that certain compounds will sensitize tissues to light. Since the mid-1970s, various aspects of photodynamic therapy have been studied and established in humans. Photodynamic therapy is currently being studied by a variety of companies, physicians and researchers around the world for the treatment of a broad range of disease applications. We believe that industry development has been hindered by various drawbacks including inconsistent drug purity and performance, costly difficult-to-maintain lasers and non-integrated drug and device development. We are addressing these issues in our development programs.

Business Strategy

         Our objective is to apply PhotoPoint -- our photodynamic therapy systems, which integrate photoselective drugs, light producing devices and light delivery devices -- as a primary therapy in targeted disease areas and as an adjunct to surgery or other therapies in these same or other disease areas. Although the potential applications for our PhotoPoint systems are numerous, in 1998 we announced our intention to refine our focus to target large potential market opportunities or diseases with significant unmet medical needs. By doing so, we believe we may be able to accelerate regulatory processes where appropriate and facilitate commercial success. In addition, to facilitate development, regulatory approval, manufacturing, marketing and distribution of our products, we have or seek to form strategic collaborations with partners who are leaders in our targeted disease areas.

Technology and Products

         We are developing synthetic photoselective drugs together with software-controlled desktop light producing devices and fiber optic light delivery and measurement devices for the application of PhotoPoint to a broad range of disease indications. We believe that by being expert in both PhotoPoint drugs and devices, and by integrating the development of these technologies, we can produce easy-to-use PhotoPoint systems which offer the potential for predictable and consistent results.

         Drug Technology. We hold exclusive license rights under certain U.S. and foreign patents to several classes of synthetic, photoselective compounds, subject to certain governmental rights. From our classes of compounds, we have selected SnET2 as our leading drug candidate and have used SnET2 in each of our clinical trials to date. We have granted to Pharmacia & Upjohn an exclusive, worldwide license to use SnET2 in the field of photodynamic therapy for disease indications in the fields of ophthalmology, oncology and urology. We are developing other potential photoselective drugs for additional disease applications and future partnering opportunities.

         We believe that our synthetic photoselective drugs may provide the following benefits:

         o Predictable. The synthetic nature of our photoselective compounds permits us to design drugs with a single molecular structure. We believe that this characteristic may facilitate consistency in clinical treatment settings, as well as predictability in manufacturing and quality control.

         o Minimal side effects. Treatments to date have been well-tolerated, with the primary side effect being a mild, transient skin photosensitivity in some patients.

         o Versatile. We can design drugs with specific characteristics, such as activation by a particular wavelength of light. This versatility provides us with the potential to customize our drugs for particular uses and to take advantage of semiconductor light technology.

          Light Producing Devices. Because our photoselective drugs are synthetic, we have been able to design our drugs to be activated by light produced by readily available, reliable and relatively inexpensive light sources. Our light technologies include software-controlled microchip diodes, light emitting diode or LED arrays and non-thermal lasers. We are collaborating with Iridex Corporation or Iridex on the development of light producing devices for PhotoPoint in the field of ophthalmology and have co-developed a portable, solid state diode light device which is currently being used in clinical trials.

         We believe that our diode and LED array devices offer advantages over laser technology historically used in photodynamic therapy. For example, our software-controlled designs offer reliability and built-in control and measuring features. In addition, our diode systems, which are roughly the size of a desktop computer, are smaller and more portable than traditional laser systems. We believe that it has the potential to offer light producing devices that will be more affordable and convenient than surgical laser systems historically used in photodynamic therapy.

         Light Delivery and Measurement Devices. We are developing and manufacturing light delivery and measurement devices, including a wide variety of fiber optic light delivery devices with specialized tips for use in PhotoPoint. These devices must be highly flexible and appropriate for endoscopic use and must be able to deliver unique patterns of uniform, diffuse light for different disease applications. Our products include microlenses that produce a tiny flashlight beam for discrete surface lesions, the Flex(R) cylinder diffuser which delivers light in a radial pattern along a flexible tip for sites such as the esophagus and spherical diffusers which emit a diffuse ball of light for sites such as the bladder or nasopharynx. Certain of our light delivery devices have been used in our clinical trials. We have also developed light measurement devices for PhotoPoint including devices that detect wavelength and fluorescence to facilitate the measurement of light or drug dose. In addition, through collaborative arrangements with Boston Scientific Corporation in the fields of urology, pulmonology and gastroenterology and Cordis Corporation in the field of cardiovascular disease, we are co-developing medical catheters for use in PhotoPoint.

Targeted Diseases and Clinical Trials

         We believe that PhotoPoint has potential in a wide range of applications. We have selected, based upon regulatory, clinical and market considerations, a number of disease applications, discussed below, on which to focus. Of these applications, age-related macular degeneration, or AMD, currently represents our highest priority, and represents the largest collaborative effort with our corporate partner Pharmacia & Upjohn. Our current clinical trials use SnET2 together with light producing devices and light delivery devices either developed on our own or in collaboration with our partners. Our decision to proceed to clinical trials in any application depends upon such factors as preclinical results, FDA communications, competitive factors, corporate partner commitment and resources, economic considerations and our overall business strategy.

Ophthalmology

         We believe that PhotoPoint has the potential to treat a variety of ophthalmic disorders, including conditions caused by neovascularization, such as AMD, as well as other ophthalmic conditions. Neovascularization is a condition in which new blood vessels grow abnormally under the surface of the retina or other parts of the eye. These fragile vessels can hemorrhage, causing scarring and damage to the nerve tissue and lead to loss of vision. AMD is the leading cause of blindness in Americans over age 50. We are conducting clinical trials for the treatment of choroidal neovascularization associated with AMD. We targeted this area because of the large potential market size as well as the potential for expedited review by governmental regulatory bodies. In June 1998, SnET2 received fast track designation from the U.S. Food and Drug Administration, or FDA, for the treatment of choroidal neovascularization associated with AMD. Under the FDA Modernization Act of 1997, the FDA gives fast track designation to drugs and devices that treat serious or life-threatening conditions that represent unmet medical needs. The designation means that we can submit data during the clinical trial process based on clinical or surrogate endpoints that are likely to predict clinical benefit, and the FDA can expedite its regulatory review. We began Phase III clinical trials for AMD in the United States in the fourth quarter of 1998. We are collaborating with Pharmacia & Upjohn on the co-development of SnET2 in the field of ophthalmology and are collaborating with Iridex, through its subsidiary company, Iris Medical Instruments, Inc., on the co-development of light devices in this field. In addition, we have conducted preclinical studies for the treatment of other ophthalmic diseases such as corneal neovascularization and glaucoma.

Oncology

         Cancer is a large group of diseases characterized by uncontrolled growth and spread of hyperproliferating cells. We targeted this area for our initial products both because of the large potential market size as well as the potential for certain cancer treatments to receive expedited review by governmental regulatory bodies.

         Prostate Cancer. Prostate cancer is the most common malignancy in American men, and mortality from it is second only to lung cancer. Prostate cancer generally progresses slowly, and 58% of all prostate cancers are discovered while still localized (cancer has not spread beyond the prostate gland). We are conducting a Phase I clinical trial using SnET2 for the treatment of localized prostate cancer.

         Other Cancers. In 1998, we announced that we would no longer pursue the commercialization of cutaneous metastatic breast cancer, or CMBC. This decision was made because of business considerations such as small market size, increased costs from changes in FDA required tests, lack of a committed marketing partner for this disease indication and continued use of internal resources. We discontinued trials in AIDS-related Kaposi's sarcoma for similar reasons, including our renewed focus on large market opportunities and those with significant unmet medical need. The information we obtained from these clinical trials has provided an invaluable amount of information on our PhotoPoint treatment in cancer and has enabled us to advance in preclinical studies for the treatment of a variety of other cancers including lung cancer, brain tumors and head and neck cancers. We have an existing oncology Investigational New Drug application, or IND, under which we may choose to submit protocols for clinical trials in oncology indications.

Dermatology

         A number of non-cancerous dermatological disorders have shown potential for being treated with PhotoPoint. One of these is psoriasis, a chronic and potentially debilitating skin disorder. We are currently evaluating topical formulations of SnET2 for psoriasis and other dermatological diseases. We are collaborating with Medicis Pharmaceutical Corporation on the co-development of PhotoPoint in the field of dermatology and, under the provisions of our letter of intent with Medicis, we are responsible for the funding and development of dermatological clinical trials if we elect to move forward. We are continuing to evaluate psoriasis as the next possible dermatology indication and may advance to a clinical trial based on the progress of the development of a topical formulation, preclinical studies and other factors. Preparations include development of LED or other light sources and delivery systems for use in dermatology applications and protocol development for possible clinical trials. In 1998, development and marketing rights to SnET2 for dermatology reverted from Pharmacia & Upjohn back to Miravant.

Other Disease Areas

         We are investigating the use of PhotoPoint in additional disease areas, including the field of cardiovascular disease. Early preclinical studies with PhotoPoint indicate that certain photoselective drugs may be preferentially retained in the hyperproliferating and lipid-rich components of arterial plaques, as they are in cancer cells. We are conducting preclinical studies for the prevention of restenosis, the renarrowing of arterial vessels following angioplasty. We believe that PhotoPoint may provide a means of preventing restenosis, or even treating diffuse atherosclerosis. We have collaborated with Cordis on the joint development of medical catheter devices for such cardiovascular applications. In addition, we believe that PhotoPoint may provide a means of reducing intimal hyperplasia, or excessive cell growth at the anastomosis (stitch) sites, associated with bypass grafts, and we may collaborate with Ramus Medical Technologies on the application of PhotoPoint in the area of bypass grafts. Our decision to proceed to clinical trials depends upon such factors as preclinical results, FDA communications, competitive factors, corporate partner commitment and the availability of financial resources, economic considerations and our overall business strategy. In light of several of these factors, we decided to discontinue development activities in certain diseases, including dysfunctional uterine bleeding, benign prostatic hyperplasia and basal cell carcinoma. This will allow us to focus our activities and resources on other disease applications which better represent large markets and significant unmet medical needs.

Strategic Collaborations

         We are pursuing a strategy of establishing license agreements and collaborative arrangements for the purpose of securing exclusive access to drug and device technologies, funding development activities and providing market access for our products. We seek to obtain from our collaborative partners exclusivity in the field of photodynamic therapy and to retain certain manufacturing and co-development rights. We intend to continue to pursue this strategy where appropriate in order to enhance in-house research programs, facilitate clinical testing and gain access to distribution channels and additional technology. To date, we have entered into the following collaborative arrangements:

Pharmacia & Upjohn

         We have had a collaborative relationship with Pharmacia & Upjohn, Inc. and certain of its subsidiaries, collectively referred to as Pharmacia & Upjohn, relating to the development and commercialization of SnET2 since 1994. Our current relationship is critical to our ophthalmology program.

The original SnET2 license agreements with Pharmacia & Upjohn provided for:

         o The co-development of, and exclusive marketing rights to, SnET2 in the fields of oncology, urology and dermatology;

         o    An equity investment in Miravant; and

         o    Formulation of the SnET2 drug product.

 In 1996, these agreements were amended to include the field of ophthalmology.

 In 1998, significant amendments were made, resulting in:

         o    Additional financial commitment by Pharmacia & Upjohn to oncology;

         o Additional flexibility in Miravant's oncology and urology programs;

         o Increased reimbursement commitment by Pharmacia & Upjohn to the ophthalmology program; and

         o The development and marketing rights for SnET2 in dermatology reverting back to Miravant.

In 1999, the agreements were again amended and supplemented, as follows:

         o Pharmacia & Upjohn increased its participation in ophthalmology by assuming operational control of the clinical and regulatory aspects of the joint ophthalmic programs, including AMD;

         o Pharmacia & Upjohn made an additional $19.0 million equity investment in Miravant, and extended a line of credit to Miravant of $22.5 million;

         o Eliminated certain AMD milestone payments and oncology clinical reimbursements; and

         o Added a right of first negotiation by Pharmacia & Upjohn to SnET2 marketing rights for the cardiovascular field, subject to certain limitations.

         License Agreements. Under a July 1995 development and license agreement and subsequent amendments, collectively referred to as the License Agreements, we granted to Pharmacia & Upjohn an exclusive, worldwide license to use, distribute and sell SnET2 for use in PhotoPoint in the fields of ophthalmology, oncology, urology, and right of first negotiation in cardiovascular diseases.

         Under the amended License Agreements:

         o Pharmacia & Upjohn is responsible for conducting certain aspects of clinical trials involving SnET2 and to fund other current and future preclinical studies and clinical trials conducted by us involving SnET2;

         o We are entitled to receive royalties on the sale of SnET2, payments for certain contemplated indications upon the achievement of certain milestones and reimbursement for certain expenses;

         o Pharmacia & Upjohn has agreed to promote, market and sell SnET2 in certain fields, subject to certain limitations, to refrain from developing or selling other photodynamic therapy drugs in the fields contained in the License Agreements during the agreement term; and

         o Pharmacia & Upjohn has a right of first negotiation with respect to the marketing rights to any new photodynamic therapy drug developed by Miravant in the fields contained in the License Agreements, as well as right of first negotiation to SnET2 for cardiovascular indications.

         With respect to ophthalmology, the License Agreements remain in force for the duration of the patents related to SnET2 or for a period of ten years from the first commercial sale of SnET2 on a country-by-country basis, whichever is longer. After those periods have expired, Pharmacia & Upjohn will have an irrevocable, royalty-free, non-exclusive license to SnET2. With respect to oncology and urology, the license agreement remains in force for so long as Pharmacia & Upjohn is required to pay royalties; certain additional termination provisions apply, which may terminate the agreement as early as July 1, 2000.

         Equity Investment Agreement. In 1999, in connection with the amended license agreement, Miravant and Pharmacia & Upjohn entered into an Equity Investment Agreement, under which Pharmacia & Upjohn purchased from Miravant 1,136,533 shares Common Stock for an aggregate purchase price of $19.0 million. This agreement is in addition to an earlier (1995) stock purchase agreement, under which Pharmacia & Upjohn purchased 600,000 shares of Common Stock from Miravant for $12.0 million, subject to certain restrictions.

         Credit Agreement. In 1999, in connection with the amended license agreement, Miravant and Pharmacia & Upjohn entered into a Credit Agreement under which Pharmacia & Upjohn will lend to Miravant up to $22.5 million in the form of quarterly term loans to be used to support Miravant's ophthalmology, oncology and other development programs, as well as for general corporate purposes, subject to certain affirmative, negative and financial covenants and requirements. Pharmacia & Upjohn may also receive a total of up to 360,000 warrants to purchase Miravant Common Stock. The exercise price of each warrant will be equal to 140% of the average of the closing prices of the Common Stock for the ten (10) trading days immediately preceding the borrowing request for the related loan.

         Drug Supply Agreement. Under a Drug Supply Agreement we agreed to manufacture, or have manufactured, and supply to Pharmacia & Upjohn, upon specified payment terms, Pharmacia & Upjohn's requirements of SnET2 in finished pharmaceutical form for clinical and commercial purposes in the area of photodynamic therapy in the fields of oncology and ophthalmology. The Drug Supply Agreement remains in force for the term of the License Agreements, subject to termination under certain limited circumstances. Upon termination, we have agreed to continue to provide SnET2 to Pharmacia & Upjohn on terms to be negotiated by the parties.

         Device Supply Agreement. Under a Device Supply Agreement we appointed Pharmacia & Upjohn as a non-exclusive worldwide distributor of certain instruments developed, manufactured or licensed by Miravant that produce, deliver or measure light, collectively known as light devices, for use with SnET2 in photodynamic therapy in the fields contained in the License Agreements. The Device Supply Agreement provides for the sale by Miravant to Pharmacia & Upjohn of such light devices at specified rates and we are responsible for the development and regulatory approval of the light devices. During the term of the Device Supply Agreement, Pharmacia & Upjohn is prohibited from developing, manufacturing or purchasing from third parties such light devices or distributing or selling them for use with any photodynamic drug other than SnET2. If, however, we decide not to or are unable to manufacture or supply a particular light device, Pharmacia & Upjohn is entitled to manufacture that device. The Device Supply Agreement remains in force during the term of the 1995 development and license agreement, subject to earlier termination under limited circumstances.

         Formulation Agreement. In August 1994, we entered into a supply contract with Pharmacia & Upjohn to develop an emulsion formulation suitable for intravenous administration of SnET2. Under this agreement, Pharmacia & Upjohn agreed to the following:

         o    They will be our exclusive supplier of such emulsion products;

         o They will manufacture and supply all of our worldwide requirements of certainemulsion formulations containing SnET2; and

         o They will not develop or supply formulations or services for use in any photodynamic therapy applications for any other company.

         This agreement continues indefinitely except that it may be terminated ten (10) years after the first commercial sale of SnET2. Effective November 30, 1998, Pharmacia & Upjohn's rights and obligations under the Formulation Agreement were assigned to Fresenius Kabi LLC, a subsidiary of Fresenius AG, as part of an Asset Transfer Agreement between Pharmacia & Upjohn and Fresenius. Operating terms of the Formulation Agreement were not changed as part of the assignment.

Iridex Corporation

         In May 1996, we entered into a co-development and distribution agreement with Iridex, a leading provider of semiconductor-based laser systems to treat eye diseases. The agreement generally provides:

         o Miravant with the exclusive right to co-develop with Iridex light producing devices for use in photodynamic therapy in the field of ophthalmology;

         o We will conduct clinical trials and make regulatory submissions with respect to all co-developed devices and Iridex will manufacture all devices for such trials, with costs shared as set forth in the agreement; and

         o    Iridex  will  have  an  exclusive,   worldwide  license  to  make,
              distribute and sell all co-developed devices, on which it will pay us royalties.

         The agreement remains in effect, subject to earlier termination in certain circumstances, until ten (10) years after the date of the first FDA approval of any co-developed device for commercial sale, subject to certain renewal rights. The light producing device used in AMD clinical trials was co-developed with Iris Medical Instruments Inc., a subsidiary of Iridex, under this agreement, and its commercialization is governed in part by this agreement.

The University of Toledo, The Medical College of Ohio and St. Vincent Medical Center

         In July 1989, we entered into a License Agreement with the University of Toledo, the Medical College of Ohio and St. Vincent Medical Center, of Toledo, Ohio, collectively referred to as Toledo. This agreement provides us with, among other items, exclusive, worldwide rights:

         o To make, use, sell, license or sublicense certain photoselective compounds (including SnET2) covered by certain Toledo patents and patent applications, or not covered by Toledo patents or patent applications but owned or licensed to Toledo (and which Toledo has the right to sublicense);

         o To make, use, sell, license or sublicense certain of the compounds for which we have provided Toledo with financial support; and

         o To make, use or sell any invention claimed in Toledo patents or applications and any composition, method or device related to compounds conceived or developed by Toledo under research funded by Miravant.

         The agreement further provides that we pay Toledo royalties on the sales of the compounds. As of December 31, 1998, no royalties had been paid or accrued since no drug or related product had been sold. Under the agreement, we are required to satisfy certain development and commercialization objectives. This agreement terminates upon the expiration or non-renewal of the last patent which may issue under this agreement, currently 2013. By its terms, however, the license extends upon issuance of any new Toledo patents. We do not have contractual indemnification rights against Toledo under the agreement. Some of the research relating to the compounds covered by the License Agreement, including SnET2, has been or is being funded in part by certain governmental grants under which the United States Government has or will have certain rights in the technology developed, including the right under certain circumstances to a non-exclusive license or to require Miravant to grant an exclusive license to a third party.

Boston Scientific Corporation

         In December 1993, we executed a strategic development letter agreement with Boston Scientific Corporation, a leading developer, manufacturer and marketer of catheter-based medical technology, for the joint development of catheter-based light delivery devices for photodynamic therapy in the fields of urology, pulmonology and gastroenterology. The letter agreement is intended to provide the framework for a more definitive agreement, relating to, among other things, the distribution, manufacturing and licensing of developed products, and continues until the parties enter into such an agreement. At this time, Miravant and Boston Scientific have not entered into a more definitive agreement.

Chiron Diagnostics

         In November 1997, we executed a letter of intent with Chiron Diagnostics, a subsidiary of Bayer Corporation and an international leader in in vitro diagnostics, to collaborate on studies directed towards the early detection and treatment of lung cancer. The alliance is designed to give us a potentially more sensitive, less invasive and less costly way to identify patients in early stages of cancer who are eligible for participation in PhotoPoint clinical trials. In addition to assisting us in these clinical trials, Chiron has agreed to work exclusively with us in the field of photodynamic therapy for certain oncology indications.

Cordis Corporation

         In December 1993, we executed a strategic development letter agreement with Cordis Corporation, a Johnson & Johnson company and a leader in coronary catheter devices, for the joint development of catheter-based light delivery devices for photodynamic therapy in the cardiovascular field. The letter agreement under which the parties are collaborating is intended to provide the framework for a more definitive agreement, relating to, among other things, the distribution, manufacturing and licensing of developed products, and continues until the parties enter into a definitive agreement. At this time, Miravant and Cordis have not entered into a definitive agreement.

Laserscope

         In  April  1992,   we  entered  into  a  seven  (7)  year  License  and
Distribution Agreement with Laserscope of San Jose, California, a leader in the surgical laser industry. Under this agreement, among other terms:

         o We granted to Laserscope rights to manufacture and sell a dye laser module developed by us;

         o We retained the right to manufacture and sell this system for use with our own photoselective drugs; and

         o Laserscope agreed to pay to us a license fee and royalties on Laserscope's sales.

         We had developed this light producing device prior to the development of our current diode light systems. This agreement terminates in April 1999, at which point Laserscope will have a fully paid-up, non-exclusive license to use the technology.

Medicis Pharmaceutical Corporation

         In October 1997, we executed a letter of intent with Medicis Pharmaceutical Corporation, the leading independent dermatology company in the United States, to develop and commercialize certain PhotoPoint procedures for dermatology applications. The letter agreement is intended to facilitate the clinical development of PhotoPoint in dermatology and provide the framework for a more definitive agreement which would grant Medicis an exclusive license to distribute and sell certain PhotoPoint products in the United States. At this time, Miravant and Medicis have not entered into a definitive agreement.

Ramus Medical Technologies

         In December 1996, our wholly owned subsidiary, Miravant Cardiovascular, Inc., entered into a co-development agreement with Ramus, an innovator in the development of autologous tissue stent-grafts for vascular bypass surgeries. Generally the agreement provides us with the exclusive rights to co-develop our photodynamic therapy technology with Ramus' proprietary technology in the development of autologous vascular grafts for coronary arteries and other vessels. Ramus shall provide, at no cost to us, products for use in preclinical studies and clinical trials with all other preclinical and clinical costs to be paid by us. The agreement remains in effect until the later of ten (10) years after the date of the first FDA approval of any co-developed device for commercial sale, or the life of any patent issued on a co-developed device, subject to certain renewal rights.

         In conjunction with the co-development agreement, we purchased a 33% equity interest in Ramus for $2.0 million, and obtained an option to acquire the remaining shares of Ramus. We have declined to exercise this option and the option period has now expired. Further, we have first refusal rights and pre-emptive rights for any issuance of new securities, whether debt or equity, made by Ramus and Ramus must maintain certain financial and other covenants. Additionally, we entered into a revolving credit agreement with Ramus which provided Ramus with the ability to borrow up to $2.0 million.

Xillix Technologies Corp.

         In June 1998, Miravant purchased a 9% equity interest in Xillix Technologies Corp. for $5.0 million. In conjunction with the investment, we also entered into an exclusive strategic alliance agreement with Xillix to co-develop proprietary systems incorporating PhotoPoint and Xillix's fluorescence imaging technology for diagnosing and treating early stage cancer and pre-malignant tissues. The agreement provides that both companies will own co-developed products and will share the research and development costs associated with the development program. Xillix will receive drug royalty payments from us based on the sale of our drugs used in conjunction with the co-developed technology.

Research and Development Programs

         Our research and development programs are devoted to the discovery and development of drugs and devices for PhotoPoint. These research activities are conducted in-house in our pharmaceutical and engineering laboratories or elsewhere in collaboration with medical or other research institutions or with other companies. We have expended, and expect to continue to spend, substantial funds on our research and development programs.

         Our pharmaceutical research program is focused on the ongoing evaluation of our proprietary compounds for different disease applications. Among our outside or extramural research, we are conducting preclinical studies at various academic and medical research institutions in the United States. We are also active in the research and development of devices for PhotoPoint. These programs include development of fiber optic light delivery devices and measurement devices for accuracy in dosimetry. Device research and development is presently conducted either in-house or in collaboration with partners.

         We have pursued and been awarded various government grants and contracts, such as grants sponsored by the National Institutes of Health and the Small Business Innovative Research Administration, which complement our research efforts and facilitate new development.

Manufacturing

         Our strategy is generally to retain manufacturing rights and maintain pilot manufacturing capabilities and, where appropriate due to financial and production constraints, to partner with leading pharmaceutical and medical device companies for certain elements of our manufacturing processes. We are licensed by the State of California to manufacture bulk drug substance at our Santa Barbara, California facility for clinical trial use. We currently manufacture active SnET2 drug substance, light producing devices and light delivery devices, and conduct other production and testing activities, at this location. However, we have limited capabilities and experience in the manufacture of drug, light producing and light delivery products and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities. Although most of our materials and components are available from various sources, we are dependent on certain suppliers for key materials or services used in our drug and light producing and light delivery device development and production operations. One such supplier is Fresenius, which processes SnET2 into a sterile injectable formulation and packages it in vials for distribution by Miravant. We expect to continue to develop new formulations which may or may not have similar dependencies on suppliers. In addition, regulatory approval will be necessary before we can manufacture drug substance for commercial use.

         In February 1997, we received registration to ISO 9001 and EN 46001 signifying compliance to the International Standards Organization quality systems requirements for design, manufacture and distribution of medical devices. This registration should enable us to more easily attain international device marketing approvals.

Marketing, Sales and Distribution

         Our strategy is to partner with leading pharmaceutical and medical device companies for the marketing, sales and distribution of our products. We have granted to Pharmacia & Upjohn the exclusive, worldwide license to market and sell our leading drug candidate SnET2 in certain disease fields. Under the terms of our co-development arrangements with Boston Scientific and Cordis, these companies have the option of negotiating to enter into long-term agreements with Miravant, under which they will have a license to market and sell the co-developed medical catheters - Boston Scientific in the fields of urology, pulmonology and gastroenterology and Cordis in the field of cardiovascular disease- on a worldwide basis. At this time, we have not entered into long-term agreements. Also, we have granted to Iridex the worldwide license to market and sell all co-developed light producing devices for use in PhotoPoint in the field of ophthalmology, subject to certain provisions with Pharmacia & Upjohn, and we have granted to Medicis the worldwide license to market and sell certain drugs for use in PhotoPoint in the field of dermatology.

         Where appropriate, we intend to seek additional arrangements with collaborative partners, selected for experience in diseaseapplications or markets, to act as our marketing and sales arm and to establish distribution channels for our drugs and devices. We may also distribute our products directly or through independent distributors.

Patents and Proprietary Technology

         We pursue a policy of seeking patent protection for our technology both in the United States and in selected countries abroad. We plan to prosecute, assert and defend our patent rights when appropriate. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

         We are currently the record owner of 26 United States patents, which expire during the time frame 2010 through 2017, a substantial number of which relate to certain light delivery and measurement devices and methods. We are also the record owner of four foreign patents expiring during the time frame from 2012 to 2014. We have a number of United States (and related foreign) patent applications filed and pending. In addition, we have exclusive license rights under 16 issued United States patents, which expire during the time frame from 2006 through 2013, and three issued foreign patents expiring in 2006, and under several pending United States and foreign patent applications, relating to certain photoselective compounds, as well as rights to five method-of-use patents and one co-owned formulation patent.

         We obtained the majority of our photoselective compound patent rights, including rights to SnET2, through an exclusive License Agreement with Toledo. This agreement is the basis for our core drug technology. Certain of the foregoing patents and applications are subject to certain governmental rights described below.

         It is our policy to require our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of our relationship are to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive confidential data or proprietary compounds. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual while rendering services to us, which relate to our business or anticipated business, shall be assigned to us as our exclusive property.

         Certain of our research, including research relating to certain pharmaceutical compounds covered by the License Agreement with Toledo, including SnET2, has been or is being funded in part by Small Business Innovation Research Administration or National Institutes of Health grants. As a result, the United States Government has or will have certain rights in the inventions developed with the funding. These rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license under any of such inventions to a third party if the government determines that:

         o Adequate steps have not been taken to commercialize such inventions;

         o    Such action is necessary to meet public health or safety needs; or

         o Such action isnecessary to meet requirements for public use under federal regulations.

         Federal law requires that any exclusive licensor of an invention that was partially funded by federal grants (which is the case with the subject matter of certain patents issued in our name or licensed from Toledo) agree that it will not grant exclusive rights to use or sell the invention in the United States unless the grantee agrees that any products embodying the invention will be manufactured substantially in the United States, although such requirement is subject to a discretionary waiver by the government. It is not expected that the government will exercise any such rights or that such exercise would have a material impact on us.

Government Regulation

         The research, development, manufacture, marketing and distribution of our products are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products and medical devices are regulated by the FDA through the Food, Drug and Cosmetic Act, known as the FDC Act. The FDC Act and various other federal and state statutes control and otherwise affect the development, approval, manufacture, testing, storage, records and distribution of drugs and medical devices. We are subject to regulatory requirements governing both drugs and devices.

         Drug Products. The FDA generally requires the following steps before a new drug product may be marketed in the United States:

         o    Preclinical studies (laboratory and animal tests);

         o The submission to the FDA of an application for an IND exemption, which must become effective before human clinical trials may commence;

         o Adequate and well-conducted clinical trials to establish safety and efficacy of the drug for its intended use;

         o The submission to the FDA of a New Drug Application, or NDA; and review and approval of the NDA by the FDA before any commercial sale or shipment of the drug.

         In addition to obtaining FDA approval for each new drug product, each drug manufacturing establishment must be registered with the FDA. Manufacturing establishments, both domestic and foreign, are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies and must comply with the FDA's current Good Manufacturing Practices, or GMP, regulations. The FDA will not approve an NDA until a preapproval inspection of the manufacturing facilities confirms that the drug is produced in accordance with current drug GMPs. In addition, drug manufacturing establishments in California must also be licensed by the State of California and must comply with manufacturing, environmental and other regulations promulgated and enforced by the California Department of Health Services.

         Preclinical studies include laboratory evaluation of product chemistry, conducted under Good Laboratory Practices, or GLP, regulations, and animal studies to assess the potential safety and efficacy of the drug and its formulation. The results of the preclinical studies are submitted to the FDA as part of the IND. Unless the FDA objects to the IND, the IND becomes effective 30 days following its receipt by the FDA.

         Clinical trials involve the administration of the investigational drug to human subjects under FDA regulations and other guidance commonly known as Good Clinical Practice, or GCP, requirements under the supervision of a qualified physician. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as a part of the IND. Each clinical study must be conducted under the auspices of an independent Institutional Review Board, or IRB. The IRB considers, among other things, ethical factors, the safety of human subjects and the possible liability of the testing institution.

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap.

         o Phase I represents the initial introduction of the drug to a small group of humans to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence of effectiveness;

         o Phase II involves studies in a limited sample of the intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and optimal dose range and to identify possible adverse effects and safety risks; and

         o Once a compound is found to have some efficacy and to have an acceptable safety profile in Phase II evaluations, Phase III clinical trials are initiated for definitive clinical safety and efficacy studies in a broader sample of the patient population at multiple study sites. The results of the preclinical studies and clinical trials are submitted to the FDA in the form of an NDA for marketing approval.

         Completing clinical trials and obtaining FDA approval for a new drug product is likely to take several years and require expenditure of substantial resources. If an NDA application is submitted, there can be no assurance that the FDA will approve the NDA. Even if initial FDA approval is obtained, further studies may be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Also, the FDA requires post-market surveillance programs to monitor and report the drug's side effects. For certain drugs, the FDA may also, concurrent with marketing approval, seek agreement from the sponsor to conduct post-marketing ("Phase IV") studies to obtain further information about the drug's risks, benefits and optimal use. Results of such monitoring and of Phase IV post-marketing studies may affect the further marketing of the product.

         Where appropriate, we may seek to obtain accelerated review and/or approval of products and to use expanded access programs that may provide broader accessibility and, if approved by the FDA, payment for an investigational drug product. Examples of such activities include pursuing programs such as treatment IND or parallel track IND classifications which allow expanded availability of an investigational treatment to patients not in the ongoing clinical trials, and seeking physician or cross-referenced INDs which allow individual physicians to use an investigational drug before marketing approval and for an indication not covered by the ongoing clinical trials. However, there can be no assurance that we will seek such avenues at any time, or that such activities will be successful or result in accelerated review or approval of any of our products.

         Medical Device Products. Our medical device products are subject to government regulation in the United States and foreign countries. In the United States, we are subject to the rules and regulations established by the FDA requiring that our medical device products are safe and efficacious and are designed, tested, developed, manufactured and distributed in accordance with FDA regulations.

         Under the FDC Act, medical devices are classified into one of three classes (i.e., class I, II, or III) on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Safety and effectiveness can reasonably be assured for class I devices through general controls (e.g., labeling, premarket notification and adherence to GMPs) and for class II devices through the use of general and special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices).

         Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a premarket approval application, or PMA. A PMA requires the completion of extensive clinical trials comparable to those required of new drugs and typically requires several years before FDA approval, if any, is obtained. A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or class II medical device, or to a class III medical device for which the FDA has not called for PMAs. Currently, devices indicated for use in photodynamic therapy, such as our devices, regardless of classification, must be evaluated in conjunction with an IND as a combination drug-device product.

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

         In order to facilitate premarket review of combination products, the FDA designates one of its centers to have primary jurisdiction for the premarket review and regulation of both components, in most cases eliminating the need to receive approvals from more than one center. The determination whether a product is a combination product or two separate products is made by the FDA on a case-by-case basis. Market approval authority for combination photodynamic therapy drug/device products is vested in the FDA Center for Drug Evaluation and Research, or CDER, which is required to consult with the FDA Center for Devices and Radiological Health. As the lead agency, the CDER administers and enforces the premarket requirements for both the drug and device components of the combination product. The FDA has reserved the decision on whether to require separate submissions for each component until the product is ready for premarket approval. Although, to date, photodynamic therapy products have been categorized by the FDA as combination drug-device products, the FDA may change that categorization in the future, resulting in different submission and/or approval requirements.

         If separate applications for approval are required in the future for PhotoPoint devices, it may be necessary for us to submit a PMA or a 510(k) to the FDA for our PhotoPoint devices. Submission of a PMA would include the same clinical studies submitted under the IND to show the safety and efficacy of the device for its intended use in the combination product. A 510(k) notification would include information and data to show that our device is substantially equivalent to previously marketed devices. There can be no assurance as to the exact form of the premarket approval submission required by the FDA or post-marketing controls for our PhotoPoint devices.

         Post-Approval Compliance. Once a product is approved for marketing, we must continue to comply with various FDA, and in some cases Federal Trade Commission, requirements for design, safety, advertising, labeling, record keeping and reporting of adverse experiences associated with the use of a product. The FDA actively enforces regulations prohibiting marketing of products for non-approved uses. Failure to comply with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, failure of the government to grant premarket clearance, premarket approval or export certificates for devices or drugs, delays or suspensions or withdrawals of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Changes in existing requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations.

         International. We are also subject to foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries. These regulations vary from country to country. Beginning in 1995, a new regulatory system to approve drug market registration applications was implemented in the European Union, or EU. The system provides for new centralized, decentralized and national (member state by member state) registration procedures through which a company may obtain drug marketing registrations. The centralized procedure allows for expedited review and approval of biotechnology and high technology/innovative product marketing applications by a central Committee for Proprietary Medicinal Products that is binding on all member states in the EU. The decentralized procedure allows a company to petition individual EU member states to review and recognize a market application previously approved in one member state by the national route. Our devices must also meet the new Medical Device Directive effective in Europe in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a CE Mark authorized by a registered notified body of an EU member state prior to free sale in the EU. Registration and approval of a photodynamic therapy product in other countries, such as Japan, may include additional procedures and requirements, nonclinical and clinical studies, and may require the assistance of native corporate partners.

Competition

         The pharmaceutical and medical device industries are characterized by extensive worldwide research and development efforts and rapid technological change. Competition from other domestic and foreign pharmaceutical or medical device companies and research and academic institutions in the areas of product development, product and technology acquisition, manufacturing and marketing is intense and is expected to increase. These competitors may succeed in obtaining approval from the FDA or other regulatory agencies for their products more rapidly than Miravant. Competitors have also developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products.

         We believe that a primary competitive issue will be the performance characteristics of photoselective drugs, including product efficacy and safety, as well as availability, price and patent position, among other issues. As the photodynamic therapy industry evolves, we believe that new and more sophisticated devices will be required and that the ability of any group to develop advanced devices will be important to market position. We believe that, after approval, competition will be based on product reliability, clinical utility, patient outcomes, marketing and distribution partner capabilities, availability, price and patent position.

         We are aware of various competitors involved in the photodynamic therapy arena. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. One such company is QLT PhotoTherapeutics or QLT. We understand that QLT's drug Photofrin(R) has received marketing approval in the United States and certain other countries for various specific disease indications. QLT is also conducting clinical testing of another drug for the treatment of AMD, which may be first to market.

Employees

         As of March 15, 1999, we employed 171 individuals, approximately 88 of which were engaged in research and development, 40 were engaged in manufacturing and clinical activities and 43 in general and administrative activities. We believe that our relationship with our employees is good and none of the employees are represented by a labor union.

Risk Factors


         This Annual Report on Form 10-K contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. The factors listed below are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.


Early Stage of the Company and its Products

         Our business is at an early stage of development. No revenues have been generated from sales of our drugs and only limited revenues have been generated from sales of our devices. We do not expect to achieve significant levels of revenues for at least several years. Our revenues to date have consisted, and for the foreseeable future are expected to consist, principally of grants awarded, payments for our devices, license fees, royalties, clinical reimbursements, milestone payments and interest income. Our ability to generate significant revenues in the future is dependent upon:

         o Successfully completing our research or product development efforts or those of our collaborative partners;

         o Successfully transforming our drugs or devices currently under development into marketable products;

         o    Obtaining the required regulatory  approvals;

         o Manufacturing our products at an acceptable cost and with appropriate quality;

         o    Favorable acceptance of any products marketed; and

         o Successful marketing and sales efforts of our corporate partner(s).

         We may not be successful in achieving any of the above, and if we are not successful, our business, financial condition and operating results could be adversely affected. The time frame necessary to achieve these goals for any individual product is long and uncertain. Most of our products currently under development will require significant additional research and development and preclinical studies and clinical trials, and all will require regulatory approval prior to commercialization. The likelihood of our success must be considered in light of these and other problems, expenses, difficulties, complications and delays.

Unproven Safety and Efficacy; Clinical Trials

         All of our drug and device products currently under development will require extensive preclinical studies and clinical trials prior to regulatory approval for commercial use. None of our products have completed testing for efficacy or safety in humans. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

         o Our ability to demonstrate to the FDA that SnET2 or any other of our products is safe and efficacious;

         o Our ability to successfully commence and complete the testing for any of our compounds within any specified time period, if at all;

         o Clinical data reported may change as a result of the continuing evaluation of patients;

         o Data obtained from preclinical studies and clinical trials are subject to varying interpretations which can delay, limit or prevent approval by the FDA or other regulatory authorities;

         o Problems in research and development, preclinical studies or clinical trials that will cause us to delay, suspend or cancel clinical trials; and

         o As a result of changing economic considerations, competitive or new technological developments, market approvals or changes, clinical or regulatory conditions, or clinical trial results, our focus may shift to other indications, or we may determine not to further pursue one or more of the indications currently being pursued.

         To date, we have limited experience in conducting clinical trials. We will either need to rely on third parties, including our collaborative partners, to design and conduct any required clinical trials or expend resources to hire additional personnel or engage outside consultants or contract research organizations to administer the clinical trials. We may not be able to find appropriate third parties to design and conduct clinical trials or we may not have the resources to administer clinical trials in-house.

Reliance on Collaborative Partners

         We   have  entered  into   collaborative  relationships   with  certain
corporations and academic institutions for the research and development, preclinical studies and clinical trials, licensing, manufacturing, sales and distribution of our products. These collaborative relationships include:

         o In 1995, we entered into a collaborative agreement with Pharmacia & Upjohn, which was subsequently amended in 1996, 1998 and 1999, pursuant to which we granted to Pharmacia & Upjohn an exclusive worldwide license to use, distribute and sell SnET2 for therapeutic or diagnostic applications in photodynamic therapy for ophthalmology, oncology and urology;

         o Collaborations with Boston Scientific and Cordis for the co-development of catheters for use in photodynamic therapy;

         o Collaborations with Medicis for the clinical development of PhotoPoint in dermatology;

         o Collaborations with Chiron for the early detection and treatment of lung cancer;

         o Collaborations with Iridex, Ramus and Xillix for the development of devices for use in photodynamic therapy in the fields of ophthalmology, cardiovascular disease and oncology, respectively; and

         o Collaborations with Fresenius for final drug formulation and drug product supply.

         The amount of royalty revenues and other payments, if any, ultimately paid by Pharmacia & Upjohn globally to Miravant for sales of SnET2 is dependent, in part, on the amount and timing of resources Pharmacia & Upjohn commits to research and development, clinical testing and regulatory and marketing and sales activities, which are entirely within the control of Pharmacia & Upjohn. Pharmacia & Upjohn may not pursue the development and commercialization of SnET2 and/or may not perform its obligations as expected. Also, we have not yet entered into any definitive collaborative agreements with Boston Scientific, Cordis, Medicis or Chiron. These collaborations may not culminate in definitive collaborative agreements or marketable products. Additionally, Iridex, Ramus and Xillix may not continue the development of devices for use in photodynamic therapy, or such development may not result in marketable products.

         We are currently at various stages of discussions with other companies regarding the establishment of collaborations. Our current and future collaborations are important to us because they allow us greater access to funds, to research, development or testing resources and to manufacturing, sales or distribution resources that we would otherwise not have. We intend to continue to rely on such collaborative arrangements. Some of the risks and uncertainties related to the reliance on collaborations include:

         o    Our ability to negotiate acceptable collaborative arrangements;

         o Future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold;

         o    Such collaborative relationships may  limit  or  restrict  us;

         o Collaborative partners are free to pursue alternative technologies or products either on their own or with others, including our competitors, for the diseases targeted by our programs and products;

         o Our partners may terminate the relationships described above, and we may be required to seek other partners, or expend substantial additional resources to pursue these activities independently. These efforts may not be successful; and

         o Our ability to manage, interact and coordinate our timelines and objectives with our strategic partners.

Competition and Technological Uncertainty

         Many of our competitors have substantially greater financial, technical and human resources than we do, and may also have substantially greater experience in developing products, conducting preclinical studies or clinical trials, obtaining regulatory approvals and manufacturing and marketing. Further, our competitive position could be materially adversely affected by the establishment of patent protection by our competitors. The existing competitors or other companies may succeed in developing technologies and products that are more safe, effective or affordable than those being developed by us or that would render our technology and products less competitive or obsolete.

Liability or Recall

         The use of our products in clinical trials and the sale of our products may expose us to liability claims. These claims could be made directly by patients or consumers, or by companies, institutions or others using or selling our products. The following are some of the risks related to liability and recall:

         o We are subject to the inherent risk that a governmental authority or third party may require the recall of one or more of our products;

         o We have not obtained liability insurance that would cover a claim relating to the use or recall of our products;

         o In the absence of liability insurance,claims made against us or a product recall could have a material adverse effecton us;

         o If we obtain insurance coverage in the future, this coverage may not beavailable at a reasonable cost and in amounts sufficient to protect us against claims that could have a material adverse effect on our financial condition and prospects; and

         o    Liability  claims  relating to our  products  or a product  recall
              could  negatively   effect  our  ability  to  obtain  or  maintain
              regulatory approval for our products.

         We have agreed to indemnify certain of our collaborative partners against certain potential liabilities relating to the manufacture and sale of SnET2 and PhotoPoint light devices.

Government Regulation

         The production and marketing of our products and our ongoing research and development, preclinical studies and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States, including the FDA, and in other countries. All drugs and most medical devices we develop must undergo rigorous preclinical studies and clinical trials and an extensive regulatory approval process administered by the FDA under the FDC Act, and comparable foreign authorities, before they can be marketed. These processes involve substantial cost and can often take many years. We have limited experience in, and limited resources available for regulatory activities. Failure to comply with the applicable regulatory requirements can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution. To date, none of our product candidates being developed have been submitted for approval or have been approved by the FDA or any other regulatory authority for marketing. Some of the risks and uncertainties include:

         o Delays in obtaining approval or rejections due to regulatory review of each submitted new drug, device or combination drug/device application or product license application, as well as changes in regulatory policy during the period of product development;

         o If regulatory approval of a product is granted, such approval may entail limitations on the uses for which the product may be marketed;

         o If regulatory approval is obtained, the product, our manufacturer and the manufacturing facilities are subject to continual review and periodic inspections;

         o    If  regulatory   approval  is  obtained,   such  approval  may  be
              conditional on the satisfaction of the completion of clinical trials or require additional clinical trials;

         o Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market and litigation; and

         o Photodynamic therapy products have been categorized by the FDA as combination drug-device products. If current or future drug/device products do not continue to be categorized for regulatory purposes as combination products, then:

                    o The FDA may require separate drug and device submissions; and

                    o The FDA may require separate approval by regulatory authorities.

         Internationally, beginning in 1995, a new regulatory system to approve drug market registration applications was implemented in the EU. The system provides for new centralized, decentralized and national registration procedures through which a company may obtain drug marketing registrations. The centralized procedure allows for expedited review and approval of biotechnology and high technology/innovative product marketing applications by a central Committee for Proprietary Medicinal Products. The decentralized procedure allows a company to petition individual EU member states to review and recognize a market application previously approved in one member state by the national route. Some of the international risks and uncertainties include:

         o Foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries;

         o Our drug products may not qualify for the centralized review procedure or we may not be able to obtain a national market application that will be accepted by other EU member states;

         o Our devices must also meet the new Medical Device Directive effective in Europe in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a CE Mark authorized by a registered notified body of an EU member state prior to free sale in the EU; and

         o Registration and approval of a photodynamic therapy product in other countries, such as Japan, may include additional procedures and requirements, nonclinical and clinical studies, and may require the assistance of native corporate partners.

Other Laws; Future Legislation or Regulations

         In addition to the regulations for drug or device approvals, we are subject to regulation under state, federal or other law, including regulations for worker occupational safety, laboratory practices, environmental protection and hazardous substance control. We continue to make capital and operational expenditures for protection of the environment in amounts which are not material. Some of the risks and uncertainties related to laws and future legislation or regulations include:

         o Our future capital and operational expenditures may increase and become material;

         o We may also be subject to other present and possible future local, state, federal and foreign regulation;

         o Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States, combined with the continuing efforts of governmental authorities to contain or reduce costs of health care, may result in the enactment of national health care reform or other legislation or regulations that impose limits on the number and type of medical procedures which may be performed or which have the effect of restricting a physician's ability to select specific products for use in certain procedures;

         o Such new legislation or regulations may materially adversely affect the demand for our products. In the United States, there have been, and we expect that there will continue to be, a number of federal and state legislative proposals and regulations to implement greater governmental control in the health care industry;

         o The announcement of such proposals may materially adversely affect our ability to raise capital or to form collaborations; and

         o Legislation or regulations that impose restrictions on the price that may be charged for health care products or medical devices may adversely affect our results of operations.

         We are unable to predict the likelihood of adverse effects which might arise from future legislative or administrative action, either in the United States or abroad.

Health Care Reimbursement

         Our products may not be covered by the various health care providers. If they are not covered, our products may or may not be purchased or sold as expected. Our ability to commercialize our products successfully may depend, in part, on the extent to which reimbursement for these products and related treatment will be available from collaborative partners, government health administration authorities, private health insurers, managed care entities and other organizations. These payers are increasingly challenging the price of medical products and services and establishing protocols and formularies, which effectively limit physicians' ability to select products and procedures. Uncertainty exists as to the reimbursement status of health care products (especially innovative technologies). Additionally, reimbursement coverage, if available, may not be adequate to enable us to achieve market acceptance of our products or to maintain price levels sufficient for realization of an appropriate return on our products.

Limited Manufacturing and Marketing Capability and Experience

         To be successful, our products must be manufactured in commercial quantities under current GMP, prescribed by the FDA and at acceptable costs. Although we intend to manufacture drugs and devices, we have not yet manufactured any products in commercial quantities under GMP and have no experience in such commercial manufacturing. We currently have the capacity, in conjunction with our manufacturing partners Pharmacia & Upjohn and Iridex, to manufacture products at certain commercial levels and will be able to do so upon FDA approval. If we receive an FDA or other regulatory approval we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we will need to expend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our business growth could be limited and could be materially and adversely affected.

         We have limited experience in marketing, distributing and selling pharmaceutical or medical device products. We will need to develop a sales force or rely on our collaborators or licensees or make arrangements with others to provide for the marketing, distribution and sale of our products. We are currently relying on Pharmacia & Upjohn and Iridex for these needs. Our marketing, distribution and sales capabilities or current or future arrangements with third parties for such activities may not be adequate for the successful commercialization of our products.

Uncertainty Regarding Patents and Proprietary Technology

         Our success will depend, in part, on our and our licensors' ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing the proprietary rights of others. The exclusive license relating to various drug compounds, including our leading drug candidate SnET2, may become non-exclusive if we fail to satisfy certain development and commercialization objectives. The termination or restriction of our rights under this or other licenses for any reason would likely have a material adverse impact on the our business and financial condition. Although we believe we should be able to achieve such objectives, we may not be successful.

         The  patent  position  of  pharmaceutical   and  medical  device  firms
generally is highly uncertain. Some of the risks and uncertainties include:

         o The patent applications owned by or licensed to us may not result in issued patents;

         o Our issued patents may not provide us with proprietary protection or competitive advantages;

         o Our issued patents may be infringed upon or designed around by others;

         o Our issued patents may be challenged by others and held to be invalid or unenforceable; and

         o    The  patents of others may have a material adverse effect on us.

         We are aware that our competitors and others have been issued patents relating to photodynamic therapy. In addition, our competitors and others may have been issued patents or filed patent applications relating to other potentially competitive products of which we are not aware. Further, our competitors and others may in the future file applications for, or otherwise obtain proprietary rights to, such products. These existing or future patents, applications or rights may conflict with our or our licensors' patents or applications. Such conflicts could result in a rejection of our or our licensors' applications or the invalidation of the patents. This could have a material adverse effect on our competitive position. If such conflicts occur, or if we believe that such products may infringe on our proprietary rights, we may pursue litigation or other proceedings, or may be required to defend against such litigation. Such proceedings may materially adversely affect our competitive position, and we may not be successful in any such proceeding. Litigation and other proceedings can be expensive and time consuming, regardless of whether we prevail. This can result in the diversion of substantial financial, managerial and other resources from other activities. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related research and development activities or product sales. Some of the risks and uncertainties include:

         o We do not have contractual indemnification rights against the licensors of the various drug patents;

         o We may be required to obtain licenses under dominating or conflicting patents or other proprietary rights of others;

         o Such licenses may not be made available on terms acceptable to us, if at all; and

         o If we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

         We also seek to protect our proprietary technology and processes in part by confidentiality agreements with our collaborative partners, employees and consultants. These agreements could be breached and we may not have adequate remedies for any breach. Also, our trade secrets may become known or be independently discovered by competitors. Certain research activities relating to the development of certain patents owned by or licensed to us were funded, in part, by agencies of the United States Government. When the United States Government participates in research activities, it retains certain rights that include the right to use the resulting patents for government purposes under a royalty-free license.

         We also rely upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect its rights to its unpatented trade secrets and know-how.

Dependence upon Key Personnel and Consultants

         Our success will depend in large part on our ability to attract and retain highly qualified scientific, management and other personnel and to develop and maintain relationships with leading research institutions and consultants. We are highly dependent upon principal members of our management, key employees, scientific staff and consultants which we may retain from time to time. Competition for such personnel and relationships is intense, and we may not be able to continue to attract and retain such personnel. Our consultants may be affiliated with or employed by others, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us. Inventions or processes discovered by such persons will not necessarily become our property and may remain the property of such persons or others.

Dependence upon Suppliers

         We depend on outside suppliers for certain raw materials and components for our products. Such raw materials or components may not continue to be available to our standards or on acceptable terms, if at all, and alternative suppliers may not be available to us on acceptable terms, if at all. Further, we may not be able to adequately produce needed materials or components in-house. We are currently dependent on single, contracted sources for a couple of key materials or services used by us in our drug development, light producing and light delivery device development and production operations. Although most of our raw materials and components are available from various sources, we are currently developing qualified backup suppliers for each of these resources. We have or will enter into agreements with these suppliers, which may or may not be successful or which may encounter delays or other problems, which may materially adversely affect our business.

Environmental Matters

         We are subject to federal, state, county and local laws and regulations relating to the protection of the environment. In the course of our business, we are involved in the handling, storage and disposal of materials that are classified as hazardous. Our safety procedures for handling, storage and disposal of such materials are designed to comply with applicable laws and regulations. However, we may be involved in contamination or injury from these materials. If this occurs, we could be held liable for any damages that result, and any such liability could materially and adversely affect us. Further, the cost of complying with these laws and regulations may increase materially in the future.

Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Our computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, such as:

         o    A temporary  inability to process accounting,  payroll,  database,
              network  and  software   transactions;

         o Possible disruption of environmental, lighting, security controls and other corporate equipment;

         o A temporary inability to process clinical and preclincal testing and data; and

         o Loss of telephone and related voicemail and internet messages, in addition to other similar normal business activities.

         We have undertaken various initiatives intended to ensure that our computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. The term "computer equipment and software" includes systems that are commonly thought of as Information Technology or IT systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems. It also includes systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, air conditioning units, internally developed software and other miscellaneous systems. Based upon our efforts to date, we believe that certain of the computer equipment and software we use may require replacement or modification. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, we currently anticipate that our Year 2000 identification, assessment, remediation and testing efforts, which began in February 1998, will be completed by June 30, 1999. We estimate that as of December 31, 1998, we had completed approximately 60% of the initiatives that we believe will be necessary to fully address potential Year 2000 issues relating to our computer equipment software and non-IT systems. The projects comprising the remaining 40% of the initiatives are in process and are expected to be completed on or about June 30, 1999. The following table describes the Year 2000 initiatives as well as our progress and the anticipated completion dates as of December 31, 1998:



                                                                                Expected
Year 2000 Initiatives                                                           Completion          Percent
                                                                                Date                Complete
                                                                                ----------          --------
     Initial IT system identification......................................     10/98               100%
     Initial IT system assessment..........................................     11/98               100%
     Remediation regarding central system issues...........................      6/99                60%
     Testing regarding central system issues...............................      6/99                10%
     Identification, assessment, remediation and testing regarding desktop
       and individual system issues........................................      6/99                60%
     Identification regarding non-IT system issues.........................     10/98               100%
     Assessment regarding non-IT system issues.............................     11/98               100%
     Remediation regarding non-IT system issues............................      6/99                60%
     Testing regarding non-IT system issues................................      6/99                10%



         We are in the process of communicating with our significant vendors and service providers and strategic partners to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services utilized by such entities are Year 2000 compliant. This process is expected to be completed in May 1999.

         We believe that the cost of our Year 2000 efforts, as well as those costs related to Year 2000 issues of third parties, are expected to approximate $250,000. As of December 31, 1998, we had not incurred any external costs related to our Year 2000 efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. We presently believe that the Year 2000 issue will not pose significant operational problems for us. However, if all Year 2000 issues are not properly identified, the Year 2000 issue may materially adversely impact our results of operations or adversely affect our relationships with vendors, or others. Additionally, the Year 2000 issues of other entities may have a material adverse impact on our systems or results of operations.

Volatility of Stock Price

         The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may have a material adverse effect on the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

         o Future announcements concerning Miravant or our collaborators, competitors or industry;

         o The results of our testing, technological innovations or new commercial products;

         o    The  achievement  of or  failure  to  achieve  certain milestones;
              and

         o Governmental regulations, rules and orders, or developments concerning safety of our products.

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

ITEM 2.  PROPERTIES

         We have entered into four leases for approximately 101,050 square feet of office, laboratory and potential manufacturing space in Santa Barbara, California. The first lease for approximately 18,900 square feet of space was entered into in 1992 and the base rent for 1998, which is adjusted annually based on increases in the consumer price index, was $24,400 per month. This lease was extended in March 1999 and expires in October 2003. The facility is equipped and licensed to allow certain laboratory testing and manufacturing. We manufacture and distribute our active SnET2 drug substance from this facility.

         In the second half of 1996, we entered into two additional leases for approximately 54,800 square feet of office, laboratory and manufacturing space. Each lease provides for rent to be adjusted annually based on increases in the consumer price index and the total rent for both leases was $64,700 per month in 1998. These leases were extended in March 1999 and expire in August 2002. Each leased property is located in a business park and is subject to a master lease agreement. We manufacture our light producing and light delivery devices and perform research and development of drugs, light delivery and light producing devices from these facilities.

         In July 1998, we entered into a fourth lease agreement for approximately 27,400 square feet of primarily office space. The current base rent for this lease is $34,200 per month. The lease expires in October 2003 and provides for rent to be adjusted annually based on increases in the consumer price index. The lease also allows us the ability to sublet all or a portion of the property and it is management's intention to sublet this space during 1999. The leased property is located in a business park where our headquarters are located and is subject to a master lease agreement.

         For each of the four facilities noted above, we may continue to incur additional costs for the construction of the manufacturing, laboratories and office space associated with these facilities.

         During 1997, we entered into a letter of intent with a local developer to have a facility constructed to house our operations for the foreseeable future. We continue to work with the developer with the expected completion date in 2001. Depending on our future needs and financial capabilities we may or may not continue this project.

         In September 1997, the Company began to sublease approximately 3,900 square feet of one of its buildings to Ramus Medical Technologies. The sublease agreement is for three years with rent based upon the percentage of square footage occupied. Rental income from Ramus, which is approximately $4,500 per month, is also subject to increases based upon the consumer price index.

ITEM 3.  LEGAL PROCEEDINGS

         We are not currently party to any material litigation or proceeding and are not aware of any material litigation or proceeding threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         Our Common Stock is traded on The Nasdaq National Market under the symbol MRVT. From August 30, 1995 to September 12, 1997, our Stock was traded on The Nasdaq National Market under the symbol PDTI. Effective September 15, 1997, we changed our name to Miravant Medical Technologies and our ticker symbol to MRVT. The following table sets forth high and low sales prices per share of Common Stock as reported on The Nasdaq National Market based on published financial sources.

                                                                                                          High        Low
                                                                                                          ----        ---
1998:

   First quarter..................................................................................        $39.00     $28.56
   Second quarter.................................................................................         36.00      21.88
   Third quarter..................................................................................         28.75       4.69
   Fourth quarter.................................................................................         17.69       6.13
1997:
   First quarter..................................................................................        $37.25     $25.50
   Second quarter.................................................................................         36.75      22.75
   Third quarter..................................................................................         60.75      34.00
   Fourth quarter.................................................................................         72.00      30.50


         As of March 15, 1999, there were approximately 306 stockholders of record of the Common Stock. Except for the three for two split of the Common Stock declared for stockholders of record at July 24, 1995, we have never paid dividends, cash or otherwise, on our capital stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth and development of our business. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. Our credit agreement with Pharmacia & Upjohn prohibits the payment of dividends on the Common Stock.



ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         In the table below, we provide you with summary historical financial data of Miravant Medical Technologies. We have prepared this information using the consolidated financial statements of Miravant for the five years ended December 31, 1998. The financial statements for the five fiscal years ended December 31, 1998 have been audited by Ernst & Young LLP.

         When you read this summary of historical financial data, it is important that you read along with it the historical statements and related notes in our annual and quarterly reports filed with the SEC, as well as the section of our annual and quarterly reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".



                                                                  Year Ended December 31,
                                    ----------------------------------------------------------------------------------
                                                      (in thousands, except share and per share data)
                                          1998             1997             1996            1995             1994
                                    ---------------  --------------- ---------------  ---------------  ---------------
Statement of Operations Data:

Revenues .......................      $     10,179    $       2,278   $     3,598      $      521       $       130
Costs and expenses..............            41,788           35,065        22,113          12,416             9,350
                                    ---------------  --------------- ---------------  ---------------  --------------
Loss from operations............           (31,609)         (32,787)      (18,515)        (11,895)           (9,220)
Net interest income (expense) ..             3,545            2,578         2,373             185              (259)
                                    ---------------  --------------- ---------------  ---------------  ---------------
Net loss........................      $    (28,064)   $     (30,209)  $   (16,142)     $  (11,710)      $    (9,479)
                                    ===============  =============== ===============  ===============  ===============
Net loss per share (1) .........      $      (1.94)   $       (2.36)  $     (1.37)     $    (1.19)      $     (1.04)
                                    ===============  =============== ===============  ===============  ===============
Shares used in computing net
   loss per share (1) ..........        14,464,044       12,791,044    11,786,429       9,861,212         9,115,926
                                    ===============  =============== ===============  ===============  ===============




                                                                        December 31,
                                    ----------------------------------------------------------------------------------
                                          1998             1997             1996            1995             1994
                                       ------------     ------------     -----------     ------------     ------------

Balance Sheet Data:
Cash and marketable securities (2).    $   11,284       $   83,462       $   52,098      $   8,886        $   1,483
Working capital....................        11,134           80,734           51,519          6,403             (882)
Total assets.......................        23,810           93,031           59,886         11,259            3,545
Long-term obligations .............            --               --               21            203              778
Accumulated deficit................      (108,918)         (80,854)         (50,645)       (34,503)         (22,793)
Total shareholders' equity.........        19,686           87,698           56,717          8,167              150
-----------

(1)See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(2)See Note 3, 11 and 12 of Notes to Consolidated Financial Statements for information concerning the changes in cash and marketable securities.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

General

         Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint, our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $108.9 million as of December 31, 1998. We expect to continue to incur substantial, and possibly increasing, operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

         Our revenues primarily reflect income earned from licensing agreements, grants and royalties from device product sales. To date, we have received no revenue from the sale of drug products, and we are not permitted to engage in commercial sales of drugs or devices until such time, if ever, as we receive requisite regulatory approvals. As a result, we do not expect to record significant product sales until such approvals are received.

         Until we commercialize our product(s), we expect revenues to continue to be attributable to licensing agreements, grants and royalties from device product sales. We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, our ability to successfully manufacture, market and distribute our drug products and device products and/or the restructuring or establishment of collaborative arrangements for the manufacturing, marketing and distribution of some of our products. We anticipate our operating activities will result in substantial net losses for several more years.

         In June 1998, we amended the development and funding provisions of our previously executed 1995 SnET2 license agreements with Pharmacia & Upjohn, Inc. and some of its subsidiaries, which together are referred to as Pharmacia & Upjohn in this report. Under the amended ophthalmology agreement, we were to conduct all preclinical studies and U.S. clinical trials and would be reimbursed by Pharmacia & Upjohn for all out-of-pocket expenses incurred, provided that the trials were conducted in accordance with the agreement. Pharmacia & Upjohn was to conduct all international clinical trials in ophthalmology. We also amended our oncology, urology and dermatology license agreement to return to us the rights for SnET2 in dermatology and to provide for the funding of $2.5 million in quarterly amounts for use in our oncology and urology programs. Subsequently, in January 1999, we entered into an Equity Investment Agreement, which amended the June 1998 ophthalmology, oncology and urology agreements with Pharmacia & Upjohn. Under this 1999 agreement, Pharmacia & Upjohn has purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, which represents the acceleration of the remaining six $2.5 million quarterly payments and two future milestone payments for age-related macular degeneration, or AMD, under the amended June 1998 license agreements. Under a separate agreement, Pharmacia & Upjohn will also extend to us up to $22.5 million in credit in the form of six quarterly loans of $3.75 million each to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes, which are subject to certain limitations and requirements.

         During the third quarter of 1998 and in connection with the 1998 amendment of the Pharmacia & Upjohn agreements, we implemented a cost restructuring program designed to focus our resources on our core development programs, which emphasizes large potential market opportunities and unmet medical needs. Additionally, the program was designed to utilize the cost reimbursement components of the 1998 amended Pharmacia & Upjohn agreements as well as streamline administrative activities, reduce overhead costs and eliminate positions that were not central to our core development programs. We will continue to evaluate the use of our resources as our funding provisions change and as opportunities present themselves.

         We are currently conducting clinical trials in oncology and ophthalmology. In dermatology, we are investigating the development of topical formulations of our photoselective drugs. Based upon the outcome of these studies and various economic and development factors, including cost, reimbursement and the available alternative therapies, we may or may not elect to further develop PhotoPoint procedures in oncology, ophthalmology, dermatology or in any other indications.

         We have awarded, and may award in the future, stock options that vest upon the achievement of certain milestones. Under Accounting Principals Board Opinion No. 25, such options are accounted for as variable stock options. As such, until the milestone is achieved (but only after it is determined to be probable), deferred compensation is recorded in an amount equal to the difference between the fair market value of the Common Stock on the date of determination less the option exercise price and is adjusted from period to period to reflect changes in the market value of the Common Stock. Deferred compensation, as it relates to a particular milestone, is amortized over the period between when achievement of the milestone becomes probable and when the milestone is estimated to be achieved. Amortization of deferred compensation could result in significant additional compensation expense being recorded in future periods based on the market value of the Common Stock from period to period.

Results of Operations

         The following table provides a summary of our revenues for the years ended December 31, 1998, 1997 and 1996:



 ---------------------------------------------------------------------------------------------------------------------------
 Consolidated Revenues                                                   1998               1997                1996
 ---------------------------------------------------------------------------------------------------------------------------

 Product sales ................................................     $        --           $     2,000           $     5,000
 Grants........................................................         674,000               146,000               577,000
 Royalties.....................................................         191,000               234,000                73,000
 License.......................................................       9,314,000             1,896,000             2,943,000
 ---------------------------------------------------------------------------------------------------------------------------
 Total Revenues................................................     $10,179,000           $ 2,278,000           $ 3,598,000
 ---------------------------------------------------------------------------------------------------------------------------




         Revenues. Our revenues decreased from $3.6 million in 1996 to $2.3 million in 1997 and increased to $10.2 million in 1998.

         The fluctuations in license income are due to the following:

         o During 1998, we recorded revenues for oncology expenditures of $1.2 million under the original Pharmacia & Upjohn license agreement and $5.0 million under the June 1998 amended license agreement. In 1997 and 1996, revenues were $1.2 million and $2.3 million, respectively. The amounts were recorded for the specific reimbursement of oncology clinical program costs during those years in metastatic breast cancer, basal cell carcinoma, Kaposi's sarcoma and prostate cancer. These fluctuations in revenues are based on the timing of specific reimbursements and reimbursable costs incurred in preclinical studies and clinical trials, as well as the structure of the payments received under the different oncology agreements. In 1996, 1997 and the first two quarters of 1998, we were reimbursed for only the out-of-pocket or direct costs incurred in these programs. In the last two quarters of 1998, under the amended agreement, we received two quarterly payments of $2.5 million each which were designed to cover both the direct and indirect costs of these programs.

         o During 1998, we recorded revenues of $3.1 million for the specific reimbursement for out-of-pocket or direct costs incurred in preclinical studies and clinical trials in ophthalmology from the continuation of Phase I/II clinical trials in the first half of 1998 and the commencement of our Phase III clinical trials in the second half of 1998. During 1997 and 1996, we recorded revenues of $724,000 and $636,000, respectively, for expenditures related to preclinical studies and Phase I/II clinical trials in ophthalmology. The revenues recorded for ophthalmology cost reimbursement have continued and are expected to continue to increase as we progress through various stages of clinical trials.

         The fluctuations in grant income are due to the following:

         o We were awarded a one year grant of $904,000 in 1995 and a two year grant of $1.5 million in 1997. Since the grant periods began October 1 of those years, we recorded nine and twelve months worth of grant revenue in 1996 and 1998, respectively. In 1996 and 1998, grant revenue amounted to $577,000 and $674,000, respectively. In 1997, we recorded only one quarter's worth of grant income of $146,000.

         The fluctuations in royalty income are due to the following:

         o We earn royalty income from a 1992 license agreement with Laserscope, which provides royalties on the sale of our previously designed device products. The fluctuations in revenues recorded are a function of the number of device products sold by Laserscope in each of the respective periods.

         The level of license, grant and royalty income is likely to fluctuate materially from period to period and in the future depending on the amount of clinical costs incurred and/or reimbursed, the achievement of milestones and the extent of development activities under the amended Pharmacia & Upjohn license agreements, the amount of grant income awarded and expended and the amount of device products sold by Laserscope. Under the 1999 amended Pharmacia & Upjohn license agreements for ophthalmology, oncology and urology, we will only be reimbursed for the specific costs for preclinical studies and clinical trials in ophthalmology and we will no longer be reimbursed for any oncology and urology program costs, as the quarterly reimbursement payments for these costs were accelerated in connection with the $19.0 million equity investment made by Pharmacia & Upjohn. The Laserscope license agreement will terminate in April 1999 and no further royalties are expected to be received.

         Cost of Goods Sold. Our cost of goods sold decreased from $5,000 in 1996 to $1,000 in 1997 and to zero in 1998. The decrease in cost of goods sold from 1996 through 1998 is due to the reduction in sales of our custom devices due to our decision to allocate our manufacturing resources to supporting our preclinical and clinical programs. We expect gross margins to be insignificant until we commence commercial sales of our products.

         Research and Development. Our research and development expenses increased from $15.7 million in 1996 to $19.1 million in 1997 and to $27.5 million in 1998. The increase in research and development expenses for the year ended December 31, 1998 compared to the year ended December 31, 1997, relates primarily to:

         o The costs associated with the screening, treatment and monitoring of qualified individuals participating in clinical trials for AMD and prostate cancer;

         o The preparation of the documentation for clinical trials and regulatory filings; and

         o The preclinical studies and development work associated with the development of existing and new drug compounds, formulations and clinical programs.

         In addition, research and development expenses continue to increase in conjunction with our progression through the various stages of preclinical studies and clinical trials and the increased costs associated with the purchase of raw materials and supplies for the production of devices and drugs for use in these studies and trials. The increase in research and development expense from 1996 to 1997 is consistent with the above items, except for that the clinical trial costs were those incurred in clinical programs in Phase II/III metastatic breast cancer, basal cell carcinoma and Kaposi's sarcoma and in the Phase I/II AMD program. Future research and development expenses may fluctuate depending  on the  impact  of our  cost  restructuring  program  implemented  in
September 1998, the structure of any future or existing collaborative agreements, continued expenses incurred in our clinical trials in ophthalmology and oncology, and costs associated with the pharmaceutical manufacturing scale-up and expansion of our research and development programs, which includes the increased hiring of personnel and continued expansion of preclinical studies and clinical trials.

         Selling, General and Administrative. Our selling, general and administrative expenses increased from $6.4 million in 1996 to $14.9 million in 1997 and decreased to $11.3 million in 1998. The overall decrease in selling, general and administrative expenses for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to a $5.5 million decrease in advertising expenses. Aside from the advertising expenses incurred in 1997, selling, general and administrative expenses have increased from 1996 to 1998 due primarily to:

         o    An  increase  in  costs  associated  with  professional   services
              received from financial consultants, attorneys and public and media relations;

         o An increase in payroll and overhead costs due to the addition of administrative and corporate personnel needed to support research and development and corporate activities; and

         o An increase in compensation expense associated with options and warrants issued to consultants and expense recorded for the executive option loans.

         Future selling, general and administrative expenses are expected to remain constant due to our September 1998 cost restructuring program, but may change due to the increased support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and warrants and financial consultants and general corporate matters.

         Loss in Investment in Affiliate. In connection with our equity investment in Ramus Medical Technologies, or Ramus, made in December 1996, we recorded $2.9 million as expense related to Ramus for the year ended December 31, 1998 as compared to $1.1 million for the year ended December 31, 1997. For the year ended December 31, 1998, the $2.9 million loss consists primarily of a $1.8 million reserve for funds provided to Ramus in 1998 under the Ramus revolving credit agreement, as well as $895,000 related to our equity investment in Ramus. The $1.1 million in expense recorded in 1997 represents 100% of Ramus' losses for fiscal 1997. While Ramus' losses from operations are expected to continue beyond 1998, we will not record any further losses associated with Ramus' operating losses as our investment in Ramus has been completely reduced to zero as of December 31, 1998. As of December 31, 1998, Ramus had $250,00 available to borrow on their loan which, if borrowed, will be fully reserved for.

         Interest and Other Income. Interest and other income increased from $2.4 million in 1996 to $2.6 million in 1997 and to $3.5 million in 1998. The increase from 1996 to 1998 resulted primarily from the investment of proceeds received from our secondary public offering in April 1996 and our private equity offerings in September and October 1997. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period.

         Interest Expense. Interest expense decreased from $34,000 in 1996 to $6,000 in 1997 and to $1,000 in 1998. The decrease in interest expense from 1996 through 1998 resulted primarily from the conversion of our convertible notes to Common Stock and the completion of payments under our capital lease arrangements. The level of future interest expense will be subject to the amount of borrowings under the Pharmacia & Upjohn Credit Agreement.

         As of December 31, 1998, we had approximately $120.1 million of net operating loss carryforwards for federal income tax purposes, which expire at various dates from the years 2002 through 2018. In addition, we had approximately $5.1 million of research and development and alternative minimum tax credit carryforwards available for federal and state tax purposes. We also had a state net operating loss tax carryforward of $28.1 million which expires at various dates from the years 1999 to 2003. Under Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited based on our changes in the percentage of ownership. Our ability to utilize the net operating loss carryforwards, without limitation, is uncertain.

         We do not believe that inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

         Since inception through December 31, 1998, we have accumulated a deficit of approximately $108.9 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, Pharmacia & Upjohn's purchases of Common Stock and a secondary public offering. As of December 31, 1998, we have received proceeds from the sale of equity securities and convertible notes of approximately $181.5 million.

         In September and October 1997, we entered into a private placement offering, which was subsequently amended with respect to certain purchasers, which provided net proceeds to Miravant of approximately $68.2 million. During 1998, under the price protection and repurchase provisions of these agreements, we issued an additional 2,444,380 shares of Common Stock, repurchased 337,500 shares of Common Stock for $16.9 million and paid $8.6 million. Additionally, during 1999, we completed our price protection obligations through the payment of $4.2 million and the issuance of 688,996 shares Common Stock and the issuance of 450,000 warrants to purchase Common Stock at an exercise price of $35.00 per share. As such, we have no further obligation to these purchasers under the price protection or repurchase provisions of the Securities Purchase Agreements and the amendments thereto.

         In December 1997, the Board of Directors authorized a Common Stock repurchase program allowing for the repurchase of up to 750,000 shares of Common Stock. This 750,000 share repurchase authorization was in addition to and superseded the repurchase program authorized in July 1996, which allowed for the repurchase of up to 600,000 shares of Common Stock. Under these programs, we repurchased 725,000 shares in 1998 and 301,000 shares in 1997 at a cost of $17.9 million and $10.0 million, respectively. As of December 31, 1998 all shares repurchased were retired.

         In January 1999, we entered into an Equity Investment Agreement with Pharmacia & Upjohn whereby Pharmacia & Upjohn purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, which represented the acceleration of the oncology and urology reimbursement payments and the AMD milestone payments. Pharmacia & Upjohn will also extend to us up to $22.5 million in credit over the next two years to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes.

         In June 1998, we purchased a $5.0 million, 9% equity interest in Xillix. We received 2,691,904 shares of Xillix common stock in exchange for $3.0 million in cash and 58,909 shares of restricted Miravant Common Stock at the market value on the date of the agreement of $25.06 per share, or $1.5 million. In addition, we entered into a strategic alliance agreement with Xillix to co-develop proprietary systems incorporating the technology of each company and to share the research and development costs. To date, we have not incurred any costs under this agreement.

         In April 1998, we entered into a revolving credit agreement with our affiliate, Ramus, which provided Ramus with the ability to borrow up to $2.0 million. During 1998, we provided $1.8 million in loans to Ramus. In addition, we had an exclusive option to purchase the remaining shares of Ramus for a specified amount under certain terms and conditions. The option expired March 3, 1999 and we elected not to exercise the option.

         In February 1998, we agreed to guaranty a term loan in the amount of $7.6 million from a bank to a director of ours at the time. In June 1998, the director did not stand for re-election on the Board of Directors. The loan is due and payable on July 31, 1999, or sooner upon an event of default and is secured by all of the individual's shares of our Common Stock. We also granted the bank a security interest in an account maintained at the bank and agreed, upon an event of default, to purchase the loan from the bank for a price generally equal to the then outstanding principal, plus accrued interest, fees and costs. If we purchase the loan, we have the option to acquire all of the individual's shares at a price equal to 50% of the 20-day average closing price, net of the loan repayment. The individual also agreed to certain restrictions on the sale of such shares. Under the loan agreement and the guaranty, the individual and Miravant are subject to the maintenance of specified financial and other covenants.

         For 1998, 1997 and 1996, we required cash for operations of $21.7 million, $23.8 million and $15.1 million, respectively. The increase from 1996 through 1998 was primarily due to an increase in operating activities associated with the continued expansion of preclinical studies and clinical trials, the increase in research and development programs and personnel and the increase in general corporate activities. For 1998, we required net cash for financing activities of $42.5 million as compared to net cash provided by our financing activities of $59.1 million in 1997 and $62.2 million in 1996. The increase in 1998 is primarily related to our repurchase of Common Stock under the Board authorized stock repurchase program and the repurchase of our Common Stock pursuant to the Securities Purchase Agreement and related amendments, which amounted to $17.9 million and $16.9 million, respectively. The 1997 and 1996 increases resulted from proceeds from our private equity placements in September and October 1997 and our secondary public offering in April 1996.

         We invested a total of $8.5 million in property and equipment from 1996 through 1998. During 1998, we entered into a new lease agreement for an additional facility, for which we have the ability to sublease. We expect to continue to purchase property and equipment in the future as we continue to expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

         Our future capital requirements will depend on numerous factors including:

         o The progress and magnitude of our research and development programs, including preclinical studies and clinical trials;

         o    The time involved in obtaining regulatory approvals;

         o    The cost involved in filing and maintaining patent claims;

         o    Competitor and market conditions;

         o    Investment opportunities;

         o    Our ability to establish and maintain collaborative arrangements;

         o The cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements; and

         o Our ability to obtain grants to finance research and development projects.

         Our ability to generate substantial funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, scale-up, administrative activities and additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

          o Our ability to raise funds in the future through public or private financings, collaborative arrangements or from other sources;

          o The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs with us in exchange for manufacturing, marketing, distribution or other rights to products developed by us; and

          o   Our ability to maintain our existing collaborative arrangements.

         We can not guarantee that additional funding will be available to us when needed. If it is not, we will be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities and our business and financial results and condition would be materially adversely affected.

         Except for the historical information herein, the matters discussed in this report are deemed forward-looking statements under federal securities laws that involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements depending on a number of factors including, among other things, the risks, uncertainties and other factors detailed in Item 1, "Business - Risk Factors."

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates. The risks related to foreign currency exchange rates are immaterial and we do not use derivative financial instruments.

         From time to time, we maintain a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments, and that the we have no borrowings outstanding, we are not subject to significant interest rate risk.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

         The Report of Independent Accountants and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements of Miravant that are filed as part of this Report are listed under Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages 34 through 53 immediately following the signature page of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This   information  is  incorporated  by  reference  to  the  Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         This   information  is  incorporated  by  reference  to  the  Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This   information  is  incorporated  by  reference  to  the  Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This   information  is  incorporated  by  reference  to  the  Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.




                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)           Index to Consolidated Financial Statements:                           Page

                 Report of Independent Auditors                                         36
                 Consolidated Balance Sheets as of
                      December 31, 1998 and 1997                                        37
                 Consolidated Statements of Operations for the
                      years ended December 31, 1998, 1997 and 1996                      38
                 Consolidated Statements of Shareholders'
                      Equity for the years ended December 31,
                      1998, 1997 and 1996                                               39
                 Consolidated Statements of Cash Flows for the
                      years ended December 31, 1998, 1997 and 1996                      40
                 Notes to Consolidated Financial Statements                             41


(a)(2)           Index to Consolidated Financial Statement Schedules:

                 All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(a)(3)           Index to Exhibits:

                 See Index to Exhibits on pages 54 to 55

(b)              Reports on Form 8-K:

                 None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Miravant Medical Technologies

                                   /S/ Gary S. Kledzik
                                   ---------------------------------------
                                   Gary S. Kledzik, Ph.D., Chief Executive
                                   Officer and Chairman of the Board

Dated:  March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                               Title                                             Date


/S/ Gary S. Kledzik                     Chairman of the Board, Director,                  March 30, 1999
-----------------------                 and Chief Executive Officer,
Gary S. Kledzik, Ph.D.                  (Principal Executive Officer)



/S/ David E. Mai                        Director and President                            March 30, 1999
-----------------------
David E. Mai


/S/ John M. Philpott                    Chief Financial Officer and Controller            March 30, 1999
-----------------------                 (Principal Financial Officer and
John M. Philpott                        Principal Accounting Officer)



/S/ Larry S. Barels                     Director                                          March 30, 1999
-----------------------
Larry S. Barels


/S/ William P. Foley II                 Director                                          March 30, 1999
-----------------------
William P. Foley II


/S/ Charles T. Foscue                   Director                                          March 30, 1999
-----------------------
Charles T. Foscue


/S/ Raul E. Perez                       Director                                          March 30, 1999
-----------------------
Raul E. Perez, M.D.

/S/ Jonah Shacknai                      Director                                          March 30, 1999
-----------------------
Jonah Shacknai

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Miravant Medical Technologies

We have audited the accompanying consolidated balance sheets of Miravant Medical Technologies as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miravant Medical Technologies at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                        /S/ Ernst & Young LLP
                                                        ---------------------
                                                            ERNST & YOUNG LLP

Woodland Hills, California
March 4, 1999

                                              CONSOLIDATED BALANCE SHEETS


                                                                                              December 31,
                                                                                        1998                  1997
                                                                                 ------------------   -------------------

                                    Assets
Current assets:
   Cash and cash equivalents...............................................      $     11,284,000     $      55,666,000
   Investments in short-term marketable securities.........................                    --            27,796,000
   Accounts receivable.....................................................             3,182,000             1,833,000
   Prepaid expenses and other current assets...............................               792,000               772,000
                                                                                 ------------------   -------------------
Total current assets.......................................................            15,258,000            86,067,000

Property, plant & equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,720,000             1,578,000
   Equipment...............................................................             5,180,000             3,752,000
   Leasehold improvements..................................................             4,232,000             3,071,000
   Capital lease equipment.................................................               184,000               184,000
                                                                                 ------------------   -------------------
                                                                                       11,344,000             8,613,000
   Accumulated depreciation and amortization...............................            (5,514,000)           (2,886,000)
                                                                                 ------------------   -------------------
                                                                                        5,830,000             5,727,000
Investments in affiliates..................................................             1,512,000               895,000
Loan to affiliate, net of reserve of $1.8 million at December 31, 1998.....                    --                    --
Patents and other assets...................................................             1,210,000               342,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $     23,810,000      $     93,031,000
                                                                                 ==================   ===================

                      Liabilities and shareholders' equity
Current liabilities:
   Accounts payable........................................................      $      3,541,000      $      4,290,000
   Accrued payroll and expenses............................................               583,000             1,022,000
   Current portion of capital lease obligations............................                    --                21,000
                                                                                 ------------------   -------------------
Total current liabilities..................................................             4,124,000             5,333,000


Shareholders' equity:
   Common stock, 50,000,000 shares authorized;  16,080,054 and 13,952,847 shares issued and outstanding at December 31, 1998 and
     December 31, 1997, respectively.......................................           135,989,000           170,451,000
   Notes receivable from officers..........................................            (1,525,000)                   --
   Deferred compensation...................................................            (2,896,000)           (1,899,000)
   Unrealized loss on available-for-sale securities........................            (2,964,000)                   --
   Accumulated deficit.....................................................          (108,918,000)          (80,854,000)
                                                                                 ------------------   -------------------
Total shareholders' equity.................................................            19,686,000            87,698,000
                                                                                 ------------------   -------------------
Total liabilities and shareholders' equity.................................      $     23,810,000      $     93,031,000
                                                                                 ==================   ===================

See accompanying notes.




                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Year ended December 31,
                                                                   1998                 1997                1996
                                                            -------------------  -------------------  ------------------


Revenues:
   Product sales.....................................        $             --     $          2,000     $         5,000
   Grants, licensing and royalty revenues............              10,179,000            2,276,000           3,593,000
                                                            -------------------  -------------------  ------------------
Total revenues.......................................              10,179,000            2,278,000           3,598,000

Costs and expenses:
   Cost of goods sold................................                      --                1,000               5,000
   Research and development..........................              27,548,000           19,053,000          15,715,000
   Selling, general and administrative...............              11,311,000           14,906,000           6,393,000
   Loss in affiliate.................................               2,929,000            1,105,000                  --
                                                            -------------------  -------------------  ------------------
Total costs and expenses.............................              41,788,000           35,065,000          22,113,000

Loss from operations.................................             (31,609,000)         (32,787,000)        (18,515,000)

Interest and other income (expense):
   Interest and other income.........................               3,546,000            2,584,000           2,407,000
   Interest expense..................................                  (1,000)              (6,000)            (34,000)
                                                            -------------------  -------------------  ------------------
Total net interest and other income..................               3,545,000            2,578,000           2,373,000
                                                            -------------------  -------------------  ------------------

Net loss.............................................        $    (28,064,000)    $    (30,209,000)    $   (16,142,000)
                                                            ===================  ===================  ==================
Net loss per share - basic and diluted...............        $          (1.94)    $          (2.36)    $         (1.37)
                                                            ===================  ===================  ==================
Shares used in computing net loss per share..........              14,464,044           12,791,044          11,786,429
                                                            ===================  ===================  ==================

See accompanying notes.





                                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Notes                                   Accumulated
                                                               Receivable                                    Other
                                           Common Stock           From       Deferred      Accumulated   Comprehensive
                                       Shares        Amount     Officers   Compensation      Deficit        Income         Total
                                   ------------ -------------- ----------  ------------- --------------  ------------- -------------


Balance at January 1, 1996.......  10,401,358   $ 50,188,000   $       --  $ (7,518,000)  $ (34,503,000)  $       --   $  8,167,000
Issuance of stock at $48.00 per
 share (net of approximately
 $6,733,000 of offering
 costs)..........................   1,500,000     65,267,000           --            --              --           --     65,267,000
Exercise of stock options and
 warrants........................     563,456      1,010,000           --            --              --           --      1,010,000
Conversion of notes payable
 (net of approximately $5,000
 of debt issuance costs).........      11,562         87,000           --            --              --           --         87,000
Repurchases of stock.............    (138,500)    (3,948,000)          --            --              --           --     (3,948,000)
Deferred compensation related
 to stock options and warrants
 granted.........................          --     (3,630,000)          --     3,630,000              --           --             --
Amortization of deferred
 compensation  ..................          --             --           --     2,276,000              --           --      2,276,000
Net loss ........................          --             --           --            --     (16,142,000)          --    (16,142,000)
                                   ------------ -------------- ----------- -------------- -------------- -------------- ------------
Balance at December 31, 1996.....  12,337,876    108,974,000           --    (1,612,000)    (50,645,000)          --     56,717,000

Issuance of stock at $50.00 per
 share (net of approximately
 $2,627,000 of offering costs)...   1,416,000     68,173,000           --            --              --           --     68,173,000
Exercise of stock options and
 warrants........................     485,799      1,080,000           --            --              --           --      1,080,000
Issuance of stock awards.........      14,172        456,000           --            --              --           --        456,000
Repurchases of stock.............    (301,000)   (10,041,000)          --            --              --           --    (10,041,000)
Deferred compensation related
 to warrants granted, net of
 cancellations...................          --      1,809,000           --    (1,809,000)             --           --             --
Amortization of deferred
 compensation....................          --             --           --     1,522,000              --           --      1,522,000
Net loss.........................          --             --           --            --     (30,209,000)          --    (30,209,000)
                                   ------------ -------------- ------------ ------------- -------------- ------------- -------------
Balance at December 31, 1997.....  13,952,847    170,451,000           --    (1,899,000)    (80,854,000)          --     87,698,000

Exercise of stock options and
 warrants.......................      551,566      2,330,000           --            --              --           --      2,330,000
Notes receivable from officers..       83,731        179,000   (1,525,000)           --              --           --     (1,346,000)
Issuance of stock awards........       51,121      1,579,000           --            --              --           --      1,579,000
Repurchases of stock............     (725,000)   (17,911,000)          --            --              --           --    (17,911,000)
Fulfillment of  obligations
 under the Securitie Purchase
 Agreement and related
 amendments.....................    2,106,880    (25,521,000)          --            --              --           --    (25,521,000)
Deferred compensation related
 to warrants granted and notes
 from officers..................           --      3,406,000           --    (3,406,000)             --           --             --
Amortization of deferred
 compensation...................           --             --           --     2,409,000              --           --      2,409,000
Issuance of stock related to
 investment in Xillix and
 unrealized loss................       58,909      1,476,000           --            --              --   (2,964,000)    (1,488,000)
Net loss........................           --             --           --            --     (28,064,000)          --    (28,064,000)
                                   =========== ============== ============= ============= ============== ============= =============
Balance at December 31, 1998....   16,080,054  $ 135,989,000  $(1,525,000)  $(2,896,000)  $(108,918,000) $(2,964,000)  $ 19,686,000
                                   =========== ============== ============= ============= ============== ============= =============


See accompanying notes.




                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year ended December 31,
                                                                        1998                 1997                 1996
                                                                  ----------------     ----------------     -----------------


Operating activities:
    Net loss...............................................       $   (28,064,000)     $   (30,209,000)     $    (16,142,000)
    Adjustments to reconcile net loss to net cash used
    by operating activities:
       Depreciation and amortization.......................             2,736,000            1,099,000               615,000
       Amortization of deferred compensation...............             2,409,000            1,522,000             2,276,000
       Reserve for loan receivable from affiliate..........             1,808,000                   --                    --
       Stock awards........................................             1,579,000              456,000                    --
       Write-off of investment in affiliate................               895,000            1,105,000                    --
       Changes in operating assets and liabilities:
          Accounts receivable .............................            (1,349,000)             346,000            (2,168,000)
          Prepaid expenses and other assets................              (528,000)            (372,000)               44,000
          Accounts payable and accrued payroll and
          expenses.........................................            (1,188,000)           2,244,000               269,000
                                                                  ------------------   ------------------   -------------------
    Net cash used in operating activities..................           (21,702,000)         (23,809,000)          (15,106,000)

Investing activities:
    Purchases of marketable securities.....................          (230,660,000)         (44,696,000)         (130,200,000)
    Sales of marketable securities.........................           258,456,000           37,500,000           109,600,000
    Investments in affiliates..............................            (3,000,000)                  --            (2,000,000)
    Loan to affiliate......................................            (1,808,000)                  --                    --
    Purchases of property, plant and equipment.............            (2,731,000)          (3,942,000)           (1,855,000)
    Purchases of patents...................................              (468,000)             (17,000)              (51,000)
                                                                  ------------------   ------------------   -------------------
    Net cash provided by (used in) investing activities....            19,789,000          (11,155,000)          (24,506,000)

Financing activities:
    Proceeds from issuance of Common Stock, less
       issuance costs......................................             2,509,000           69,253,000            66,271,000
    Purchases of  Common Stock.............................           (17,911,000)         (10,041,000)           (3,948,000)
    Payments of notes to officers..........................            (1,525,000)                  --                    --
    Payments of capital lease obligations..................               (21,000)             (38,000)              (43,000)
    Payments of long term obligations......................                    --              (42,000)              (56,000)
    Purchases of Common Stock under the Amended Securities
       Agreement...........................................           (16,875,000)                  --                    --
    Payments for price protection obligations under the
       Amended Securities Agreement........................            (8,646,000)                  --                    --
                                                                  ------------------   ------------------   -------------------
    Net cash (used in) provided by financing activities....           (42,469,000)           59,132,000           62,224,000

    Net (decrease) increase in cash and cash equivalents...           (44,382,000)           24,168,000           22,612,000

    Cash and cash equivalents at beginning of period.......            55,666,000            31,498,000            8,886,000
                                                                  ------------------   ------------------   -------------------
    Cash and cash equivalents at end of period.............       $    11,284,000      $     55,666,000     $     31,498,000
                                                                  ==================   ==================   ===================

Supplemental disclosures:
    State taxes paid.......................................       $       113,000      $        104,000     $         14,000
                                                                  ==================   ==================   ===================
    Interest paid..........................................       $         1,000      $          7,000     $         34,000
                                                                  ==================   ==================   ===================

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Accounting Policies

 Description of Business and Basis of Presentation

         Miravant Medical Technologies, or Miravant, or the Company is engaged in the research and development of drugs and medical device products for use in PhotoPoint, the Company's proprietary technologies for photodynamic therapy. Effective September 15, 1997, the Company changed its name from PDT, Inc. to Miravant Medical Technologies. The Company is located in Santa Barbara, California. The Company has had limited sales of devices and its customers are medical device companies, researchers, hospitals and universities located throughout the world.

         As of December 31, 1998, the Company had an accumulated deficit of $108.9 million and anticipates it will continue to incur losses for some time. The Company is continuing its efforts in research and development and the clinical trials of its products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. While management of the Company believes that it has sufficient resources to fund the required expenditures for the next few years and that additional funding will be available when required, there is no assurance that this will be the case.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements.

 Principles of Consolidation

         The consolidated financial statements include the accounts of Miravant Medical Technologies and its wholly owned subsidiaries, Miravant Systems, Inc., Miravant Pharmaceuticals, Inc. and Miravant Cardiovascular, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made for purposes of presentation.

Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

         Marketable securities consist of short-term, interest-bearing corporate bonds, U.S. Government obligations and municipal obligations. As of December 31, 1998 the Company held no marketable securities. As of December 31, 1997 marketable securities consisted of short-term, interest-bearing corporate bonds, U.S. Government obligations and municipal obligations in the amount $8.3 million, $8.5 million and $11.0 million, respectively. The Company has established investing guidelines relative to concentration, maturities and credit ratings that maintain safety and liquidity.

         In accordance with Statement of Financial Accounting Standards or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 1998 and 1997, all marketable securities and certain investments in affiliates were classified as "available-for-sale". Available-for-sale securities and investments are carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned.


Investments in Affiliates

         Investments in affiliates owned more than 20% but not in excess of 50%, where the Company is not deemed to be able to exercise controlling influence, are recorded under the equity method. Investments in affiliates, owned less than 20%, where the Company is not deemed to be able to exercise controlling influence, are recorded under the cost method. Under the equity method, investments are carried at acquisition cost and adjusted for the proportionate share of the affiliates' earnings or losses. Under the cost method, investments are recorded at acquisition cost and adjusted to fair value based on the investments classification.

         In December 1996, the Company purchased a 33% equity interest in Ramus Medical Technologies or Ramus for $2.0 million. The investment was accounted for under the equity method. As the Company is the main source of financing for Ramus, the Company has conservatively recorded 100% of Ramus' loss to the extent of the investment made by the Company, resulting in losses from affiliates of $895,000 and $1.1 million for the years ended December 31, 1998 and 1997, respectively. The investment in Ramus has been fully written down as of December 31, 1998.

         In connection with the investment made in Ramus and the related investment agreement, the Company had the exclusive option to purchase the remaining shares of Ramus at a specified amount under certain terms and conditions. The option period began in 1998 and expired March 3, 1999 as the Company elected not to exercise its option to purchase the remaining shares of Ramus.

         In June 1998, the Company purchased a $5.0 million, 9% equity interest in Xillix Technologies Corp. or Xillix. The Company received 2,691,904 shares of Xillix common stock, in exchange for $3.0 million in cash and the remainder in restricted Miravant Common Stock at the market value on the date of the agreement, which represented 58,909 shares of Common Stock at $25.06 per share, or $1.5 million. The investment has been accounted for under the cost method and classified as available-for-sale. At December 31, 1998, in accordance with the accounting for available-for-sale securities, the investment was adjusted to the current market value of Xillix common stock, with the resulting unrealized loss recorded as a separate component of shareholders' equity.

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

Furniture and fixtures         5 years
Equipment                      3 - 5 years
Leasehold improvements         5 years or the remaining life of the lease term,
                               whichever is shorter

Patents and Other Assets

         Costs of acquiring patents are capitalized and amortized on the straight-line basis over the estimated useful life of the patents, seventeen years. Accumulated amortization was $175,000 and $67,000 at December 31, 1998 and 1997, respectively. The costs of servicing the Company's patents are expensed as incurred. Also included in this caption are deposits and other miscellaneous non-current assets.

Long-Lived Assets

         The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairment losses have been identified by the Company. An impairment loss would be recognized when the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion or APB Opinion No. 25. In the past, the Company has awarded stock options that vest upon the achievement of certain milestones. Under APB Opinion No. 25, such options are accounted for as variable stock options. As such, until the milestone is achieved (but only after it is determined to be probable), deferred compensation is recorded in an amount equal to the difference between the fair market value of the Common Stock on the date of determination less the option exercise price and is adjusted from period to period to reflect changes in the market value of the Common Stock. Deferred compensation, as it relates to a particular milestone, is amortized over the period between when achievement of the milestone becomes probable and when the milestone is estimated to be achieved.

 Revenue Recognition

         The Company recognizes revenues from product sales at the time of shipment to the customer. Grant, royalty and licensing income is recognized based on the terms of the related agreements and license income includes the reimbursement of certain preclinical and clinical costs.

Research and Development Expenses

         Research and development costs are expensed as incurred. The acquisition of technology rights for research and development projects and the value of equipment for specific research and development projects are also included in research and development expenses.

Advertising

         Costs incurred for producing and communicating advertising are generally expensed when incurred. In September 1997, the Company commenced a name change awareness and product-branding program pursuant to which advertising costs were incurred. Advertising expense was not material for the years ended December 31, 1998 and 1996 and was $5.5 million for the year ended December 31, 1997. The amounts incurred in 1997 were primarily associated with the name change awareness and product-branding program.

Segment Reporting

         Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the reported results of operations or financial position of the Company. In addition, the adoption of the new statements did not affect disclosures of segment information as the Company is engaged principally in one aggregated line of business, the research and development of drugs and medical device products for the use in the Company's proprietary technologies for photodynamic therapy.

Comprehensive Income

         Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or shareholders' equity. Under SFAS No. 130, the Company has elected to report other comprehensive income, which includes unrealized gains or losses on available-for-sale securities in the statement of shareholders' equity.

          For the years ended December 31, 1998, 1997 and 1996, comprehensive loss amounted to approximately $31.0 million, $30.2 million and $16.1 million, respectively. The difference between net loss and comprehensive loss relates to the unrealized loss the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix.

Net Loss Per Share

         During the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share", which supersedes APB Opinion No. 15 and required a change in the method used to compute earnings per share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Common stock equivalent shares from all stock options and warrants for all years presented, have been excluded from this computation as their effect is anti-dilutive. All previously stated earnings per share amounts conform to the new SFAS No. 128 requirements.

         Basic loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period in accordance with SFAS No. 128. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per share as presented on the consolidated statements of operations are the same.

2.        Credit Arrangements

         The Company had a $1.0 million line of credit agreement with a bank with a variable rate of interest based on the bank's lending rate. The Company did not utilize the line of credit during 1998 or 1997 and the line of credit expired on January 31, 1999 and was subsequently not renewed.

         In April 1998, the Company entered into a revolving credit agreement with its affiliate, Ramus, pursuant to which the Company, at the request of Ramus, shall from time to time make loans to Ramus in an aggregate outstanding principal amount not exceeding at any one time $2.0 million. The unpaid principal amount of the loans, which are to be used to fund Ramus' clinical trials and operating costs, accrues interest at a variable rate (7.25% as of December 31, 1998) based on the Company's bank rate, and matures in March 2000. The loans are evidenced by a promissory note, the balance of which shall be convertible under certain circumstances at the option of the Company into shares of Ramus stock. As of December 31, 1998, Ramus had borrowed $1.8 million under the revolving credit agreement. The Company has established a reserve for the entire outstanding balance of the loan receivable at December 31, 1998, which is included in loss in affiliate in the consolidated statements of operations.

3.        Shareholders' Equity

         In September and October 1997, the Company completed three private equity placements totaling $70.8 million, which provided net proceeds to the Company of $68.2 million. The private placements included the issuance of 1,416,000 shares of Common Stock at $50.00 per share, as well as one detachable Common Stock warrant for each share of Common Stock purchased. With respect to the warrants issued in connection with these placements, 50% were exercisable at $55.00 per share and 50% were exercisable at $60.00 per share. Both the Common Stock and warrants to purchase Common Stock were subject to a Lock-Up Agreement which prohibited any offer or sale for a one-year period after the closing of the purchase. The Lock-Up Agreement was subject to earlier termination in certain limited circumstances and the prohibition on sales was subject to certain limited exceptions. Additionally, the Securities Purchase Agreements provided price protection provisions that if on the first anniversary of the closing of the purchase, the thirty (30) day average closing bid price of the Common Stock for the period ending on the trading day prior to the anniversary date is less than the closing price paid by the purchasers, then the Company shall pay each purchaser additional cash or stock, or a combination of both, as determined by the Company at its sole option. In October 1998, for the purchasers of 516,000 shares, the Company satisfied its price protection obligation by issuing an additional 2,444,380 shares of Common Stock.

         Effective June 30, 1998, the Company entered into an Amended Securities Purchase Agreement or Amendment Agreement with the purchasers of 900,000 shares under the Securities Purchase Agreement dated September 22, 1997. Included among the provisions of the Amendment Agreement is a change in the price protection provisions. Under the Amendment Agreement, the Company's obligation under the price protection provisions is now spread out over an eight month period beginning August 1, 1998 and ending March 1, 1999, and is determined by the difference between the original purchase price and the thirty (30) day average closing bid price of the Common Stock on the first day of each month beginning August 1st and ending March 1st (each a "measurement date"). Additionally, the Amendment Agreement included repurchase provisions which provided that the Company also had the option to repurchase all or a part of the purchasers' shares at the original closing price of $50.00 per share and thus eliminate all of the purchasers' rights under the price protection provisions of the Amendment Agreement and the Securities Purchase Agreement.

         Under the Amendment Agreement, the exercise price of the original warrants issued to certain of the purchasers under the Securities Purchase Agreement was reduced to $35.00 and, under certain limited circumstances, the Company has the right to redeem the warrants. Furthermore, the Lock-Up Agreement was amended to provide that, if the Company does not repurchase the Common Stock, 1/8th of the shares and original warrant shares will be released from the lock-up on each measurement date. In addition, if the Company did not repurchase all of the purchasers' original 900,000 shares within sixty (60) days of the closing of the Amendment Agreement, the Company agreed to issue an additional
450,000 warrants to the purchasers at an exercise price of $35.00 per share within five business days of March 1, 1999 or the early termination of the Lock-Up Agreement.

         In accordance with the Amendment Agreement, the Company repurchased 337,500 shares subject to the repurchase provisions of the Amendment Agreement at a cost of $16.9 million. This repurchase eliminated the Company's obligation to issue additional shares or pay cash under the amended price protection provisions for the August 1, September 1 and October 1, 1998 measurement dates. Additionally, for the November 1 and December 1, 1998 measurement dates, the Company fulfilled its price protection obligation by electing to pay the purchasers cash, which amounted to $4.6 million and $4.0 million, respectively.

         In December 1997, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of the Company's Common Stock. This 750,000 repurchase authorization was in addition to and superseded the repurchase program authorized in July 1996, which allowed the Company to repurchase up to 600,000 shares. Under the Board authorized repurchase programs, the Company repurchased 725,000 shares in 1998, 301,000 shares in 1997 and 138,500 shares in 1996 at a cost of $17.9 million, $10.0 million and $3.9 million, respectively. As of December 31, 1998, all shares repurchased were retired and no further stock repurchase plans have been approved.

         In April 1996, the Company completed a secondary public offering in which it sold 1,500,000 shares of Common Stock at $48 per share. The offering provided net proceeds to the Company of approximately $65.3 million.

 Stock Option Plans

         The Company has five stock-based compensation plans which are described below - the 1989 Plan, the 1992 Plan, the 1994 Plan or the Prior Plans, the Miravant Medical Technologies 1996 Stock Compensation Plan or the 1996 Plan and the Non-Employee Directors Stock Option Plan or the Directors' Plan. As disclosed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. The Company records deferred compensation for the excess of the fair value of Common Stock over the exercise price of stock options. With respect to variable stock options granted, deferred compensation is recorded when the likelihood of the achievement of the specified milestone is considered probable.

         The Prior Plans provided for the grant of both incentive stock options and non-statutory stock options. Stock options were granted under these plans to certain employees and corporate officers. The purchase price of incentive stock options must equal or exceed the fair market value of the Common Stock at the grant date and the purchase price of non-statutory stock options may be less than fair market value of the Common Stock at grant date. Effective July 21, 1996, the Prior Plans were superseded with the adoption of the 1996 Plan except to the extent of options outstanding in the Prior Plans. The Company has allocated 300,000 shares, 750,000 shares and 600,000 shares for the 1989 Plan, the 1992 Plan and the 1994 Plan, respectively. The outstanding shares granted under the Prior Plans vest in equal annual installments over four years beginning one year from the grant date and expire ten years from the original grant date.

         The 1996 Plan provides for awards which include incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance shares, stock payments and dividend equivalent rights. Included in the 1996 Plan is a stock purchase program which has not yet been implemented. Also included in the 1996 Plan is a Non-Employee Directors' Stock Option award program which provides for an automatic fully vested annual grant on the first day of the fourth quarter of each year to each non-employee director of a non-qualified stock option for the purchase of 7,500 shares of Common Stock at fair market value. Officers, key employees, directors and independent contractors or agents of the Company may be eligible to participate in the 1996 Plan, except that incentive stock options may only be granted to employees of the Company. The 1996 Plan supersedes and replaces the Prior Plans and the Directors' Plan, except to the extent of options outstanding under those plans. The purchase price for awards granted from the 1996 Plan may not be less than the fair market value at the date of grant. The maximum amount of shares that could be awarded under the 1996 Plan over its term is 4,000,000 shares. Awards granted under the 1996 Plan expire on the date determined by the Plan Administrators as evidenced by the award agreement, but shall not expire later than ten years from the date the award is granted except for grants of restricted shares which expire at the end of a specified period if the specified service or performance conditions have not been met.

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

         As of December 31, 1995, the Company had nonvested variable stock options included in the outstanding options under the 1992 Plan, with an exercise price of $34.75 per share covering 427,500 shares of Common Stock. Effective June 21, 1996, the Compensation Committee of the Board of Directors adjusted the future vesting periods of the variable stock options granted in 1995 under the 1992 Plan covering 400,000 shares of Common Stock. The remaining options covering 27,500 shares were not adjusted due to milestones being attained. These variable stock options were adjusted to change the vesting periods to specific dates as opposed to the original vesting periods, which were based upon the achievement of milestones; no change was made to the exercise prices of these variable stock options. This change in the vesting periods provides for the options to be accounted for as non-variable options, and therefore, alleviates the impact of deferred compensation and the related expense fluctuating in future periods based on the changes in the per share market value from period to period. The Company recorded $9,800 and $17,000 of deferred compensation expense related to these options for the years ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1996, the Company recorded deferred compensation expense of $767,000 and a reduction in deferred compensation of $3.7 million with respect to variable milestone options. As of December 31, 1998, options covering 287,500 shares with an exercise price of $34.75 per share have vested and options covering 110,000 shares have been canceled. The remaining 30,000 unvested shares will vest in the years 1999 and 2000.


         Additionally, during the years ended December 31, 1996 and 1995, the Company recorded deferred compensation with respect to certain of the stock options which had been granted at less than the estimated fair value. Deferred compensation recorded is amortized ratably over the period that the options vest to the option holder and is adjusted for options which have been canceled. This resulted in compensation expense of $21,000, $39,000 and $378,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Other Stock Options

         In connection with employment agreements the Company has with its executives and certain key employees, non-qualified stock options have been granted to purchase shares of Common Stock. The options generally become exercisable in equal installments over four years beginning one year from the grant date and expire ten years from the original grant date.


The following table summarizes all stock option activity:

                                                                 Weighted
                                                                  Average
                                           Exercise price        Exercise           Stock
                                              per share            Price           Options
---------------------------------------------------------------------------------------------


Outstanding at January 1, 1996..........  $ 0.33  -  40.25       $  8.74         2,563,370
   Granted..............................   24.38  -  56.00         36.58           355,040
   Exercised............................    0.33  -   8.00          1.58          (545,062)
   Canceled.............................    6.00  -  56.00         49.83          (114,918)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1996........    0.33  -  52.25         12.76         2,258,430
   Granted..............................   28.00  -  55.50         35.05           446,000
   Exercised............................    0.33  -  29.00          5.06          (262,002)
   Canceled.............................    6.00  -  46.75         25.52          (200,645)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1997........    0.33  -  55.50         16.80         2,241,783
   Granted..............................    8.50  -  39.00         21.21         1,117,250
   Exercised............................    0.33  -  28.00          2.43          (483,423)
   Canceled.............................    4.00  -  55.50         32.82          (376.754)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1998........  $ 0.67  -  55.50       $ 19.14         2,498,856
---------------------------------------------------------------------------------------------

Options Outstanding by Price Range at
   December 31, 1998....................  $ 0.67  -   6.00       $  2.96           649,877
                                          $ 8.00  -  15.00       $  8.62           697,187
                                          $15.13  -  32.13       $ 28.81           742,792
                                          $33.50  -  55.50       $ 36.30           409,000

Exercisable at:
December 31, 1996.......................  $ 0.33  -  40.25       $  8.39         1,629,469
December 31, 1997.......................  $ 0.33  -  55.50       $ 11.55         1,629,942
December 31, 1998.......................  $ 0.67  -  55.50       $ 15.45         1,227,651





         In accordance with APB Opinion No. 25 and in connection with accounting for the Company's stock-based compensation plans, the Company recorded total stock compensation expense of $31,000, $56,000 and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively, with respect to the variable stock options and options granted at less than fair value described previously. Additionally, in January 1998, the Company issued loans to the Chief Executive Officer, President and Chief Financial Officer for the purpose of exercising stock options. In accordance with the accounting guidance for these types of loans, the Company recorded deferred compensation of $2.7 million related to these loans. For the year ended December 31, 1998 the Company recorded $540,000 of compensation expense related to these loans.

         If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:


                                                    1998                   1997                     1996
----------------------------------------- -- ----------------- -- --------------------- -- --------------------

Net Loss
  As reported......................           $ (28,064,000)       $ (30,209,000)          $  (16,142,000)
  Pro forma........................           $ (34,371,000)       $ (34,332,000)          $  (22,940,000)

Loss per share - basic and diluted
  As reported......................           $      ( 1.94)       $      ( 2.36)          $       ( 1.37)
  Pro forma........................           $      ( 2.38)       $      ( 2.68)          $       ( 1.95)
----------------------------------------- -- ----------------- -- --------------------- -- --------------------


     The fair value of each option grant was estimated using the Black-Scholes option pricing model using the Multiple Option approach whereby a separate fair value is computed for each vesting increment of an option. The following assumptions were used:

                                                    1998                   1997                      1996
----------------------------------------- -- ----------------- -- -------------------- -- --------------------

Expected dividend yield.............                 0%                     0%                        0%
Expected stock price volatility.....                50%                     50%                       50%
Risk-free interest rate.............           4.62% - 4.83%           5.71% - 5.81%             6.01% - 6.41%
Expected life of options............            2 - 4 years             2 - 4 years               2 - 4 years
----------------------------------------- -- ----------------- -- -------------------- -- --------------------


     The above assumptions are highly subjective, in particular the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.


     The weighted average remaining contractual life of options outstanding at December 31, 1998, 1997 and 1996 was 7.2 years, 6.6 years and 6.9 years, respectively.

Warrants

     In connection with a private placement offering which commenced in 1993 and continued through 1994, the Company issued one detachable Common Stock warrant for every two shares of Common Stock purchased. Each half warrant was allocated $0.67 of the overall $8.00 per share purchase price. In 1994 and 1993, the Company issued detachable stock warrants in connection with the private placement offering of 287,294 and 242,247, respectively. Each detachable stock warrant provides for the purchase of one share of Common Stock at $8.00 per share with the warrants expiring in February 2000. Warrants to purchase 136,688 shares, 136,783 shares and 13,190 shares of Common Stock were exercised during 1998, 1997 and 1996, respectively.

     During 1994 and 1993, the Company issued warrants to private placement selling agents and a corporate partner to purchase 7,216 shares and 148,449 shares of Common Stock, respectively. Each warrant provides for the purchase of one share of Common Stock at $8.00 per share with the warrants expiring February 2000. Warrants to purchase 312 shares and 125,000 shares of Common Stock were exercised during 1998 and 1997, respectively, and no warrants were exercised in 1996.

     In January 1995, the Company, in connection with a loan received from a principal of its designated selling agent, issued warrants to purchase 15,000 shares of the Company's Common Stock at $10.67 per share. The warrants expire February 2000. As of December 31, 1998, no warrants have been exercised.

     In April 1995, the Company, in connection with consulting agreements, issued warrants to purchase 750,000 shares of Common Stock at $10.67 per share to various consultants. Additionally, in November 1995, the Company, in connection with consulting agreements, issued warrants to purchase 55,000 shares of Common Stock at $34.75 per share to different consultants. During 1997 and 1998, the Company, in connection with consulting agreements, issued warrants to purchase 128,000 shares and 240,000 shares, respectively, of Common Stock to various consultants. These warrants were priced at the fair market value on the date of grant and the prices ranged from $7.00 to $32.13 per share. All of these warrants vest equally over the term of the agreements, generally between one and four years. The consulting agreements can be terminated by the Company at any time with only those warrants vested as of the date of termination exercisable. The warrants expire four or five years after the date of issuance. As of December 31, 1998, no warrants have been exercised. The Company recorded deferred compensation associated with the value of these warrants of $717,000 and $1.9 million in 1998 and 1997, respectively. The Company recorded compensation expense of $1.8 million, $1.5 million and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     In September and October of 1997, the Company, in connection with three private equity placements, issued warrants to purchase 1,416,000 shares of Common Stock with 50% of the warrants exercisable at $55.00 per share and 50% exercisable at $60.00 per share. In addition, in connection with these private equity placements, the Company also issued warrants to purchase 250,000 shares of Common Stock to various selling agents. In accordance with the Amendment Agreement, for the purchasers of 900,000 shares, the warrant price was amended to be $35.00 per share. The warrants are exercisable beginning one year after the closing of the purchase and expire in December 2001. As of December 31, 1998, no warrants have been exercised.


4.   Convertible Notes Payable

     During 1993, the Company issued $3.0 million in convertible notes payable. The notes earned interest at 10% per year which was payable quarterly (beginning September 30, 1993) and the principal balance was due three years from the date of issuance. The principal balance was due to be paid on the due date or could be converted into shares of Common Stock at a price of $8.00 per share.

     In December 1994, the holders of $2.4 million in principal amount of convertible notes exchanged their notes for shares of Common Stock at $8.00 per share for 294,624 shares of Common Stock. The conversion also provided the noteholders with one warrant for every two shares of Common Stock converted for total warrants covering 147,312 shares of Common Stock. The warrants provide for the purchase of one share of Common Stock at $8.00 per share and expire February 2000. During 1995, noteholders converted an additional $550,000 in principal amount of convertible notes for 68,748 shares of Common Stock at $8.00 per share. During 1996, holders of the remaining $93,000 in principal amount of convertible notes exchanged their notes for 11,562 shares of Common Stock at $8.00 per share. For the years ended December 31, 1998, 1997 and 1996 warrants to purchase 17,186 shares, 23,435 shares and 5,204 shares, respectively, of Common Stock were exercised.

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

     On December 9, 1996, the Board of Directors approved the Miravant Medical Technologies 401(k) - Employee Stock Ownership Plan or the ESOP which provides substantially all employees with the opportunity for long-term benefits. The ESOP was implemented by management on July 1, 1997 and operates on a calendar year basis. In conjunction with the ESOP, the Company registered with the Securities and Exchange Commission 300,000 shares of the Company's Common Stock for purchase by the ESOP. The ESOP provides for eligible employees to allocate pre-tax deductions from payroll which are used to purchase the Company's Common Stock on a bi-weekly basis. The ESOP also provides for a discretionary contribution made by the Company based on the amounts contributed by the participants. The amount to be contributed by the Company is determined by the Board of Directors prior to the start of each plan year. Company contributions, which the Board of Directors determined to be 50% for the 1998 plan year, are made on a quarterly basis and vest equally over a five year period. Total Company matching contributions for 1998 and 1997 were not material.

6.   Provision for Income Taxes

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards, credits and temporary differences between the financial statements and tax basis of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:





                                                       1998                          1997
                                           ----------------------------------------------------------------
                                             Current       Non-current      Current        Non-current
                                           ----------------------------------------------------------------

Deferred tax assets:
  Other accruals and reserves...........     $  118,000    $         --     $  110,000     $         --
  Capitalized research and development..             --       3,315,000             --        2,293,000
  Net operating losses and tax credits..             --      47,529,000             --       33,951,000
                                           ----------------------------------------------------------------
Total deferred tax assets...............        118,000      50,844,000        110,000       36,244,000
Deferred tax liabilities:
  Amortization and depreciation expense.             --         234,000             --          468,000
  Federal benefit for state income taxes          8,000       2,261,000          8,000        1,633,000
                                           ----------------------------------------------------------------
Total deferred tax liabilities..........          8,000       2,495,000          8,000        2,101,000
                                           ----------------------------------------------------------------
Net deferred tax assets.................        110,000      48,349,000        102,000       34,143,000
Less valuation reserve..................        110,000      48,349,000        102,000       34,143,000
                                           ----------------------------------------------------------------
                                             $       --    $         --     $       --     $         --
                                           ================================================================


     The Company has net operating loss carryforwards for federal tax purposes of $120.1 million which expire in the years 2002 to 2018. Research and alternative minimum tax credit carryforwards aggregating $5.1 million are available for federal and state tax purposes and expire in the years 2002 to 2013. The Company also has a state net operating loss carryforward of $28.1 million which expires in the years 1999 to 2003. Under Section 382 of the Internal Revenue Code, the utilization of the Company's tax attributes may be limited based on changes in the percentage of ownership in the Company.

     Included in the valuation allowance balance is $8.2 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

7.   Commitments and Contingencies

     The Company has entered into agreements with various parties to perform research and development and conduct clinical trials on behalf of the Company. For the research and development agreements, the Company has the right to use and license, patent and commercialize any products resulting from these agreements. The Company does not have any financial commitments with respect to these agreements and records these expenses as the services and costs are incurred. The Company has also entered into licensing and OEM agreements to develop, manufacture and market drugs and devices for photodynamic therapy and other related uses. The agreements provide for the Company to receive or pay royalties at various rates. The Company has recorded royalty income of $191,000, $234,000 and $73,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

     In 1994, the Company entered into a development and commercial supply agreement with Pharmacia & Upjohn to receive formulation and packaging services for one of the Company's drugs at specified prices. For the years ended December 31, 1998, 1997 and 1996 the Company paid $2.6 million, $3.3 million and $2.6 million, respectively, and recorded as expense $2.9 million, $2.9 million and $2.5 million, respectively, primarily for drug formulation development cost.


     In July 1995, the Company entered into an exclusive development and licensing agreement with Pharmacia & Upjohn for the Company's leading proprietary photoselective drug. Under this agreement, the Company is entitled to receive funding for certain preclinical development and clinical trial costs, payments upon the achievement of certain milestones and royalties upon the commercial sale of drug products. In September 1995, the Company signed two supply contracts with Pharmacia & Upjohn which support the license agreement by providing drug product for the ongoing clinical development and medical light devices for use with the drug product. In July 1996, the Company amended the license agreement to include an additional disease field and in December 1996, entered into an additional supply contract for devices under the new field. For the years ended December 31, 1998 and 1997, the Company recorded license revenues of $9.3 million and $1.9 million, respectively, related to the billing for the reimbursement of preclinical and clinical costs related to the Pharmacia & Upjohn license agreement.


     Certain of the Company's research has been or is being funded in part by Small Business Innovation Research or National Institutes of Health grants. As a result of such funding, the United States Government has or will have certain rights in the technology developed which includes a non-exclusive, worldwide license under such inventions of any governmental purpose and the right to require the Company to grant an exclusive license under any of such intentions to a third party based on certain criteria. For the years ended December 31, 1998, 1997 and 1996, the Company has recorded income from grants of $674,000, $146,000 and $550,000, respectively.


     In February 1998, the Company agreed to guaranty a term loan in the amount of $7.6 million from a bank to a director of the Company. In June 1998, the director did not stand for re-election on the Board of Directors. The loan is due and payable on July 31, 1999, or sooner upon an event of default (as defined in the loan agreement), bears interest at the bank's reference rate, minus .5% per annum payable quarterly, and is secured by all of the individual's shares of the Company's Common Stock. In connection with the guaranty, the Company granted the bank a security interest in an account maintained at the bank and agreed, upon an event of default, to purchase the loan from the bank for a price generally equal to the then outstanding principal, plus accrued interest, fees and costs. In the event the Company purchases the loan, the individual granted the Company the option to acquire all of his shares of Common Stock at a price equal to 50% of the 20-day average closing price, net of the loan repayment. The individual also agreed to certain restrictions on the sale of such shares. Under the loan agreement and the guaranty, the individual and the Company are subject to the maintenance of specified financial and other covenants.

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

8.   Leases


     The Company leases four buildings for a total monthly rental of $123,000. Three of the leases were renewed in 1999 and expire between August 2002 and October 2003. The fourth lease expires in the year 2003. The leases provide for annual rental increases based upon a consumer price index. In September 1997, the Company began to sublease a portion of one of its buildings to Ramus, an affiliate. The sublease agreement is for three years with rent based upon the percentage of square footage occupied. Sublease rental income from Ramus, which is approximately $4,500 per month, and is netted against the Company's rent expense which is included in general and administrative expenses.

     Beginning in 1993, the Company entered into capital lease agreements for various research equipment. The leases were from one to five years and required equal monthly payments of principal and interest, with interest ranging from 10% to 14%. Amortization expense related to this capitalized leased equipment is included as depreciation expense. Accumulated amortization was $158,000 and $128,000 at December 31, 1998 and 1997, respectively. As of December 31, 1998, the Company had no remaining capital lease obligations.

     Future minimum operating lease payments as of December 31, 1998 are as follows:

1999..........................................        $    1,146,000
2000..........................................               655,000
2001..........................................               411,000
2002..........................................               411,000
2003..........................................               360,000
                                                    ------------------
Total minimum lease payments..................        $    2,983,000
                                                    ==================

     Rent expense, net of sublease income, was $1.1 million, $866,000 and $504,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

9.   Related Party Transactions

     An outside director of the Company is an officer of a consulting firm, which provides corporate financial consulting services in the areas of mergers and acquisitions, public and private financings, strategic planning and financial analysis. Both the consulting firm and the outside director have been advisors to the Company since 1991 and have been involved in the Company's private and public financings from 1991 to the present. The consulting firm was paid $45,800 in connection with the Company's initial public offering in 1995, $1.1 million in connection with the Company's secondary offering in 1996 and $222,000 in connection with the Company's private equity placements in 1997. In connection with ongoing services provided by the consulting firm, the Company recorded as expense $373,000, $178,000 and $224,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     In July 1996, a partner in a law firm used by the Company for outside legal counsel, was elected by the Board of Directors to serve as Secretary of the Company. The Company paid $131,000 in connection with legal services for the Company's initial public offering in 1995, $57,000 in connection with the Company's secondary offering in 1996 and $57,000 in connection with the Company's private equity placements in 1997. In connection with general legal services provided by the law firm, the Company recorded as expense $246,000, $155,000 and $116,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

10.  Fair Value of Financial Instruments

     The following is information concerning the fair value of each class of financial instruments as of December 31, 1998 and 1997:

Cash, cash equivalents, accounts receivable and marketable securities

     The carrying amounts of cash, cash equivalents, accounts receivable and marketable equity securities approximate their fair values. Fair values of cash equivalents and marketable securities are based on quoted market prices.

Long-Term Obligations

     The carrying amount of long-term obligations approximate their fair values due to the short remaining term of maturity of these obligations.

11.  Subsequent Events

Collaboration with Pharmacia & Upjohn

     In January 1999, the Company and Pharmacia & Upjohn, Inc. and Pharmacia & Upjohn S.p.A., which involve these entities and certain other wholly owned subsidiaries or Pharmacia & Upjohn, entered into an Equity Investment Agreement pursuant to which Pharmacia & Upjohn has purchased from the Company 1,136,533 shares of Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. This price includes a premium of approximately 20% over the ten (10) day average per share closing price of the Common Stock through January 14, 1999. The Company and certain wholly owned subsidiaries of Pharmacia & Upjohn have also entered into certain other agreements, including a Credit Agreement which will extend to the Company up to $22.5 million in credit to be used to support the Company's ophthalmology, oncology and other development programs, as well as for general corporate purposes, which are subject to certain limitations and restrictions. In connection with the extension of this credit, Pharmacia & Upjohn, or its wholly owned subsidiaries, will receive a total of up to 360,000 warrants to purchase Common Stock of Miravant. The exercise price of each warrant will be equal to 140% of the average of the closing prices of the Common Stock for the ten (10) trading days immediately preceding the borrowing request for the related loan. Additionally, the Company and Pharmacia & Upjohn have amended their existing ophthalmology and oncology development and license agreements to eliminate future cost reimbursements for oncology and urology and any future milestone payments in age-related macular degeneration or AMD. Upon its initial borrowing under the Credit Agreement, the Company will be required to meet certain affirmative, negative and financial covenants.

Shareholders' Equity

     In accordance with the Amendment Agreement dated June 30, 1998, the Company fulfilled its obligations related to 112,500 shares subject to the price protection provisions for the January 1, February 1, and March 1, 1999 measurement dates. The Company elected to pay the purchasers cash and Common Stock, with the cash portion amounting to $1.2 million, $1.3 million and $1.7 million, respectively. The remainder of the price protection obligations for those measurement dates was paid in the form of shares of Miravant Common Stock, which amounted to 199,746 shares, 207,072 shares and 282,178 shares, respectively. The original shares and a corresponding number of warrants are now released from the lock-up provisions under the Amendment Agreement with the purchasers. In addition, under the Amendment Agreement, in March 1999 the Company issued an additional 450,000 warrants to the purchasers at an exercise price of $35.00 per share. The Company has now satisfied all of its obligations under the Amendment Agreement and, as such, the Company has no further obligations under this agreement to any of these parties.

12.  Pro Forma Disclosure for Subsequent Events (Unaudited)


     The following unaudited consolidated pro forma condensed balance sheet information presented below includes adjustments for the subsequent events above in Note 11:


                                                                          Adjustment for             Pro Forma
                                                December 31, 1998       Subsequent Events         December 31, 1998
----------------------------------------- --- --------------------- -- --------------------- -- --------------------

Cash and cash equivalents (1).........        $     11,284,000         $     14,800,000         $      26,084,000
Total current assets..................              15,258,000               14,800,000                30,058,000
Total assets (1)......................        $     23,810,000         $     14,800,000         $      38,610,000
                                              ===================== -- ===================== -- ====================

Total current liabilities.............        $      4,124,000         $             --         $       4,124,000
Common stock (1)......................             135,989,000               14,800,000               150,789,000
Total shareholders' equity (1)........              19,686,000               14,800,000                34,486,000
Total liabilities and shareholders'
  equity (1)..........................        $     23,810,000         $     14,800,000         $      38,610,000
----------------------------------------- --- ===================== -- ===================== -- ====================

(1) Cash received, and related Common Stock issued, in connection with the equity investment made by Pharmacia & Upjohn net of cash paid to fulfill price protection provisions as noted above in Note 11 as if such events had occurred as of December 31, 1998.




                                                           INDEX TO EXHIBITS
                                                                                                            Incorporating
Exhibit                                                                                                     Reference
Number          Description                                                                                 (if applicable)
------          -----------                                                                                 ---------------

3.1             Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant
                filed with the Delaware Secretary of State on September 12, 1997.                           [D][3.1]
3.2             Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant     [C][3.11]
                filed with the Delaware Secretary of  State on  July 24, 1995.
3.3             Restated Certificate of Incorporation of the Registrant filed with the Delaware Secretary   [B][3.1]
                of State on December 14, 1994.
3.4             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.2]
                the Delaware Secretary of State on March 17, 1994.
3.5             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.3]
                the Delaware Secretary of State on October 7, 1992.
3.6             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.4]
                the Delaware Secretary of State on November 21, 1991.
3.7             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.5]
                the Delaware Secretary of State on September 27, 1991.
3.8             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.6]
                the Delaware Secretary of State on December 20, 1989.
3.9             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.7]
                the Delaware Secretary of State on August 11, 1989.
3.10            Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.8]
                the Delaware Secretary of State on July 13, 1989.
3.11            Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State   [A][3.9]
                on June 16, 1989.
3.12            Amended and Restated Bylaws of the Registrant.                                              [D][3.12]
4.1             Specimen Certificate of Common Stock.                                                       [B][4.1]
4.2             Form of Convertible Promissory Note.                                                        [A][4.3]
4.3             Form of Indenture.                                                                          [A][4.4]
4.4             Special Registration Rights Undertaking.                                                    [A][4.5]
4.5             Undertaking Agreement dated August 31, 1994.                                                [A][4.6]
4.6             Letter Agreement dated March 10, 1994.                                                      [A][4.7]
4.7             Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                [A][4.8]
4.8             Form of $55 Common Stock Purchase Warrant.                                                  [E][4.1]
4.9             Form of $60 Common Stock Purchase Warrant.                                                  [E][4.2]
4.10            Form of $35 Amended and Restated Common Stock Purchase Warrant.                             [F][4.1]
4.11            Form of Additional $35 Common Stock Purchase Warrant.                                       [F][4.2]
4.12            Warrant to Purchase 10,000 Shares of Common Stock between the Registrant and Charles S.     [G][4.12]
                Love.*
10.1            Amendment No. 6 dated as of January 1, 1998 to Employment Agreement between the             [G][10.1]
                Registrant and Gary S. Kledzik.**
10.2            Amendment No. 11 dated as of January 1, 1998 to Employment Agreement between the            [G][10.2]
                Registrant and David E. Mai.**
10.3            Amendment No. 3 dated as of January 1, 1998 to Employment Agreement between the             [G][10.3]
                Registrant and John M. Philpott.**
10.4            Security Agreement dated February 17, 1998 between the Registrant and Sanwa Bank.           [G][10.4]
10.5            Continuing Guaranty dated February 17, 1998 between the Registrant and Sanwa Bank.          [G][10.5]
10.6            Addendum to Continuing Guaranty dated February 17, 1998 between the Registrant and Sanwa    [G][10.6]
                Bank.
10.7            Indemnification Agreement dated February 27, 1998 between the Registrant and Michael D.     [G][10.7]
                Farney.
10.8            Amended and Restated Development and Commercial Supply Agreement dated June 8, 1998         [H][10.1]
                between the Registrant and Pharmacia & Upjohn Co.*
10.9            Amended and Restated Development and License Agreement dated June 8, 1998 between the       [H][10.2]
                Registrant and Pharmacia & Upjohn S.p.A.*
10.10           Amended and Restated Ophthalmology Development and License Agreement dated June 8, 1998     [H][10.3]
                between the Registrant and Pharmacia & Upjohn AB.*
10.11           Right of First Refusal Agreement dated June 8, 1998 between the Registrant and Pharmacia    [H][10.4]
                & Upjohn, Inc.*
10.12           Credit Agreement dated April 1, 1998 between the Registrant and Ramus Medical               [H][10.5]
                Technologies.*
10.13           Convertible Promissory Note dated April 1, 1998 between the Registrant and Ramus Medical    [H][10.6]
                Technologies.*
10.14           Strategic Alliance Agreement dated June 2, 1998 between the Registrant and Xillix           [H][10.7]
                Technologies Corp.*
10.15           Subscription Agreement relating to the Registrant's Common Stock dated June 2, 1998         [H][10.8]
                between the Registrant and Xillix Technologies Corp.
10.16           Subscription Agreement relating to Xillix's Common Stock dated June 2, 1998 between the     [H][10.9]
                Registrant and Xillix Technologies Corp.
10.17           Commercial Lease Agreement dated May 27, 1998 between the Registrant and Raytheon Company   [I][10.4]
10.18           Equity Investment  Agreement dated January 15, 1999 between the Registrant and Pharmacia    [J][10.1]
                & Upjohn, Inc., and Pharmacia & Upjohn, S.p.A.
10.19           Credit Agreement between the Registrant and the Lender.                                     [J][10.2]
10.20           Warrant Agreement between the Registrant and Pharmacia & Upjohn, Inc.                       [J][10.3]
10.21           Security Agreement between the Registrant and the Secured Party.                            [J][10.4]
10.22           Registration Rights Agreement between the Registrant and Pharmacia & Upjohn, Inc.           [J][10.5]
10.23           Amended and Restated Ophthalmology Development & License Agreement between the Registrant   [J][10.6]
                and Pharmacia & Upjohn AB.
10.24           Cardiovascular Right of First Negotiation between the Registrant and Pharmacia & Upjohn,    [J][10.7]
                Inc.
21.1            Subsidiaries of the Registrant.
23.1            Consent of Independent Auditors.
27.1            Financial Data Schedule.

-------------------------------------------

[A] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[B] Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[C] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1995, as amended on Form 10-Q/A dated December 6, 1995 (File No. 0-25544).
[D] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended September 30, 1997 (File No. 0-25544).
[E] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-3 (File No. 333-39905).
[F] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated June 30, 1998 (File No. 0-25544).
[G] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended March 31, 1998 (File No. 0-25544).
[H] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25544).
[I] Exhibit A-1 to this exhibit is incorporated by reference from the exhibit referred to in the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[J] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated January 15, 1999 (File No. 0-25544).
* Confidential portions of this exhibit have been deleted and filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
**         Management contract or compensatory plan or arrangement.