Form 10-Q
period 1999-03-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 1999-05-17
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 1999

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

                336 Bollay Drive, Santa Barbara, California 93117
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at May 10, 1999
Common Stock, $.01 par value                           17,971,516








                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION
                                                                            Page

Item 1.  Consolidated Financial Statements

         Consolidated balance sheets as of March 31, 1999 and
           December 31, 1998...................................................3
         Consolidated statements of operations for the three months ended
           March 31, 1999 and 1998.............................................4
         Consolidated statements of cash flows for the three months ended
           March 31, 1999 and 1998.............................................5
         Notes to consolidated financial statements............................6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................9

Item 3.  Qualitative and Quantitative Disclosures About Market Risk...........15

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................15

         Signatures ..........................................................16




ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,           December 31,
                                                                                        1999                  1998
                                                                                --------------------   ------------------
                                                                                     (Unaudited)
                                    Assets
Current assets:
   Cash and cash equivalents...............................................     $      13,644,000      $     11,284,000
   Investments in short-term marketable securities.........................             7,250,000                    --
   Accounts receivable.....................................................             2,563,000             3,182,000
   Prepaid expenses and other receivables..................................             2,218,000               792,000
                                                                                --------------------   ------------------
Total current assets.......................................................            25,675,000            15,258,000

Property, plant & equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,638,000             1,720,000
   Equipment...............................................................             5,161,000             5,180,000
   Leasehold improvements..................................................             4,550,000             4,232,000
   Capital lease equipment.................................................               184,000               184,000
                                                                                --------------------   ------------------
                                                                                       11,561,000            11,344,000
   Accumulated depreciation and amortization...............................            (6,232,000)           (5,514,000)
                                                                                --------------------   ------------------
                                                                                        5,329,000             5,830,000

Investments in affiliates..................................................             2,102,000             1,512,000
Loan to affiliate, net of reserve..........................................                    --                    --
Patents and other assets...................................................             1,145,000             1,210,000
                                                                                --------------------   ------------------

Total assets...............................................................     $      34,251,000      $     23,810,000
                                                                                ====================   ==================

Liabilities and shareholders' equity Current liabilities:
   Accounts payable........................................................     $       3,144,000      $      3,541,000
   Accrued payroll and expenses............................................               779,000               583,000
                                                                                  ------------------     ----------------
Total current liabilities..................................................             3,923,000             4,124,000

Shareholders' equity:
   Common stock, 50,000,000 shares authorized;  17,915,302 and 16,080,054 shares issued and outstanding at March 31, 1999 and
     December 31, 1998, respectively.......................................           150,514,000           135,989,000
   Notes receivable from officers..........................................              (442,000)           (1,525,000)
   Deferred compensation...................................................            (2,413,000)           (2,896,000)
   Accumulated other comprehensive loss....................................            (2,374,000)           (2,964,000)
   Accumulated deficit.....................................................          (114,957,000)         (108,918,000)
                                                                                --------------------   ------------------
Total shareholders' equity.................................................            30,328,000            19,686,000
                                                                                --------------------   ------------------

Total liabilities and shareholders' equity.................................     $      34,251,000      $     23,810,000
                                                                                ====================   ==================


See accompanying notes.



                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                               Three months ended March 31,
                                                                                 1999                   1998
                                                                        --------------------   ---------------------
Revenues:
   Grants, licensing and royalty revenues............                    $       2,412,000     $           635,000
                                                                        --------------------   ---------------------
Total revenues.......................................                            2,412,000                 635,000

Costs and expenses:
   Research and development..........................                            6,352,000               6,318,000
   Selling, general and administrative...............                            1,977,000               3,047,000
   Loss in affiliate.................................                              288,000                 454,000
                                                                        --------------------   ---------------------
Total costs and expenses.............................                            8,617,000               9,819,000

Loss from operations.................................                           (6,205,000)             (9,184,000)

Interest and other income (expense):
   Interest and other income.........................                              166,000               1,268,000
   Interest expense..................................                                   --                  (1,000)
                                                                        --------------------   ---------------------
Total net interest and other income..................                              166,000               1,267,000
                                                                        --------------------   ---------------------

Net loss.............................................                    $      (6,039,000)    $        (7,917,000)
                                                                        ====================   =====================
Net loss per share - basic and diluted...............                    $           (0.35)    $             (0.56)
                                                                        ====================   =====================
Shares used in computing net loss per share..........                           17,071,169              14,103,532
                                                                        ====================   =====================


See accompanying notes.



                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Three months ended March 31,
Operating activities:                                                            1999                   1998
                                                                        --------------------   ---------------------
    Net loss...........................................................  $      (6,039,000)     $       (7,917,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization...................................            767,000                 586,000
       Amortization of deferred compensation...........................            483,000                 646,000
       Loss on sale of property, plant and equipment...................             25,000                      --
       Reserve for loan receivable from affiliate......................            288,000                      --
       Stock awards....................................................             80,000                      --
       Changes in operating assets and liabilities:
          Accounts receivable..........................................            476,000                 (96,000)
          Prepaid expenses and other assets............................         (1,230,000)                (74,000)
          Accounts payable and accrued payroll and expenses............           (201,000)             (1,665,000)
                                                                        --------------------   ---------------------
    Net cash used in operating activities..............................         (5,351,000)             (8,520,000)

Investing activities:
    Purchases of marketable securities.................................         (7,250,000)            (12,008,000)
    Sales of marketable securities.....................................                 --               9,921,000
    Investments in affiliates..........................................                 --                 454,000
    Purchases of property, plant and equipment.........................           (278,000)               (653,000)
                                                                        --------------------   ---------------------
    Net cash used in investing activities..............................         (7,528,000)             (2,286,000)

Financing activities:
    Proceeds from issuance of Common Stock, less issuance costs........         18,648,000               2,670,000
    Purchases of Common Stock..........................................                 --              (8,968,000)
    Payments of executive officer notes................................                 --              (1,161,000)
    Adjustments to executive officer notes.............................          1,083,000                      --
    Payments of capital lease obligations..............................                 --                 (12,000)
    Payments of loan to affiliate......................................           (288,000)                     --
    Payments for price protection under the Amended Securities
       Agreement.......................................................         (4,204,000)                     --
                                                                        --------------------   ---------------------
    Net cash provided by (used in) financing activities................         15,239,000             (7,471,000)

    Net increase (decrease) in cash and cash equivalents...............          2,360,000             (18,277,000)
    Cash and cash equivalents at beginning of period...................         11,284,000              55,666,000
                                                                        --------------------   ---------------------
    Cash and cash equivalents at end of period.........................  $      13,644,000      $       37,389,000
                                                                        ====================   =====================

Supplemental disclosures:
    State taxes paid...................................................  $              --      $           59,000
                                                                        ====================   =====================
    Interest paid......................................................  $              --      $            1,000
                                                                        ====================   =====================

See accompanying notes.




                          MIRAVANT MEDICAL TECHNOLOGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at March 31, 1999, and for the three month periods ended March 31, 1999 and 1998, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Comprehensive Income (Loss)

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or shareholders' equity. Under SFAS No. 130, the Company has elected to report other comprehensive income, which includes unrealized gains or losses on available-for-sale securities, in the statement of shareholders' equity.

     For the three months ended March 31, 1999 and 1998, comprehensive loss amounted to approximately $5.5 million and $7.9 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix.

3.   Per Share Data

     Basic loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per share as presented on the consolidated statements of operations are the same.

4.   Reclassifications

     Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the periods presented.

5.   Loan to Affiliate

     In April 1998, the Company entered into a revolving credit agreement with its affiliate, Ramus, pursuant to which the Company, at the request of Ramus, shall from time to time make loans to Ramus in an aggregate outstanding principal amount not exceeding at any one time $2.0 million.
     The unpaid principal amount of the loans, which are to be used to fund Ramus' clinical trials and operating costs, accrues interest at a variable rate (7.25% as of March 31, 1999) based on the Company's bank rate, and matures in March 2000. The loans are evidenced by a promissory note, the balance of which is convertible under certain circumstances at the option of the Company into shares of Ramus stock. As of March 31, 1999, Ramus had borrowed the entire $2.0 million available under the revolving credit agreement. The Company has established a reserve for the entire outstanding balance of the loan receivable at March 31, 1999, which is included in loss in affiliate in the consolidated statements of operations.

6.   Shareholders' Equity

     Collaboration with Pharmacia & Upjohn

     In January 1999, the Company and Pharmacia & Upjohn, Inc. and Pharmacia & Upjohn S.p.A., which involve these entities and certain other wholly owned subsidiaries or Pharmacia & Upjohn, entered into an Equity Investment Agreement pursuant to which Pharmacia & Upjohn has purchased from the Company 1,136,533 shares of the Company's Common Stock, or Common Stock, for an aggregate purchase price of $19.0 million, or $16.71 per share. This price includes a premium of approximately 20% over the ten (10) day average per share closing price of the Common Stock through January 14, 1999. The Company and certain wholly owned subsidiaries of Pharmacia & Upjohn have also entered into certain other agreements, including a Credit Agreement which will extend to the Company up to $22.5 million in credit, which is subject to certain limitations and restrictions, to be used to support the Company's ophthalmology, oncology and other development programs, as well as for general corporate purposes. In connection with the extension of this credit, Pharmacia & Upjohn, or its wholly owned subsidiaries, will receive a total of up to 360,000 warrants to purchase Common Stock of Miravant. The exercise price of each warrant will be equal to 140% of the average of the closing bid prices of the Common Stock for the ten (10) trading days
     immediately   preceding  the  borrowing   request  for  the  related  loan.
     Additionally, the Company and Pharmacia & Upjohn have amended their existing ophthalmology and oncology development and license agreements to eliminate future cost reimbursements for oncology and urology and any future milestone payments in age-related macular degeneration or AMD. Under the Credit Agreement, upon its initial borrowing and until the loan is fully paid off, the Company will be required to meet certain affirmative, negative and financial covenants.

     Shareholders' Equity

     In accordance with the amended Securities Purchase Agreement or the Amendment Agreement dated June 30, 1998, the Company fulfilled its obligations related to 112,500 shares subject to the price protection provisions for the January 1, February 1, and March 1, 1999 measurement dates. The Company elected to pay the purchasers cash and Common Stock, with the cash portion amounting to $1.2 million, $1.3 million and $1.7 million, respectively. The remainder of the price protection obligations for those measurement dates was paid in the form of shares of Common Stock, which amounted to 199,746 shares, 207,072 shares and 282,178 shares, respectively. The original 900,000 shares, less the 337,500 shares repurchased by the Company, and a corresponding number of warrants are now released from the lock-up provisions under the Amendment Agreement. In addition, under the Amendment Agreement, in March 1999 the Company issued an additional 450,000 warrants to the purchasers at an exercise price of $35.00 per share. The Company has now satisfied all of its price protection obligations under the Amendment Agreement and, as such, the Company has no further price protection obligations under this agreement to any of these parties.

7.   Notes Receivable from Officers

     In December 1997, the Compensation Committee of the Board of Directors recommended and subsequently approved equity loans in varying amounts for the Company's Chief Executive Officer, President and Chief Financial Officer. The notes, which accrue interest at a fixed rate of 5.8% and are payable in five years, were awarded specifically for the purpose of exercising options to acquire the Company's Common Stock and for paying the related option exercise price and payroll taxes. The notes are collateralized by the underlying shares acquired upon exercise. In January 1999, the Company adjusted the loan balances to reflect a change in the amount of payroll taxes due. Payroll taxes of $961,000, originally withheld and paid related to the option exercises, will be refunded to the Company by the applicable taxing agencies and has been included in other receivables. As of March 31, 1999 the executive loan balances have been reduced accordingly and are classified as a reduction of shareholders' equity.

8.   Short-Term Loan to Officer

     In August 1998, the Company made a short-term loan to its Chief Executive Officer. The note accrues interest at a fixed rate of 5.5% and matures one year from the date of issuance. Currently, the note has an outstanding balance of $296,000 plus accrued interest.

9.   Subsequent Event

     In April 1999, in accordance with the Credit Agreement entered into with Pharmacia & Upjohn, the Company requested to draw-down the first two quarterly loans for a total of $7.5 million. In addition, under the terms of the Credit Agreement and in connection with each draw-down, the Company is obligated to issue to Pharmacia & Upjohn a certain number of warrants based on the amount borrowed, which provide for the purchase of one share of Common Stock per warrant. In connection with the first two quarterly loan draw-downs, the Company issued 120,000 warrants at an exercise price of $11.87 per warrant share.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the current stage of development of both Miravant and our products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to our business, the unproven safety and efficacy of our drug and device products, our significant additional financing requirements, the volatility of our stock price, the uncertainty of future capital funding, the highly competitive environment of the international pharmaceutical and medical device industries and the presence of a number of competitors with significantly greater financial, technical and other resources and extensive operating histories, our potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether we will obtain sufficient protection or competitive advantage therefrom, uncertainties relating to our ability to successfully complete our Year 2000 initiatives and our dependence upon a limited number of key personnel and consultants and our significant reliance upon our collaborative partners for achieving our goals, and other factors detailed in our Annual Report on Form 10-K for the year ended December 31, 1998.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $115.0 million as of March 31, 1999. We expect to continue to incur substantial, and possibly increasing, operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

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

     In June 1998, we amended the development and funding provisions of our previously executed 1995 SnET2 development and license agreements with Pharmacia & Upjohn, Inc. and some of its subsidiaries, which together are referred to as Pharmacia & Upjohn in this report. Under the amended ophthalmology agreement, we were to conduct all preclinical studies and U.S. clinical trials and would be reimbursed by Pharmacia & Upjohn for all out-of-pocket expenses incurred, provided that the trials were conducted in accordance with the agreement.
Pharmacia & Upjohn was to conduct all international clinical trials in ophthalmology. We also amended our oncology, urology and dermatology development and license agreement to return to us the rights for SnET2 in dermatology and to provide for the quarterly funding of $2.5 million for eight quarters for use in our oncology and urology programs. Subsequently, in January 1999, we entered into an Equity Investment Agreement, which also amended the June 1998 ophthalmology, oncology and urology agreements with Pharmacia & Upjohn. Under this 1999 equity agreement, Pharmacia & Upjohn purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, which represents the acceleration of the remaining six $2.5 million quarterly payments for oncology and urology and two future milestone payments for age-related macular degeneration, or AMD, under the amended June 1998 development and license agreements. Also in January 1999, under a separate Credit Agreement, Pharmacia & Upjohn has extended to us up to $22.5 million in credit, which is subject to certain limitations and requirements, in the form of up to six quarterly loans of $3.75 million each to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes.

     During the third quarter of 1998 and in connection with the 1998 amendment of the Pharmacia & Upjohn agreements, we implemented a cost restructuring program designed to focus our resources on our core development programs, which emphasize large potential market opportunities and unmet medical needs. Additionally, the program was designed to utilize the cost reimbursement components of the 1998 amended Pharmacia & Upjohn agreements as well as streamline administrative activities, reduce overhead costs and eliminate positions that were not central to our core development programs. In February 1999, based on the January 1999 amended Pharmacia & Upjohn development and license agreements, we refined our use of resources to utilize the change in cost reimbursement from Pharmacia & Upjohn while maintaining our development programs. We will continue to evaluate the use of our resources as our funding provisions change and as opportunities present themselves.

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

Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Our computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, such as:

     * A temporary inability to process accounting, payroll, database, network and software transactions; Possible disruption of environmental, lighting, security controls and other corporate equipment;
     * A temporary inability to process clinical and preclincal testing and data; and
     * Loss of telephone and related voicemail and internet messages, in addition to other similar normal business activities.

     We have undertaken various initiatives intended to ensure that our computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. The term "computer equipment and software" includes systems that are commonly thought of as Information Technology or IT systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems. It also includes systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, air conditioning units, internally developed software and other miscellaneous systems. Based upon our efforts to date, we believe that certain of the computer equipment and software we use may require replacement or modification. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, we currently anticipate that our Year 2000 identification, assessment, remediation and testing efforts, which began in February 1998, will be completed by June 30, 1999. We estimate that as of March 31, 1999, we had completed approximately 75% of the initiatives that we believe will be necessary to fully address potential Year 2000 issues relating to our computer equipment software and non-IT systems. The projects comprising the remaining 25% of the initiatives are in process and are expected to be completed on or about June 30, 1999. The following table describes the Year 2000 initiatives as well as our progress and the anticipated completion dates as of March 31, 1999:


                                                                                Expected
Year 2000 Initiatives                                                        Completion Date         Percent
                                                                                                    Complete
                                                                             -----------------    ---------------

     Initial IT system identification......................................       10/98                   100%
     Initial IT system assessment..........................................       11/98                   100%
     Remediation regarding central system issues...........................        6/99                    75%
     Testing regarding central system issues...............................        6/99                    15%
     Identification, assessment, remediation and testing regarding desktop
           and individual system issues....................................        6/99                    75%

     Identification regarding non-IT system issues.........................       10/98                   100%
     Assessment regarding non-IT system issues.............................       11/98                   100%
     Remediation regarding non-IT system issues............................        6/99                    75%
     Testing regarding non-IT system issues................................        6/99                    15%


     We are in the process of communicating with our significant vendors and service providers and strategic partners to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services utilized by such entities are Year 2000 compliant. This process is expected to be completed in June 1999.

     We believe that the cost of our Year 2000 efforts, as well as those costs related to Year 2000 issues of third parties, are expected to approximate $250,000. As of March 31, 1999, we had not incurred any external costs related to our Year 2000 efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. We presently believe that the Year 2000 issue will not pose significant operational problems for us. However, if all Year 2000 issues are not properly identified, the Year 2000 issue may materially adversely impact our results of operations or adversely affect our relationships with vendors, or others. Additionally, the Year 2000 issues of other entities may have a material adverse impact on our systems or results of operations.

Results of Operations

     The following table provides a summary of our revenues for the three month periods ended March 31, 1999 and 1998:



  ------------------------------------------------------------------------------------------

                                                         Three months ended March 31,
  Consolidated Revenues                                   1999                  1998
  ------------------------------------------------------------------------------------------
  Grants and contracts........................            $   122,000           $   141,000
  Royalties...................................                 62,000                49,000
  License.....................................              2,228,000               445,000
  ------------------------------------------------------------------------------------------
  Total revenue...............................            $ 2,412,000           $   635,000
  ------------------------------------------------------------------------------------------


     Revenues. Our revenues increased from $635,000 for the three months ended March 31, 1998 to $2.4 million for the three months ended March 31, 1999.

     For three months ended March 31, 1999, we recorded revenues of $2.2 million for the specific reimbursement of out-of-pocket or direct costs incurred in preclinical studies and Phase III clinical trials in ophthalmology. These reimbursements were recorded in accordance with the January 1999 amended and restated ophthalmology and oncology development and license agreement entered into with Pharmacia & Upjohn. For the three months ended March 31, 1998, we recorded revenues of $445,000 for the specific reimbursement of oncology and Phase I/II ophthalmology clinical program costs in conjunction with the license agreement entered into in July 1995 with Pharmacia & Upjohn. The revenues recorded for ophthalmology cost reimbursement may fluctuate depending on the direct costs incurred and Pharmacia & Upjohn's level of involvement in the Phase III clinical trials.

     The level of license, grant and royalty income is likely to fluctuate materially from period to period and in the future depending on the amount of preclinical and clinical costs incurred and/or reimbursed, the achievement of milestones and the extent of development activities under the amended and restated ophthalmology and oncology development and license agreements with Pharmacia & Upjohn, the amount of grant income awarded and expended and the amount of device products sold by Laserscope. Under the 1999 amended Pharmacia & Upjohn development and license agreements for ophthalmology, oncology and urology, we will only be reimbursed for the specific costs for preclinical studies and clinical trials in ophthalmology and we will no longer be reimbursed for any oncology and urology program costs, as the quarterly reimbursement payments for these costs were accelerated in connection with the $19.0 million equity investment made by Pharmacia & Upjohn under the January 1999 Equity Investment Agreement. The Laserscope license agreement, which provides royalties on the sale of our previously designed device products, terminated in April 1999 and no further royalties are expected to be received.

     Research and Development. Our research and development expenses of $6.4 million for the current period were consistent with the $6.3 million for the three months ended March 31, 1998. Research and development expenses incurred in 1999 and 1998 related primarily to:

     *    The  costs  associated  with  drug and  device  manufacturing  and the screening, treatment and monitoring of qualified individuals participating in clinical trials for AMD and prostate cancer during 1999;
     * The costs associated with the screening, treatment and monitoring of qualified individuals participating in clinical trials in AMD and in other oncology programs during 1998;
     * The preparation of the documentation for clinical trials and regulatory filings; and
     * The preclinical studies and development work associated with the development of existing and new drug compounds, formulations and clinical programs.

     Future research and development expenses may fluctuate depending on the impact of our cost restructuring program implemented in September 1998, the level of Pharmacia & Upjohn's involvement in our Phase III AMD clinical trials, continued expenses incurred in our preclinical studies and clinical trials in other ophthalmology and oncology programs, and costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, the pharmaceutical manufacturing scale-up to expanded commerical levels and expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of preclinical studies and clinical trials and the development of new drug compounds and formulations.

     Selling,   General   and   Administrative.   Our   selling,   general   and
administrative expenses decreased to $2.0 million for the three months ended March 31, 1999 from $3.0 million for the three months ended March 31, 1998. The overall decrease in selling, general and administrative expenses for the first three months of 1999 compared to the same period in 1998 is primarily due to:

     * A decrease in costs associated with professional services received from financial consultants, attorneys and public and media relations;
     * A decrease in payroll and overhead costs due to the reduction of administrative and corporate personnel in conjunction with our September 1998 cost restructuring program; and
     * A decrease in compensation expense associated with options and warrants issued to consultants and expense recorded for the executive option loans.

     Future selling, general and administrative expenses are expected to remain constant due to our September 1998 cost restructuring program. Conditions which may influence these expenses are increased support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and warrants and financial consultants and general corporate matters.

     Loss in Investment in Affiliate. In connection with the $2.0 million line of credit we have provided to our affiliate, Ramus, we have recorded $288,000 as expense, which represents a reserve on the final $250,000 paid out on the credit line plus accrued interest. The $454,000 recorded for the three months ended March 31, 1998 represents a reduction, based on 100% of Ramus' losses for the respective period, of the $2.0 million equity investment made to Ramus in 1996. The future losses recorded with respect to Ramus will be limited to reserves for accrued interest, as the line of credit has been fully utilized and reserved for and the investment balance reduced to zero as of March 31, 1999.

     Interest and Other Income. Interest and other income decreased from $1.3 million for the three months ended March 31, 1998 to $166,000 for the three months ended March 31, 1999. The decrease for the first three months of 1999 compared to the same period in 1998 is directly related to the decrease in the levels of cash and marketable securities earning interest. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period.

     Interest Expense. The level of interest expense incurred for the first three months of 1999 and 1998 was not material. Interest expense will increase during 1999 and the level of increase will be subject to the amount of borrowings under the Pharmacia & Upjohn Credit Agreement.

     We do not believe that inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

     Since inception through March 31, 1999, we have accumulated a deficit of approximately $115.0 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, Pharmacia & Upjohn's purchases of Common Stock and a secondary public offering. As of March 31, 1999, we have received proceeds from the sale of equity securities and convertible notes of approximately $200.5 million.

     In September and October 1997, we entered into a private placement offering, which was subsequently amended with respect to certain purchasers, which provided net proceeds to Miravant of approximately $68.2 million. During 1998, under the price protection and repurchase provisions of these agreements, we issued an additional 2,444,380 shares of Common Stock, repurchased 337,500 shares of Common Stock for $16.9 million and paid $8.6 million. Additionally, during the first quarter of 1999, we completed our price protection obligations through the payment of $4.2 million and the issuance of 688,996 shares Common Stock and the issuance of an additional 450,000 warrants to purchase Common Stock at an exercise price of $35.00 per share. As such, we have no further obligation to these purchasers under the price protection or repurchase provisions of the Securities Purchase Agreements and the amendments thereto.

     In December 1997, the Board of Directors authorized a Common Stock repurchase program allowing for the repurchase of up to 750,000 shares of Common Stock. This 750,000 share repurchase authorization was in addition to and superseded the repurchase program authorized in July 1996, which allowed for the repurchase of up to 600,000 shares of Common Stock. For the three months ended March 31, 1999 we had no stock repurchases and for the three months ended March 31, 1998 we repurchased 280,000 shares at a cost of $9.0 million. All shares repurchased were retired.

     In January 1999, we entered into an Equity Investment Agreement with Pharmacia & Upjohn whereby Pharmacia & Upjohn purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, which represented the acceleration of the oncology and urology reimbursement payments and the two future milestone payments for AMD. Pharmacia & Upjohn will also extend to us up to $22.5 million in credit over the next two years to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. In April 1999, in accordance with the Credit Agreement entered into with Pharmacia & Upjohn, the Company requested to draw-down the first two quarterly loans for a total of $7.5 million. In addition, under the terms of the Credit Agreement and in connection with each draw-down, the Company is obligated to issue Pharmacia & Upjohn a certain number of warrants based on the amount borrowed. The exercise price of each warrant will be equal to 140% of the average of the closing bid prices of the Common Stock for the ten (10) trading days immediately preceding the borrowing request for the related loan and provides for the purchase of one share of our Common Stock. In connection with the first two quarterly loan draw-downs, we issued 120,000 warrants at an exercise price of $11.87 per warrant share.

     In April 1998, we entered into a revolving credit agreement with our affiliate, Ramus, which provided Ramus with the ability to borrow up to $2.0 million. As of March 31, 1999, we have provided the entire loan of $2.0 million to Ramus. In addition, in accordance with the 1996 equity investment in Ramus, we had an exclusive option to purchase the remaining shares of Ramus for a specified amount under certain terms and conditions. The option expired March 3, 1999 and we elected not to exercise the option.

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

     For the three months ended March 31, 1999 and 1998, we required cash for operations of $5.4 million and $8.5 million, respectively. The decrease for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 was primarily due to a decrease in operating activities associated with the our cost restructuring program implemented in September 1998. For the three months ended March 31, 1999, net cash for financing activities provided us with $15.2 million as compared to net cash used by our financing activities of $7.5 million for the three months ended March 31, 1998. The increase for the three months ended March 31, 1999 is primarily related to our $19.0 million Equity Investment Agreement entered into with Pharmacia & Upjohn in January 1999, which was offset by the satisfaction of all of our remaining obligations under the price protection provisions of the Amendment Agreement. For the three months ended March 31, 1998 the primary use of cash for financing activities related to our repurchase of Common Stock at a cost of $9.0 million under our Common Stock repurchase program.

     We invested a total of $8.8 million in property and equipment from 1996 through March 31, 1999. During 1998, we entered into a new lease agreement for an additional facility, for which we have the ability to sublease. We expect to continue to purchase property and equipment in the future as we continue to expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

     Our future capital requirements will depend on numerous factors including:

     * The progress and magnitude of our research and development programs, including preclinical studies and clinical trials;
     *    The time involved in obtaining regulatory approvals;
     *    The cost involved in filing and maintaining patent claims;
     *    Competitor and market conditions;
     *    Investment opportunities;
     *    Our ability to establish and maintain collaborative arrangements;
     * The level of Pharmacia & Upjohn's involvement in our Phase III ophthalmology clinical trials;
     * The cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements; and
     * Our ability to obtain grants to finance research and development projects.

     Our ability to generate substantial funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, scale-up, administrative activities and additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     * Our ability to raise funds in the future through public or private financings, collaborative arrangements or from other sources;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs with us in exchange for manufacturing, marketing, distribution or other rights to products developed by us; and
     *    Our ability to maintain our existing collaborative arrangements.

     We can not guarantee that additional funding will be available to us when needed. If it is not, we will be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities and our business and financial results and condition would be materially adversely affected.


ITEM 3.QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates. The risks related to foreign currency exchange rates are immaterial and we do not use derivative financial instruments.

     From time to time, we maintain a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments, and as of March 31, 1999 we have no borrowings outstanding, we are not subject to significant interest rate risk.





                           PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.
                           See Exhibit Index on page 18.

                  (b)      Reports on Form 8-K.
                           Form 8-K dated January 15, 1999, Other Events - Item 5: announcing that the Company had entered into an Equity Investment Agreement and other related agreements with Pharmacia & Upjohn.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                          Miravant Medical Technologies




Date:    May 14, 1999                       By:/s/ John M. Philpott
-----    ------------                       -----------------------
                                               John M. Philpott
                                               Chief Financial Officer
                                               (on behalf of the Company and as
                                               Principal Financial Officer and
                                               Principal Accounting Officer)




                                INDEX TO EXHIBITS

                                                                                                            Incorporating
Exhibit                                                                                                     Reference
Number                                                 Description                                          (if applicable)
3.1             Certificate of Amendment of the Restated  Certificate of  Incorporation  of the Registrant
                filed with the Delaware Secretary of State on September 12, 1998.                           [E][3.1]
3.2             Certificate of Amendment of the Restated  Certificate of  Incorporation  of the Registrant  [C][3.11]
                filed with the Delaware Secretary of  State on  July 24, 1995.
3.3             Restated  Certificate of Incorporation of the Registrant filed with the Delaware Secretary  [B][3.1]
                of State on December 14, 1994.
3.4             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.2]
                the Delaware Secretary of State on March 17, 1994.
3.5             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.3]
                the Delaware Secretary of State on October 7, 1992.
3.6             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.4]
                the Delaware Secretary of State on November 21, 1991.
3.7             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.5]
                the Delaware Secretary of State on September 27, 1991.
3.8             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.6]
                the Delaware Secretary of State on December 20, 1989.
3.9             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.7]
                the Delaware Secretary of State on August 11, 1989.
3.10            Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.8]
                the Delaware Secretary of State on July 13, 1989.
3.11            Certificate of Incorporation of the Registrant filed with the Delaware  Secretary of State  [A][3.9]
                on June 16, 1989.
3.12            Amended and Restated Bylaws of the Registrant.                                              [E][3.12]
4.1             Specimen Certificate of Common Stock.                                                       [B][4.1]
4.2             Form of Convertible Promissory Note.                                                        [A][4.3]
4.3             Form of Indenture.                                                                          [A][4.4]
4.4             Special Registration Rights Undertaking.                                                    [A][4.5]
4.5             Undertaking Agreement dated August 31, 1994.                                                [A][4.6]
4.6             Letter Agreement dated March 10, 1994.                                                      [A][4.7]
4.7             Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                [A][4.8]
4.8             Form of $55 Common Stock Purchase Warrant.                                                  [D][4.1]
4.9             Form of $60 Common Stock Purchase Warrant.                                                  [D][4.2]
4.10            Form of $35 Amended and Restated Common Stock Purchase Warrant.                             [F][4.1]
4.11            Form of Additional $35 Common Stock Purchase Warrant.                                       [F][4.2]
4.12            Warrant to Purchase  10,000 Shares of Common Stock between the  Registrant  and Charles S.  [G][4.12]
                Love.*
10.1            Amendment  No.  7  dated  as of  January  1,  1999 to  Employment  Agreement  between  the
                Registrant and Gary S. Kledzik.*
10.2            Amendment  No.  12 dated  as of  January  1,  1999 to  Employment  Agreement  between  the
                Registrant and David E. Mai.*
10.3            Amendment  No.  4  dated  as of  January  1,  1999 to  Employment  Agreement  between  the
                Registrant and John M. Philpott.*
27.1            Financial Data Schedule.

-------------------------------------------

[A] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[B] Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[C] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1995, as amended on Form 10-Q/A dated December 6, 1995 (File No. 0-25544).
[D] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-3 (File No. 333-39905).
[E] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended September 30, 1998 (File No. 0-25544).
[F] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated June 30, 1998 (File No. 0-25544).
[G] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25544).
[H] Exhibit A-1 to this exhibit is incorporated by reference from the exhibit referred to in the Registrant's Registration Statement on Form S-1 (File No. 33-87138)
 * Confidential portions of this exhibit have been deleted and filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.