Form 10-Q
period 1999-06-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 1999-08-13
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at July 31, 1999
         -----                                 ----------------------------
Common Stock, $.01 par value                             18,007,050

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION



Item 1.   Consolidated Financial Statements                                 Page

          Consolidated balance sheets as of June 30, 1999 and
            December 31, 1998................................................. 3
          Consolidated statements of operations for the three months ended
            June 30, 1999 and 1998 and for the six months ended
            June 30, 1999 and 1998............................................ 4
          Consolidated statements of cash flows for the six months ended
            June 30, 1999 and 1998............................................ 5
          Notes to consolidated financial statements ......................... 6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .............................. 8


                           PART II. OTHER INFORMATION


Item 3.   Qualitative and Quantitative Diclosures About Market Risk...........15

Item 4.   Submission of Matters to a Vote of Security Holders.................15

Item 6.   Exhibits and Reports on Form 8-K....................................15

          Signatures .........................................................16

                          PART I. FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,            December 31,
                                                                                        1999                  1998
                                                                                 ------------------   -------------------
                                                                                     (Unaudited)
                                    Assets
Current assets:

   Cash and cash equivalents...............................................      $     13,554,000     $      11,284,000
   Investments in short-term marketable securities.........................             7,500,000                    --
   Accounts receivable.....................................................             8,390,000             3,038,000
   Prepaid expenses and other current assets...............................             1,038,000               936,000
                                                                                 ------------------   -------------------
Total current assets.......................................................            30,482,000            15,258,000

Property, plant and equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,638,000             1,720,000
   Equipment...............................................................             5,323,000             5,180,000
   Leasehold improvements..................................................             4,562,000             4,232,000
   Capital lease equipment.................................................               184,000               184,000
                                                                                 ------------------   -------------------
                                                                                       11,735,000            11,344,000
   Accumulated depreciation................................................            (7,017,000)            (5,514,000)
                                                                                 ------------------   -------------------
                                                                                        4,718,000             5,830,000

Investments in affiliates..................................................             1,979,000             1,512,000
Loan to  affiliate,  net of  reserve  of $2.1  million and $1.8 million at
   June 30, 1999 and December 31, 1998, respectively.......................                    --                    --
Patents and other assets...................................................             1,152,000             1,210,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $     38,331,000      $     23,810,000
                                                                                 ==================   ===================


                      Liabilities and shareholders' equity

Current liabilities:
   Accounts payable........................................................      $      4,315,000      $      3,541,000
   Accrued payroll and expenses............................................               650,000               583,000
                                                                                   ----------------      ----------------
Total current liabilities..................................................             4,965,000             4,124,000

Long-term debt.............................................................             7,533,000                    --

Shareholders' equity:
   Common stock, 50,000,000 shares authorized;  17,998,075 and 16,080,054 shares issued and outstanding at June 30, 1999 and
      December 31, 1998, respectively......................................           150,955,000           135,989,000
   Notes receivable from officers..........................................              (448,000)           (1,525,000)
   Deferred compensation...................................................            (2,319,000)           (2,896,000)
   Accumulated other comprehensive loss....................................            (2,497,000)           (2,964,000)
   Accumulated deficit.....................................................          (119,858,000)         (108,918,000)
                                                                                 ------------------   -------------------
Total shareholders' equity.................................................            25,833,000            19,686,000
                                                                                 ------------------   -------------------
Total liabilities and shareholders' equity.................................      $     38,331,000      $     23,810,000
                                                                                 ==================   ===================

See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended June 30,                Six months ended June 30,
                                                         1999                 1998                  1999               1998
                                                  --------------------  ------------------    ------------------  ----------------
Revenues:
   Grants, licensing and royalty income........   $        6,006,000           1,331,000      $      8,418,000    $    1,966,000
                                                  --------------------  ------------------    ------------------ -----------------
Total revenues.................................            6,006,000           1,331,000             8,418,000         1,966,000

Costs and expenses:
   Research and development....................            9,301,000           8,754,000            15,653,000        15,410,000
   Selling, general and administrative.........            1,888,000           2,127,000             3,865,000         4,836,000
   Loss in affiliate...........................               40,000             441,000               328,000           895,000
                                                  --------------------  ------------------    ------------------ -----------------
Total costs and expenses.......................           11,229,000          11,322,000            19,846,000        21,141,000

Loss from operations...........................           (5,223,000)         (9,991,000)          (11,428,000)      (19,175,000)

Interest and other income (expense):
   Interest and other income...................              359,000             927,000               525,000         2,195,000
   Interest expense............................              (37,000)                 --               (37,000)           (1,000)
                                                  --------------------  ------------------    ------------------ -----------------
Total net interest and other income............              322,000             927,000               488,000         2,194,000
                                                  --------------------  ------------------    ------------------ -----------------

Net loss.......................................   $       (4,901,000)   $     (9,064,000)     $    (10,940,000)   $  (16,981,000)
                                                  ====================  ==================    ================== =================
Net loss per share - basic and diluted.........   $            (0.27)   $          (0.64)     $          (0.62)   $        (1.20)
                                                  ====================  ==================    ================== =================
Shares used in computing net loss per share....           17,960,740          14,104,004            17,518,426        14,102,940
                                                  ====================  ==================    ================== =================


See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Six months ended June 30,
Operating activities:                                                           1999                    1998
                                                                        -------------------    ----------------------
    Net loss..........................................................   $   (10,940,000)      $        (16,981,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization..................................         1,564,000                  1,309,000
       Amortization of deferred compensation..........................           957,000                  1,507,000
       Loss on sale of property, plant and equipment..................            25,000                         --
       Reserve for loan receivable from affiliate.....................           328,000                    500,000
       Stock awards...................................................           145,000                     80,000
       Interest on long-term debt.....................................            33,000                         --
       Changes in operating assets and liabilities:
          Accounts receivable.........................................        (5,352,000)                 1,360,000
          Prepaid expenses and other assets...........................           (69,000)                  (489,000)
          Accounts payable and accrued payroll and expenses...........           830,000                   (705,000)
                                                                        -------------------    ---------------------
    Net cash used in operating activities.............................       (12,479,000)               (13,419,000)

Investing activities:
    Purchases of marketable securities ...............................       (11,500,000)                (8,700,000)
    Sales of marketable securities ...................................         4,000,000                  9,900,000
    Investments in affiliates.........................................                --                 (2,105,000)
    Purchases of property, plant and equipment........................          (452,000)                (1,637,000)
                                                                        -------------------    ----------------------
    Net cash used in investing activities.............................        (7,952,000)                (2,542,000)

Financing activities:
    Proceeds from issuance of Common Stock, less issuance costs.......        18,645,000                  2,850,000
    Purchases of Common Stock.........................................                --                (13,952,000)
    Proceeds from long-term debt......................................         7,500,000                         --
    (Payments) adjustments of executive officer notes.................         1,088,000                 (1,178,000)
    Payments of capital lease obligations.............................                --                    (16,000)
    Payments of loan to affiliate.....................................          (328,000)                  (500,000)
    Payments   for  price   protection   under  the   Amended
            Securities Agreement......................................        (4,204,000)                        --
                                                                         ------------------     ---------------------
    Net cash provided by (used in) financing activities...............        22,701,000                (12,796,000)

    Net increase (decrease) in cash and cash equivalents..............         2,270,000                (28,757,000)
    Cash and cash equivalents at beginning of period..................        11,284,000                 55,666,000
                                                                        -------------------     ---------------------
    Cash and cash equivalents at end of period........................   $    13,554,000       $         26,909,000
                                                                        ===================    ======================

Supplemental disclosures:
    Cash paid for:
      State taxes.....................................................   $             --      $            111,000
                                                                        ===================    ======================
      Interest .......................................................   $             --      $              1,000
                                                                        ===================    ======================
    Non-cash investing activities:
     Investment in affiliate from issuance of Common Stock............   $             --      $          1,476,000
                                                                        ===================    ======================



See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

     For the six months ended June 30, 1999 and 1998, comprehensive loss amounted to approximately $10.5 million and $17.0 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix.

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

5.   Shareholders' Equity

     In January 1999, the Company and Pharmacia & Upjohn, Inc. and Pharmacia & Upjohn S.p.A., which involve these entities and certain other wholly owned subsidiaries or Pharmacia & Upjohn, entered into an Equity Investment Agreement pursuant to which Pharmacia & Upjohn purchased from the Company 1,136,533 shares of the Company's Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. This price includes a premium of approximately 20% over the ten day average per share closing price of the Common Stock through January 14, 1999. In February 1999, the Company and Pharmacia & Upjohn Treasury Services AB entered into a Credit Agreement which will extend to the Company up to $22.5 million in credit, which is subject to certain limitations and restrictions, to be used to support the Company's ophthalmology, oncology and other development programs, as well as for general corporate purposes. In connection with the extension of this credit, Pharmacia & Upjohn Treasury Services AB will receive a total of up to 360,000 warrants to purchase shares of Miravant Common Stock. The exercise price of each warrant will be equal to 140% of the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding the borrowing request for the related loan. Additionally, the Company and Pharmacia & Upjohn have amended their existing ophthalmology and oncology development and license agreements to eliminate future cost reimbursements for oncology and urology and any future milestone payments in age-related macular degeneration or AMD. Under the Credit Agreement, upon its initial borrowing and until the loan is fully paid off, the Company will be required to meet certain affirmative, negative and financial covenants.

6.   Long-Term Debt

     During the second quarter of 1999, in accordance with the Credit Agreement entered into with Pharmacia & Upjohn Treasury Services AB in February 1999, the Company requested and received the first two quarterly loans for a total of $7.5 million of the $22.5 million it has available under the Credit Agreement. Under the terms of the Credit Agreement and in connection with the loan amounts received, the Company issued 120,000 warrants to purchase Miravant Common Stock at an exercise price of $11.87 per warrant share. In addition, in accordance with the Credit Agreement, the Company issued a promissory note to Pharmacia & Upjohn Treasury Services AB for the loan amounts received and issued an additional promissory note for the related interest due on the outstanding loan balance as of June 30, 1999. The promissory notes mature in June 2004, subject to certain limitations and restrictions as defined by the Credit Agreement, and accrue interest at the prime rate, which was 7.75% at June 30, 1999.

7.   Subsequent Event

     In August 1999, the Company extended its guaranty, under similar terms and conditions, of a $7.6 million loan that a former director has with a bank. In conjunction with the one year extension to July 31, 2000, the Company increased its security interest to include substantially all of the personal assets of the former director, which includes the previously secured Common Stock owned by the former director.



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

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $119.9 million as of June 30, 1999. We expect to continue to incur substantial, and possibly increasing, operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

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

     Until we commercialize our product(s), we expect revenues to continue to be attributable to licensing agreements and grants. We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, our ability to successfully manufacture, market and distribute our drug products and device products and/or the restructuring or establishment of collaborative arrangements for the manufacturing, marketing and distribution of some of our products. We anticipate our operating activities will result in substantial net losses for several more years.

     In June 1998, we amended the development and funding provisions of our previously executed 1995 SnET2 development and license agreements with Pharmacia & Upjohn, Inc. and some of its subsidiaries, which together are referred to as Pharmacia & Upjohn in this report. Under the amended ophthalmology agreement, we were to conduct all preclinical studies and U.S. clinical trials and would be reimbursed by Pharmacia & Upjohn for all out-of-pocket expenses incurred, provided that the trials were conducted in accordance with the agreement.
Pharmacia & Upjohn was to conduct all international clinical trials in ophthalmology. We also amended our oncology, urology and dermatology development and license agreement to return to us the rights for SnET2 in dermatology and to provide for the quarterly funding of $2.5 million for eight quarters for use in our oncology and urology programs. Subsequently, in January 1999, we entered into an Equity Investment Agreement, which also amended the June 1998 ophthalmology, oncology and urology agreements with Pharmacia & Upjohn. Under this 1999 Equity Investment Agreement, Pharmacia & Upjohn purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, which represents the acceleration of the remaining six $2.5 million quarterly payments for oncology and urology and two future milestone payments for
age-related  macular   degeneration,   or  AMD,  under  the  amended  June  1998
development and license agreements. Also in February 1999, under a separate Credit Agreement, Pharmacia & Upjohn Treasury Services AB extended to us up to $22.5 million in credit, which is subject to certain limitations and requirements, in the form of up to six quarterly loans of $3.75 million each to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes.

     During the third quarter of 1998 and in connection with the 1998 amendment of the Pharmacia & Upjohn agreements, we implemented a cost restructuring program designed to focus our resources on our core development programs, which emphasize large potential market opportunities and unmet medical needs. Additionally, the program was designed to utilize the cost reimbursement components of the 1998 amended Pharmacia & Upjohn agreements as well as streamline administrative activities, reduce overhead costs and eliminate positions that were not central to our core development programs. In February 1999, based on the February 1999 amended Pharmacia & Upjohn development and license agreements, we refined our use of resources to utilize the change in cost reimbursement from Pharmacia & Upjohn while maintaining our development programs. We will continue to evaluate the use of our resources as our funding provisions change and as opportunities present themselves.

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

Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Our computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, such as:

     *    A  temporary  inability  to  process  accounting,  payroll,  database,
          network  and  software   transactions;
     * Possible disruption of environmental, lighting, security controls and other corporate equipment;
     * A temporary inability to process clinical and preclincal testing and data; and
     * Loss of telephone and related voicemail and internet messages, in addition to other similar normal business activities.

     We have undertaken various initiatives intended to ensure that our computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. The term "computer equipment and software" includes systems that are commonly thought of as Information Technology or IT systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems. It also includes systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, air conditioning units, internally developed software and other miscellaneous systems. Based upon our efforts to date, we believe that certain of the computer equipment and software we use may require replacement or modification. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, we currently anticipate that our Year 2000 identification, assessment, remediation and testing efforts, which began in February 1998, will be completed by August 31, 1999. As of June 30, 1999, we had completed approximately 90% of the initiatives that we believe will be necessary to fully address potential Year 2000 issues relating to our computer equipment software and non-IT systems. The projects comprising the remaining 10% of the initiatives are in process and are expected to be completed on or about August 31, 1999. The following table describes the Year 2000 initiatives as well as our progress and the anticipated completion dates as of June 30, 1999:


                                                                                Expected             Percent
Year 2000 Initiatives                                                         Completion Date        Complete
                                                                             -----------------    ---------------

     Initial IT system identification......................................      10/98                   100%
     Initial IT system assessment..........................................      11/98                   100%
     Remediation regarding central system issues...........................       6/99                   100%
     Testing regarding central system issues...............................       8/99                    50%
     Identification, assessment, remediation and testing regarding desktop
           and individual system issues....................................       6/99                   100%

     Identification regarding non-IT system issues.........................      10/98                   100%
     Assessment regarding non-IT system issues.............................      11/98                   100%
     Remediation regarding non-IT system issues............................       6/99                   100%
     Testing regarding non-IT system issues................................       8/99                    50%


     We are in the process of communicating with our significant vendors and service providers and strategic partners to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services utilized by such entities are Year 2000 compliant. This process will be completed in August 1999.

     We believe that the cost of our Year 2000 efforts, as well as those costs related to Year 2000 issues of third parties, are expected to approximate $250,000. As of June 30, 1999, we had not incurred any significant external costs related to our Year 2000 efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. We presently believe that the Year 2000 issue will not pose significant operational problems for us. However, if all Year 2000 issues are not properly identified, the Year 2000 issue may materially adversely impact our results of operations or adversely affect our relationships with vendors, or others. Additionally, the Year 2000 issues of other entities may have a material adverse impact on our systems or results of operations.


Results of Operations

     The following table provides a summary of the Company's revenues for the three and six months ended June 30, 1999 and 1998:


                                       Three months ended June 30,                 Six months ended June 30,
Consolidated Revenues                   1999                 1998                   1999                1998
---------------------             ------------------   ------------------     ------------------  -----------------
Grants and contracts...........        $     83,000          $   197,000            $   205,000         $  338,000
Royalties......................              81,000               84,000                143,000            133,000
License........................           5,842,000            1,050,000              8,070,000          1,495,000
                                  ------------------   ------------------     ------------------  -----------------
Total revenue..................        $  6,006,000         $  1,331,000           $  8,418,000        $ 1,966,000
                                  ==================   ==================     ==================  =================

     Revenues. For the three months ended June 30, 1999, our revenues increased to $6.0 million from $1.3 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, our revenues increased to $8.4 million from $2.0 million for the same period in 1998.

     The increase in revenues for both the three and six month periods ending June 30, 1999 relate primarily to the increase in specific reimbursement from Pharmacia & Upjohn of out-of-pocket or direct costs incurred in preclinical studies and Phase III clinical trials in ophthalmology. For the six months ended June 30, 1999, we recorded revenues of $8.1 million for the specific reimbursement of out-of-pocket or direct costs incurred in preclinical studies and Phase III clinical trials in AMD. These reimbursements were recorded in accordance with the February 1999 amended and restated ophthalmology development and license agreement entered into with Pharmacia & Upjohn. For the six months ended June 30, 1998, we recorded revenues of $1.5 million for the specific reimbursement of oncology programs and Phase I/II AMD clinical and preclincal program costs in conjunction with the license agreement and the amendments thereto, entered into in July 1995 with Pharmacia & Upjohn. The future revenues recorded for ophthalmology cost reimbursement may fluctuate depending on the amount of reimbursable costs incurred and Pharmacia & Upjohn's level of involvement in the Phase III clinical trials, which is expected to increase in the future.

     The level of license and grant income is likely to fluctuate materially from period to period and in the future depending on the amount of preclinical and clinical costs incurred and/or reimbursed, the achievement of milestones and the extent of development activities under the amended and restated ophthalmology development and license agreement with Pharmacia & Upjohn and the amount of grant income awarded and expended. Under the 1999 amended Pharmacia & Upjohn development and license agreements for ophthalmology, oncology and urology, we will only be reimbursed for the specific costs for preclinical studies and clinical trials in ophthalmology and we will no longer be reimbursed for any oncology and urology program costs, as the quarterly reimbursement payments for these costs were accelerated in connection with the $19.0 million equity investment made by Pharmacia & Upjohn under the January 1999 Equity Investment Agreement. No further royalty income is expected to be received, as the Laserscope license agreement, which provided royalties on the sale of our previously designed device products, terminated in April 1999.

     Research and Development. For the three months ended June 30, 1999, research and development expenses increased to $9.3 million from $8.8 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, research and development expenses increased to $15.7 million from $15.4 million for the same period in 1998. The increase in research and development expenses incurred in 1999 related primarily to:

     *    The  costs  associated  with  drug and  device  manufacturing  and the screening, treatment and monitoring of qualified individuals participating in Phase III clinical trials for AMD and Phase I clinical trials for prostate cancer during 1999;
     * Costs for the preparation of the documentation and the collecting of data for the Phase III clinical trials for AMD and regulatory filings; and
     * The preclinical studies and development work associated with the development of existing and new drug compounds, formulations and clinical programs.

     Research and development expenses incurred in 1998 primarily related to similar types of costs incurred for Phase I/II AMD and other oncology clinical trials.

     Future research and development expenses may fluctuate depending on the impact of our cost restructuring program implemented in September 1998, the level of Pharmacia & Upjohn's involvement in our Phase III AMD clinical trials, continued expenses incurred in our preclinical studies and clinical trials in other ophthalmology and oncology programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, the pharmaceutical manufacturing scale-up to expand to commercial levels and the expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of preclinical studies and clinical trials and the development of new drug compounds and formulations.

     Selling, General and Administrative. For the three months ended June 30, 1999, selling, general and administrative expenses decreased to $1.9 million from $2.1 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, selling, general and administrative expenses decreased to $3.9 million from $4.8 million for the same period in 1998. The overall decrease in selling, general and administrative expenses for both the three and six months ended June 30, 1999 compared to the same periods in 1998 is primarily due to:

     * A decrease in costs associated with professional services received from financial consultants, attorneys and public and media relations; and
     * A decrease in compensation expense associated with options and warrants issued to consultants.

     Future selling, general and administrative expenses are expected to remain consistent due to our September 1998 cost restructuring program. Conditions which may influence these expenses are the level of support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and warrants and financial consultants and general corporate matters.

     Loss in Investment in Affiliate. In connection with the $2.0 million line of credit we have provided to our affiliate, Ramus, we have recorded a reserve for the entire $2.0 million outstanding credit line balance plus accrued interest as of June 30, 1999. The $328,000 expense recorded for the six months ended June 30, 1999 represents a reserve for the final amount of borrowings under the credit line plus accrued interest. The $895,000 expense recorded for the six months ended June 30, 1998 represents a reduction, based on 100% of Ramus' losses for the respective period, of the $2.0 million equity investment made in Ramus in 1996. The future losses recorded with respect to Ramus will be limited to reserves for accrued interest, as the line of credit has been fully utilized and reserved for and the investment balance reduced to zero as of June 30, 1999.

     Interest and Other Income. Interest and other income decreased to $525,000 for the six months ended June 30, 1999 from $2.2 million for the six months ended June 30, 1998. The decrease for the six months ended June 30, 1999 compared to the same period in 1998 is directly related to the decrease in the levels of cash and marketable securities earning interest. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period.

     Interest Expense. The level of interest expense incurred for the first six months of 1999 and 1998 was not significant. Interest expense will increase during 1999 and the level of increase will be subject to the amount of borrowings under the Pharmacia & Upjohn Treasury Services AB Credit Agreement and the warrants issued in connection with the borrowings.

     We do not believe that inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

     Since inception through June 30, 1999, we have accumulated a deficit of approximately $119.9 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, Pharmacia & Upjohn's purchases of Common Stock, a secondary public offering and credit arrangements. As of June 30, 1999, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $208.0 million.

     In September and October 1997, we entered into a private placement offering, which was subsequently amended with respect to certain purchasers, which provided net proceeds to Miravant of approximately $68.2 million. During 1998, under the price protection and repurchase provisions of the related Securities Purchase Agreements, we issued an additional 2,444,380 shares of Common Stock, repurchased 337,500 shares of Common Stock for $16.9 million and paid $8.6 million. During the first quarter of 1999, we completed our price protection obligations through the payment of $4.2 million and the issuance of 688,996 shares Common Stock and 450,000 additional warrants to purchase Common Stock at an exercise price of $35.00 per share. As such, we have no further obligation to these purchasers under the price protection or repurchase provisions of the Securities Purchase Agreements and the amendments thereto.

     In December 1997, the Board of Directors authorized a Common Stock repurchase program allowing for the repurchase of up to 750,000 shares of Common Stock. This 750,000 share repurchase authorization was in addition to and superseded the repurchase program authorized in July 1996, which allowed for the repurchase of up to 600,000 shares of Common Stock. For the six months ended June 30, 1999 we had no stock repurchases and for the six months ended June 30, 1998 we repurchased 468,000 shares at a cost of $14.0 million. All shares repurchased were retired.

     In January 1999, we entered into an Equity Investment Agreement with Pharmacia & Upjohn whereby Pharmacia & Upjohn purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, which represented the acceleration of the oncology and urology reimbursement payments and the two future milestone payments for AMD under the June 1998 amended development and license agreements. Pharmacia & Upjohn Treasury Services AB will also extend to us up to $22.5 million in credit over the next two years to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. During the second quarter of 1999, in accordance with the Credit Agreement entered into with Pharmacia & Upjohn Treasury Services AB in February 1999, we requested and received the first two quarterly loans for a total of $7.5 million of the $22.5 million available to us under the Credit Agreement. In accordance with the Credit Agreement, we issued a promissory note to Pharmacia & Upjohn Treasury Services AB for the loan amounts received and issued an additional promissory note for the related interest due on the outstanding loan balance as of June 30, 1999. The promissory notes mature in June 2004, subject to certain limitations and restrictions as defined by the Credit Agreement, and accrue interest at the prime rate, which was 7.75% at June 30, 1999. We will continue to be able to issue promissory notes for the quarterly interest amounts due, however beginning in the year 2001 the issuance of promissory notes for the quarterly interest due will be subject to certain restrictions. In addition, under the terms of the Credit Agreement and in connection with each draw-down, we are obligated to issue Pharmacia & Upjohn Treasury Services AB a certain number of warrants based on the amount borrowed. The exercise price of each warrant will be equal to 140% of the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding the borrowing request for the related loan. In connection with the first two quarterly loan received, we issued warrants to purchase 120,000 shares of Common Stock at an exercise price of $11.87 per warrant share.

     In April 1998, we entered into a revolving credit agreement with our affiliate, Ramus, which provided Ramus with the ability to borrow up to $2.0 million. As of June 30, 1999, we have provided the entire loan of $2.0 million to Ramus. In addition, in accordance with the 1996 equity investment in Ramus, we had an exclusive option to purchase the remaining shares of Ramus for a specified amount under certain terms and conditions. The option expired March 3, 1999 and we elected not to exercise the option.

     In August 1999, we extended our guaranty of a term loan in the amount of $7.6 million made by a bank to a former director of ours. In conjunction with the one year extension to July 31, 2000, we increased our security interest to include substantially all of the personal assets of the former director, which includes the previously secured Common Stock owned by the former director.

     For the six months ended June 30, 1999 and 1998, we required cash for operations of $12.5 million and $13.4 million, respectively. The decrease for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 was primarily due to an increase in the amount of costs incurred which are reimbursed under the Pharmacia & Upjohn Agreements, as well as a reduction of the amortization of deferred compensation, which was offset by an increase in accounts payable. For the six months ended June 30, 1999, net cash provided by our financing activities was $22.7 million as compared to net cash used by our financing activities of $12.8 million for the six months ended June 30, 1998. The increase for the six months ended June 30, 1999 is primarily related to Pharmacia & Upjohn's $19.0 million Equity Investment as well as the $7.5 million provided under the Pharmacia & Upjohn Treasury Services AB Credit Agreement. The net cash used in 1998 related primarily to the repurchase of our Common Stock.

     We invested a total of $9.0 million in property and equipment from 1996 through June 30, 1999. During 1998, we entered into a new lease agreement for an additional facility, for which we have the ability to sublease. We expect to continue to purchase property and equipment in the future as we continue to expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

     Our future capital requirements will depend on numerous factors including:

     * The progress and magnitude of our research and development programs, including preclinical studies and clinical trials;
     *    The time involved in obtaining regulatory approvals;
     *    The cost involved in filing and maintaining patent claims;
     *    Competitor and market conditions;
     *    Investment opportunities;
     *    Our ability to establish and maintain collaborative arrangements;
     * The level of Pharmacia & Upjohn's involvement in our Phase III AMD clinical trial;
     * The cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements; and
     * Our ability to obtain grants to finance research and development projects.

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



                           PART II. OTHER INFORMATION


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates. The risks related to foreign currency exchange rates are immaterial and we do not use derivative financial instruments.

     From time to time, we maintain a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments and that our borrowings outstanding are under variable interest rates, we are not subject to significant interest rate risk.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 23, 1999, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:

                                             Votes               Votes
                                              For              Withheld
                                        ---------------     --------------
      Larry S. Barels                     13,408,001            505,078
      William P. Foley II                 13,408,001            505,078
      Charles T. Foscue                   13,408,001            505,078
      Gary S. Kledzik, Ph.D.              13,408,001            505,078
      David E. Mai                        13,408,001            505,078
      Jonah Shacknai                      13,408,001            505,078

In addition, the shareholders also approved the following proposal:


                                                         Votes             Votes                                Broker
                                                          For             Against          Abstained           Non-Votes
                                                     --------------    --------------    ---------------    ----------------
1.       Proposal  to ratify  the  selection  of
         the Company's independent auditors.         13,890,284            17,795              5,000                   0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.
                           See Exhibit Index on page 17.

                  (b)      Reports on Form 8-K.
                           None.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                   Miravant Medical Technologies



Date:    August 13, 1999           By:/s/ John M. Philpott
                                   ------------------------
                                          John M. Philpott
                                          Chief Financial Officer and Controller
                                          (on behalf of the Company and as
                                          Principal Financial Officer and
                                          Principal Accounting Officer)





                                INDEX TO EXHIBITS

                                                                                                            Incorporating
Exhibit                                                                                                     Reference
Number                                                 Description                                          (if applicable)
3.1             Certificate of Amendment of the Restated  Certificate of  Incorporation  of the Registrant
                filed with the Delaware Secretary of State on September 12, 1997.                           [E][3.1]
3.2             Certificate of Amendment of the Restated  Certificate of  Incorporation  of the Registrant  [C][3.11]
                filed with the Delaware Secretary of  State on  July 24, 1995.
3.3             Restated  Certificate of Incorporation of the Registrant filed with the Delaware Secretary  [B][3.1]
                of State on December 14, 1994.
3.4             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.2]
                the Delaware Secretary of State on March 17, 1994.
3.5             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.3]
                the Delaware Secretary of State on October 7, 1992.
3.6             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.4]
                the Delaware Secretary of State on November 21, 1991.
3.7             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.5]
                the Delaware Secretary of State on September 27, 1991.
3.8             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.6]
                the Delaware Secretary of State on December 20, 1989.
3.9             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.7]
                the Delaware Secretary of State on August 11, 1989.
3.10            Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.8]
                the Delaware Secretary of State on July 13, 1989.
3.11            Certificate of Incorporation of the Registrant filed with the Delaware  Secretary of State  [A][3.9]
                on June 16, 1989.
3.12            Amended and Restated Bylaws of the Registrant.                                              [E][3.12]
4.1             Specimen Certificate of Common Stock.                                                       [B][4.1]
4.2             Form of Convertible Promissory Note.                                                        [A][4.3]
4.3             Form of Indenture.                                                                          [A][4.4]
4.4             Special Registration Rights Undertaking.                                                    [A][4.5]
4.5             Undertaking Agreement dated August 31, 1994.                                                [A][4.6]
4.6             Letter Agreement dated March 10, 1994.                                                      [A][4.7]
4.7             Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                [A][4.8]
4.8             Form of $55 Common Stock Purchase Warrant.                                                  [D][4.1]
4.9             Form of $60 Common Stock Purchase Warrant.                                                  [D][4.2]
4.10            Form of $35 Amended and Restated Common Stock Purchase Warrant.                             [F][4.1]
4.11            Form of Additional $35 Common Stock Purchase Warrant.                                       [F][4.2]
4.12            Warrant to Purchase  10,000 Shares of Common Stock between the  Registrant  and Charles S.
                Love.*                                                                                      [G][4.12]
27.1            Financial Data Schedule.
-------------------------------------------

[A] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-1
           (File No. 33-87138).
[B] Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 2 to the Registrant's
           Registration Statement on Form S-1 (File No. 33-87138).
[C] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June
           30, 1995, as amended on Form 10-Q/A dated  December 6, 1995 (File No.
           0-25544).
[D] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-3
           (File No. 333-39905).
[E] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended
           September 30, 1997 (File No. 0-25544).
[F] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated June 30, 1999 (File No.
           0-25544).
[G] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June
           30, 1998 (File No. 0-25544).
* Confidential portions of this exhibit have been deleted and filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.