Form 10-Q
period 1999-09-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 1999-11-12
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at October 31, 1999
         -----                             -------------------------------
Common Stock, $.01 par value                         18,015,696





                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                                               Page

Item 1.           Consolidated Financial Statements

                  Consolidated balance sheets as of September 30, 1999 and
                     December 31, 1998...........................................................3
                  Consolidated statements of operations for the three months ended
                     September 30, 1999 and 1998 and for the nine months ended
                     September 30, 1999 and 1998.................................................4
                  Consolidated statements of cash flows for the nine months ended
                     September 30, 1999 and 1998.................................................5
                  Notes to consolidated financial statements ....................................6

Item 2.           Management's Discussion and Analysis of Financial

                     Condition and Results of Operations.........................................8


                           PART II. OTHER INFORMATION

Item 3.           Qualitative and Quantitative Disclosures About Market Risk.....................15

Item 6.           Exhibits and Reports on Form 8-K...............................................15

                  Signatures.....................................................................16



                          PART I. FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     September 30,        December 31,
                                                                                         1999                 1998
                                                                                 -------------------- -------------------
                                                                                      (Unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents...............................................      $       11,317,000   $      11,284,000
   Investments in short-term marketable securities.........................               3,621,000                  --
   Accounts receivable.....................................................               8,314,000           3,038,000
   Prepaid expenses and other current assets...............................               1,726,000             936,000
                                                                                 -------------------- -------------------
Total current assets.......................................................              24,978,000          15,258,000

Property, plant and equipment:
   Vehicles................................................................                  28,000              28,000
   Furniture and fixtures..................................................               1,638,000           1,720,000
   Equipment...............................................................               5,455,000           5,180,000
   Leasehold improvements..................................................               4,479,000           4,232,000
   Capital lease equipment.................................................                 184,000             184,000
                                                                                 -------------------- -------------------
                                                                                         11,784,000          11,344,000
   Accumulated depreciation................................................              (7,674,000)         (5,514,000)
                                                                                 -------------------- -------------------
                                                                                          4,110,000           5,830,000

Investments in affiliates..................................................                 511,000           1,512,000
Loan to  affiliate,  net of  reserve  of $2.2  million  and $1.8  million at
   September 30, 1999 and December 31, 1998, respectively..................                      --                  --
Patents and other assets...................................................               1,120,000           1,210,000
                                                                                 -------------------- -------------------
Total assets...............................................................      $       30,719,000    $     23,810,000
                                                                                 ==================== ===================

                      Liabilities and shareholders' equity

Current liabilities:

   Accounts payable........................................................      $        2,881,000    $      3,541,000
   Accrued payroll and expenses............................................                 775,000             583,000
                                                                                   ------------------    ----------------
Total current liabilities..................................................               3,656,000           4,124,000

Long-term debt.............................................................               7,685,000                  --

Shareholders' equity:
   Common stock, 50,000,000 shares authorized; 18,014,029 and 16,080,054 shares issued and outstanding at September 30, 1999 and
     December 31, 1998, respectively.......................................             151,127,000         135,989,000
   Notes receivable from officers..........................................                (454,000)         (1,525,000)
   Deferred compensation...................................................              (2,085,000)         (2,896,000)
   Accumulated other comprehensive loss....................................              (3,965,000)         (2,964,000)
   Accumulated deficit.....................................................            (125,245,000)       (108,918,000)
                                                                                 -------------------- -------------------
Total shareholders' equity.................................................              19,378,000          19,686,000
                                                                                 -------------------- -------------------
Total liabilities and shareholders' equity.................................      $       30,719,000    $     23,810,000
                                                                                 ==================== ===================

See accompanying notes.




                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended September 30,            Nine months ended September 30,
                                                         1999                 1998                  1999                1998
                                                  --------------------  ------------------    ------------------  ------------------
Revenues:
   Grants, licensing and royalty income........   $        2,353,000    $      3,753,000      $     10,771,000    $      5,719,000
                                                  --------------------  ------------------    ------------------ -------------------
Total revenues.................................            2,353,000           3,753,000            10,771,000           5,719,000

Costs and expenses:
   Research and development....................            5,833,000           5,798,000            21,486,000          20,708,000
   Selling, general and administrative.........            1,981,000           2,497,000             5,846,000           7,333,000
   Loss in affiliate...........................               42,000             526,000               370,000           1,921,000
                                                  --------------------  ------------------    ------------------ -------------------
Total costs and expenses.......................            7,856,000           8,821,000            27,702,000          29,962,000

Loss from operations...........................           (5,503,000)         (5,068,000)          (16,931,000)        (24,243,000)

Interest and other income (expense):
   Interest and other income...................              280,000           1,005,000               805,000           3,200,000
   Interest expense............................             (164,000)               --                (201,000)             (1,000)
                                                   -------------------  ------------------      ---------------- -------------------
Total net interest and other income............              116,000           1,005,000               604,000           3,199,000
                                                   -------------------  ------------------    ------------------ -------------------

Net loss.......................................   $       (5,387,000)   $     (4,063,000)     $    (16,327,000)   $    (21,044,000)
                                                    ==================  ==================      ================ ===================
Net loss per share - basic and diluted.........   $            (0.30)   $          (0.30)     $          (0.92)   $          (1.51)
                                                    ==================  ==================      ================ ===================
Shares used in computing net loss per share....           18,007,535          13,724,679            17,683,254          13,976,017
                                                  ====================  ==================    ================== ===================



See accompanying notes.


                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                              Nine months ended September 30,
Operating activities:                                                           1999                    1998
                                                                        -------------------    ----------------------
    Net loss..........................................................   $   (16,327,000)      $        (21,044,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization..................................         2,239,000                 1,985,000
       Amortization of deferred compensation..........................         1,216,000                  1,026,000
       Loss on sale of property, plant and equipment..................            25,000                         --
       Reserve for loan receivable from affiliate.....................           250,000                  1,892,000
       Stock awards...................................................           310,000                    108,000
       Interest on long-term debt.....................................           185,000                         --

       Changes in operating assets and liabilities:
          Accounts receivable.........................................        (5,276,000)                   502,000
          Prepaid expenses and other assets...........................          (743,000)                (1,072,000)
          Accounts payable and accrued payroll and expenses...........          (485,000)                (1,949,000)
                                                                        -------------------    ----------------------
    Net cash used in operating activities.............................       (18,606,000)               (18,552,000)

Investing activities:
    Purchases of marketable securities ...............................       (17,514,000)               (36,545,000)
    Sales of marketable securities ...................................        13,893,000                 49,112,000
    Investments in affiliates.........................................                --                 (2,105,000)
    Purchases of property, plant and equipment........................          (501,000)                (2,531,000)
                                                                        -------------------    ----------------------
    Net cash (used in) provided by investing activities...............        (4,122,000)                 7,931,000

Financing activities:
    Proceeds from issuance of Common Stock, less issuance costs.......        18,627,000                  3,225,000
    Purchases of Common Stock.........................................                --                (29,161,000)
    Proceeds from long-term debt......................................         7,500,000                         --
    (Payments) adjustments of executive officer notes.................         1,088,000                 (2,100,000)
    Payments of capital lease obligations.............................                --                    (17,000)
    Payments of loan to affiliate.....................................          (250,000)                (1,026,000)
    Payments for price protection under the
      Amended Securities Agreement....................................        (4,204,000)                        --
                                                                           ----------------      --------------------
    Net cash provided by (used in) financing activities...............        22,761,000                (29,079,000)

    Net increase (decrease) in cash and cash equivalents..............            33,000                (39,700,000)
    Cash and cash equivalents at beginning of period..................        11,284,000                 55,666,000
                                                                        -------------------    ---------------------
    Cash and cash equivalents at end of period........................   $    11,317,000       $         15,966,000
                                                                        ===================    ======================

Supplemental disclosures:
    Cash paid for:
      State taxes.....................................................   $        100,000      $             96,000
                                                                        ===================    ======================
      Interest .......................................................   $             --      $              1,000
                                                                        ===================    ======================
    Non-cash investing activities:
     Investment in affiliate from issuance of Common Stock............   $             --      $          1,476,000
                                                                        ===================    ======================

See accompanying notes.




                          MIRAVANT MEDICAL TECHNOLOGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Comprehensive Income (Loss)

     For the three months ended September 30, 1999 and 1998, comprehensive loss amounted to $6.9 million and $7.1 million, respectively. For the nine months ended September 30, 1999 and 1998, comprehensive loss amounted to $17.3 million and $24.0 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix Technologies Corp. or Xillix.

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

5.   Shareholders' Equity

     In January 1999, the Company and Pharmacia & Upjohn, Inc., and certain other wholly owned subsidiaries, which collectively and individually are referred to as Pharmacia & Upjohn in this report, entered into an Equity Investment Agreement pursuant to which Pharmacia & Upjohn purchased from the Company 1,136,533 shares of the Company's Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. This price includes a premium of approximately 20% over the ten-day average per share closing price of the Common Stock through January 14, 1999. In February 1999, the Company and Pharmacia & Upjohn entered into a Credit Agreement which will extend to the Company up to $22.5 million in credit, which is subject to certain limitations and restrictions, to be used to support the Company's ophthalmology, oncology and other development programs, as well as for general corporate purposes. In connection with this credit, Pharmacia & Upjohn will receive a total of up to 360,000 warrants to purchase shares of Miravant Common Stock. The exercise price of each warrant will be equal to 140% of the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding the borrowing request for the related loan. Under the Credit Agreement, the Company will be required to meet certain affirmative, negative and financial covenants until the loan is fully paid off. Additionally, in connection with the Equity Investment Agreement and the Credit Agreement, in February 1999 the Company and
     Pharmacia & Upjohn amended the June 1998 ophthalmology, oncology and urology development and license agreements to eliminate future cost reimbursements for oncology and urology and any future milestone payments in age-related macular degeneration or AMD.

6.   Long-Term Debt

     During the second quarter of 1999, in accordance with the February 1999 Credit Agreement with Pharmacia & Upjohn, the Company received the first two quarterly loans for a total of $7.5 million of the available $22.5 million and issued 120,000 warrants to purchase Miravant Common Stock at an exercise price of $11.87 per warrant share. In addition, in accordance with the Credit Agreement, the Company issued a promissory note to Pharmacia & Upjohn for the loan amounts received and issued additional promissory notes for the related interest due on the outstanding loan balance as of June 30, 1999 and September 30, 1999. The promissory notes mature in June 2004, subject to certain limitations and restrictions as defined by the Credit Agreement, and accrue interest at the prime rate which adjusts quarterly and was 8.0% for the quarter ended September 30, 1999.

7.   Subsequent Events

     Extension of Guaranty

     In October 1999, the Company finalized the extension of its guaranty of a $7.6 million loan plus accrued interest that a former director has with a commercial bank, under substantially similar terms and conditions. In conjunction with the extension to October 31, 2000, the Company increased its security interest to include substantially all of the personal assets of the former director, which includes the previously secured Miravant Common Stock owned by the former director. Additionally, with the extension of the guaranty of this loan, the former director paid the Company a transaction fee of $152,000.

     Pharmacia & Upjohn

     In November 1999, in accordance with the Credit Agreement entered into with Pharmacia & Upjohn in February 1999, the Company requested the third and fourth quarterly loans for a total of $7.5 million of the remaining $15.0 million available under the Credit Agreement. Under the terms of the Credit Agreement and in connection with the loan amounts received, the Company issued 120,000 warrants to purchase Miravant Common Stock at an exercise price of $14.83 per warrant share. In addition, the Company received payment from Pharmacia & Upjohn of $5.6 million related to their outstanding second quarter reimbursement cost billings.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the current stage of development of both Miravant and our products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to our business, the unproven safety and efficacy of our drug and device products, our significant additional financing requirements, the volatility of our stock price, the uncertainty of future capital funding, the highly competitive environment of the international pharmaceutical and medical device industries and the presence of a number of competitors with significantly greater financial, technical and other resources and extensive operating histories, our potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether we will obtain sufficient protection or competitive advantage therefrom, uncertainties relating to our ability and the ability of our significant vendors and service providers to successfully complete our Year 2000 initiatives, our dependence upon a limited number of key personnel and consultants and our significant reliance upon our collaborative partners for achieving our goals, and other factors detailed in our Annual Report on Form 10-K for the year ended December 31, 1998.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $125.2 million as of September 30, 1999. We expect to continue to incur substantial, and possibly increasing, operating losses for the next several years due to continued and increased spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

     Our revenues primarily reflect income earned from licensing agreements and grants. To date, we have received no revenue from the sale of drug products, and we are not permitted to engage in commercial sales of drugs or devices until such time, if ever, as we receive requisite regulatory approvals. As a result, we do not expect to record significant product sales until such approvals are received.

     Until we commercialize our product(s), we expect revenues to continue to be attributable to licensing agreements and grants. We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, our ability to successfully manufacture, market and distribute our drug and device products and/or the restructuring or establishment of collaborative arrangements for the manufacturing, marketing and distribution of some of our products. We anticipate our operating activities will result in substantial net losses for several more years.

     In June 1998, we amended the development and funding provisions of our previously executed 1995 SnET2 development and license agreements with Pharmacia & Upjohn, Inc. and some of its subsidiaries, which together are referred to as Pharmacia & Upjohn in this report. Under the June 1998 amended ophthalmology agreement, we were to conduct all preclinical studies and U.S. clinical trials and would be reimbursed by Pharmacia & Upjohn for all out-of-pocket expenses incurred, provided that the trials were conducted in accordance with the agreement. Pharmacia & Upjohn was to conduct all international clinical trials in ophthalmology. We also amended the 1995 oncology, urology and dermatology development and license agreement to return to us the rights for SnET2 in dermatology and to provide for the quarterly funding of $2.5 million for eight quarters for use in our oncology and urology programs. Subsequently, in January 1999, we entered into an Equity Investment Agreement with Pharmacia & Upjohn, whereby Pharmacia & Upjohn purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, which represented the acceleration of the remaining six $2.5 million quarterly payments for oncology and urology and two future milestone payments for age-related macular degeneration, or AMD, under the amended June 1998 ophthalmology, oncology and urology development and license agreements or June 1998 Agreements. Also, in February 1999, under a separate Credit Agreement, Pharmacia & Upjohn extended to us up to $22.5 million in credit, which is subject to certain limitations and requirements, including interest at a variable rate, in the form of up to six quarterly loans of $3.75 million each to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. To date we have utilized $7.5 million of the line of credit. Additionally, in connection with the Equity Investment Agreement and the Credit Agreement, in February 1999 we amended the June 1998 Agreements, referred to in this report as the February 1999 Pharmacia & Upjohn development and license agreements.

     During the third quarter of 1998 and in connection with the June 1998 Agreements, we implemented a cost restructuring program designed to focus our resources on our core development programs, which emphasize large potential market  opportunities  and unmet medical  needs.  Additionally,  the program was designed to utilize the cost reimbursement components of the June 1998 Agreements as well as streamline administrative activities, reduce overhead costs and eliminate positions that were not central to our core development programs. In February 1999, based on the February 1999 Pharmacia & Upjohn development and license agreements, we refined the use of our resources to utilize the change in cost reimbursement from Pharmacia & Upjohn while maintaining our development programs. We will continue to evaluate the use of our resources as our funding provisions change and as opportunities present themselves.

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

     We have undertaken various initiatives intended to ensure that our computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. The term "computer equipment and software" includes systems that are commonly thought of as Information Technology or IT systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems. It also includes systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, air conditioning units, internally developed software and other miscellaneous systems. We have utilized both internal and external resources to identify and assess needed Year 2000 remediation. As of September 30, 1999, the Year 2000 identification, assessment, remediation and testing efforts, which began in February 1998, have been completed, with the exception of final communication with certain outside vendors and service providers. The following table describes the Year 2000 initiatives as well as their respective completion dates as of September 30, 1999:


                                                                                Date
    Year 2000 Initiatives                                                     Completed
                                                                          -----------------

    Initial IT system identification......................................      10/98
    Initial IT system assessment..........................................      11/98
    Remediation regarding central system issues...........................       6/99
    Testing regarding central system issues...............................       8/99
    Identification, assessment, remediation and testing regarding desktop
      and individual system issues........................................       6/99

    Identification regarding non-IT system issues.........................      10/98
    Assessment regarding non-IT system issues.............................      11/98
    Remediation regarding non-IT system issues............................       6/99
    Testing regarding non-IT system issues................................       8/99


     In addition, we have substantially completed the process of communicating with our significant vendors and service providers and strategic partners to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services utilized by such entities are Year 2000 compliant. The process will be completed upon the receipt of the remaining responses from certain vendors and service providers. We do not anticipate that any of the remaining responses will pose a significant operational problem for us.

     The cost of our Year 2000 efforts, as well as those costs related to Year 2000 issues of third parties, have not been material to date and are not expected to be greater than $250,000. As of September 30, 1999, we had not incurred any significant external costs related to our Year 2000 efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. We presently believe that the Year 2000 issue will not pose significant operational problems for us. However, if all Year 2000 issues are not properly identified, the Year 2000 issue may materially adversely impact our results of operations or adversely affect our relationships with vendors, or others. Additionally, the Year 2000 issues of other entities may have a material adverse impact on our systems or results of operations.

Results of Operations

     The following table provides a summary of the Company's revenues for the three and nine months ended September 30, 1999 and 1998:


                                      Three months ended September 30,             Nine months ended September 30,
Consolidated Revenues                   1999                   1998                 1999                  1998
---------------------             -------------------   ---------------------  ------------------  ---------------------
Grants and contracts...........   $         209,000           $     230,000         $   414,000           $     568,000
Royalties......................                  --                  30,000             143,000                 163,000
License........................           2,144,000               3,493,000          10,214,000               4,988,000
                                  ------------------   ---------------------   ------------------  ---------------------
Total revenue..................        $  2,353,000          $    3,753,000        $ 10,771,000          $    5,719,000
                                  ==================   =====================  ==================  ======================


     Revenues. For the three months ended September 30, 1999, our revenues decreased to $2.4 million from $3.8 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, our revenues increased to $10.8 million from $5.7 million for the same period in 1998.

     License revenues of $2.1 million and $10.2 million for the three and nine months ended September 30, 1999, respectively, represent the specific reimbursement from Pharmacia & Upjohn of out-of-pocket or direct costs incurred in preclinical studies and Phase III clinical trials in AMD. These reimbursements were recorded in accordance with the February 1999 Pharmacia & Upjohn development and license agreements and will fluctuate from quarter to quarter depending on the timing and nature of the costs incurred in the AMD program. License revenues of $3.5 million and $5.0 million for the three and nine months ended September 30, 1998, respectively, consisted of the first $2.5 million quarterly payment due under the June 1998 Agreements with Pharmacia & Upjohn and the specific reimbursement for Phase I/II AMD clinical and preclincal program costs. The future revenues recorded for ophthalmology cost reimbursement may fluctuate depending on the amount of reimbursable costs incurred and Pharmacia & Upjohn's level of involvement in the Phase III clinical trials, which is expected to increase in the future.

     The level of license and grant income is likely to fluctuate materially from period to period and in the future depending on the amount of preclinical and clinical costs incurred and/or reimbursed, the achievement of milestones and the extent of development activities under the amended and restated ophthalmology development and license agreement with Pharmacia & Upjohn and the amount of grant income awarded and expended. Under the February 1999 Pharmacia & Upjohn development and license agreements, we will only be reimbursed for the specific costs for preclinical studies and clinical trials in ophthalmology and we will no longer be reimbursed for any oncology and urology program costs, as the quarterly reimbursement payments for these costs were accelerated in connection with the $19.0 million equity investment made by Pharmacia & Upjohn under the January 1999 Equity Investment Agreement. No further royalty income is expected to be received, as the Laserscope license agreement, which provided royalties on the sale of our previously designed device products, terminated in April 1999.

     Research and Development. For the three months ended September 30, 1999, research and development expenses of $5.8 million were consistent with the $5.8 million recorded for the three months ended September 30, 1998. For the nine months ended September 30, 1999, research and development expenses increased to $21.5 million from $20.7 million for the same period in 1998. Research and development expenses incurred in 1999 related primarily to:

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

     Future research and development expenses may fluctuate depending on the impact of our cost restructuring program implemented in September 1998, the level of Pharmacia & Upjohn's involvement in our Phase III AMD clinical trials, continued expenses incurred in our preclinical studies and clinical trials in our ophthalmology, oncology and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, the pharmaceutical manufacturing scale-up to expand drug production to commercial levels and the expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of preclinical studies and clinical trials and the development of new drug compounds and formulations.

     Selling, General and Administrative. For the three months ended September 30, 1999, selling, general and administrative expenses decreased to $2.0 million from $2.5 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses decreased to $5.8 million from $7.3 million for the same period in 1998. The overall decrease in selling, general and administrative expenses for both the three and nine months ended September 30, 1999 compared to the same periods in 1998 is primarily due to a decrease in costs and compensation expense associated with professional services received from financial consultants, attorneys and public and media relations.

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

     Loss in Investment in Affiliate. In connection with the $2.0 million line of credit we have provided to our affiliate, Ramus Medical Technologies or Ramus, we have recorded a reserve for the entire $2.0 million outstanding credit line balance plus accrued interest as of September 30, 1999. The $370,000 expense recorded for the nine months ended September 30, 1999 represents a reserve for the final amount of borrowings under the credit line plus accrued interest. The $1.9 million expense recorded for the nine months ended September 30, 1998 represents a reduction, based on 100% of Ramus' losses for the respective period, of the $2.0 million equity investment made in Ramus in 1996. The future losses recorded with respect to Ramus will be limited to reserves for accrued interest, as the line of credit has been fully utilized and reserved for and the investment balance reduced to zero as of September 30, 1999.

     Interest and Other Income. Interest and other income decreased to $805,000 for the nine months ended September 30, 1999 from $3.2 million for the nine months ended September 30, 1998. The decrease for the nine months ended September 30, 1999 compared to the same period in 1998 is directly related to the decrease in the levels of cash and marketable securities earning interest. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period.

     Interest Expense. Interest expense increased to $201,000 for the nine months ended September 30, 1999 from $1,000 for the nine months ended September 30, 1998. The increase is directly related to the amount of borrowings under the February 1999 Credit Agreement with Pharmacia & Upjohn and the warrants issued in connection with the borrowings. Interest expense will continue to increase in the future based on the level of borrowings under the Credit Agreement and the warrants issued in connection with the borrowings.

     We do not believe that inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

     Since inception through September 30, 1999, we have accumulated a deficit of approximately $125.2 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next several years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, Pharmacia & Upjohn's purchases of Common Stock, a secondary public offering and credit arrangements. As of September 30, 1999, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $208.0 million.

     In September and October 1997, we entered into a private placement offering, which was subsequently amended with respect to certain purchasers, which provided net proceeds to Miravant of approximately $68.2 million. During 1998, under the price protection and repurchase provisions of the related Securities Purchase Agreements, we issued an additional 2,444,380 shares of Common Stock, repurchased 337,500 shares of Common Stock for $16.9 million and repaid $8.6 million. During the first quarter of 1999, we completed our price protection obligations through the repayment of $4.2 million and the issuance of 688,996 shares Common Stock and 450,000 additional warrants to purchase Common Stock at an exercise price of $35.00 per share. As such, we have no further obligation to these purchasers under the price protection or repurchase provisions of the Securities Purchase Agreements and the amendments thereto.

     In December 1997, the Board of Directors authorized a Common Stock repurchase program allowing for the repurchase of up to 750,000 shares of Common Stock. This 750,000 share repurchase authorization was in addition to and superseded the repurchase program authorized in July 1996, which allowed for the repurchase of up to 600,000 shares of Common Stock. For the nine months ended September 30, 1999 we had no stock repurchases and for the nine months ended September 30, 1998 we repurchased stock under the Board authorized repurchase program and pursuant to the amended Securities Purchase Agreement, which amounted to 950,000 shares at a cost of $29.2 million. All shares repurchased were retired. The 750,000 repurchase plan has been fully utilized and no further repurchase programs have been authorized.

     In January 1999, under the Equity Investment Agreement, Pharmacia & Upjohn purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, which represented the acceleration of the remaining oncology and urology quarterly payments and the two future milestone payments for AMD under the June 1998 Agreements. Additionally, in accordance with the Credit Agreement entered into with Pharmacia & Upjohn in February 1999, Pharmacia & Upjohn will also extend to us up to $22.5 million in credit over the next two years to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. During the second quarter of 1999, in accordance with the Credit Agreement, we received the first two quarterly loans for a total of $7.5 million of the available $22.5 million. In accordance with the Credit Agreement, we have issued a promissory note to Pharmacia & Upjohn for the loan amounts received and issued additional promissory notes for the related interest due on the outstanding loan balance as of June 30, 1999 and September 30, 1999. As of September 30, 1999, we had $15.0 million remaining available to us under the Credit Agreement of which we requested a draw-down of $7.5 million in November 1999. The promissory notes mature in June 2004, subject to certain limitations and restrictions as defined by the Credit Agreement, and accrue interest at the prime rate, which adjusts quarterly and was 8.0% for the quarter ended September 30, 1999. We will continue to be able to issue promissory notes for the quarterly interest amounts due until the year 2001 when the issuance of promissory notes for the quarterly interest due will be subject to certain restrictions. In addition, under the terms of the Credit Agreement and in connection with each draw-down, we are obligated to issue Pharmacia & Upjohn a certain number of warrants based on the amount borrowed. The exercise price of each warrant will be equal to 140% of the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding the borrowing request for the related loan. In connection with the first two quarterly loans received, we issued warrants to purchase 120,000 shares of Common Stock at an exercise price of $11.87 per warrant share.

     In April 1998, we entered into a $2.0 million revolving credit agreement with our affiliate, Ramus. As of September 30, 1999, we have provided the entire loan of $2.0 million to Ramus. The loan is due in full in March 2000. In addition, in accordance with the 1996 equity investment in Ramus, we had an exclusive option to purchase the remaining shares of Ramus for a specified amount under certain terms and conditions. We elected not to exercise the option, which expired March 3, 1999.

     In October 1999, we finalized the extension of our guaranty of a $7.6 million loan plus accrued interest that a former director has with a commercial bank, under substantially similar terms and conditions. In conjunction with the extension to October 31, 2000, we increased our security interest to include substantially all of the personal assets of the former director, which includes the previously secured Miravant Common Stock owned by the former director.
Additionally, with the extension of the guaranty of this loan, the former director paid us a transaction fee of $152,000.

     For the nine months ended September 30, 1999 and 1998, we required cash for operations of $18.6 million and $18.6 million, respectively. The slight increase for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 was primarily due to an increase in the amount of costs incurred which are reimbursed under the February 1999 Pharmacia & Upjohn development and license agreements, which was offset by the collection of these funds subsequent to September 30, 1999. For the nine months ended September 30, 1999, net cash provided by our financing activities was $22.8 million as compared to net cash used by our financing activities of $29.1 million for the nine months ended September 30, 1998. The increase for the nine months ended September 30, 1999 is primarily related to Pharmacia & Upjohn's $19.0 million Equity Investment as well as the $7.5 million provided under the Pharmacia & Upjohn Credit Agreement. The net cash used in 1998 related primarily to the repurchases of our Common Stock.

     We invested a total of $9.5 million in property and equipment from 1996 through September 30, 1999. During 1998, we entered into a new lease agreement for an additional facility, for which we have the ability to sublease. We expect to continue to purchase property and equipment in the future as we continue to expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

     Our future capital funding requirements will depend on numerous factors including:

          * The progress and magnitude of our research and development programs, including preclinical studies and clinical trials;
          *    The time involved in obtaining regulatory  approvals;
          *    The cost involved in filing and maintaining patent claims;
          *    Competitor and market conditions;
          *    Investment opportunities;
          *    Our ability to establish and maintain collaborative arrangements;
          * The level of Pharmacia & Upjohn's involvement in our Phase III AMD clinical trials;
          * The cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements; and
          * Our ability to obtain grants to finance research and development projects.

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


                                        Miravant Medical Technologies


Date:    November 12, 1999               By:  /s/  John M. Philpott
                                            -------------------------
                                                   John M. Philpott
                                          Chief Financial Officer and Controller
                                         (on behalf of the Company and as
                                          Principal Financial Officer and
                                          Principal Accounting Officer)







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
