Form 10-K
period 1999-12-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2000-03-30
CIK 933745

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

                   For the fiscal year ended December 31, 1999

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-25544

                                 ---------------
                          Miravant Medical Technologies

             (Exact name of Registrant as specified in its charter)

         Delaware                                      77-0222872
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization)

                336 Bollay Drive, Santa Barbara, California 93117
          (Address of principal executive offices, including zip code)

                                 (805) 685-9880
              (Registrant's telephone number, including area code)

        Securities Registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of voting stock held by non-affiliates as of March 10, 2000 based upon the last sale price of the Common Stock reported on the Nasdaq National Market was approximately $316,762,249. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person, who has filed a Schedule 13D or 13G, is an affiliate.

     The number of shares of Common Stock outstanding as of March 10, 2000 was 18,182,761.



ITEM 1.  BUSINESS

General

     Miravant Medical Technologies, formerly PDT, Inc., is engaged in the integrated development of drugs and medical device products for use in PhotoPoint(TM), our proprietary technologies for photodynamic therapy.
PhotoPoint is a medical procedure which integrates the use of proprietary light-activated drugs, proprietary light producing devices and light delivery devices to achieve selective photochemical destruction of diseased cells. We believe that PhotoPoint has the potential to be a safe, cost-effective, minimally invasive primary or adjunctive treatment for indications in a broad number of disease areas, including ophthalmology, oncology, cardiovascular disease and dermatology. We are currently conducting clinical trials in ophthalmology and oncology testing our leading drug candidate, SnET2 (tin ethyl etiopurpurin). We are developing products in collaboration with our corporate partners, including certain subsidiaries of Pharmacia & Upjohn, Inc., collectively, with Pharmacia & Upjohn, Inc., referred to as Pharmacia & Upjohn in this report.

     Effective September 15, 1997, we changed our name from PDT, Inc. to Miravant Medical Technologies.

     See "--Risk Factors" for a discussion of certain risks, including those relating to our operating losses, our early stage of the development and our products, strategic collaborations and forward-looking statements.

Background

     Photodynamic therapy is generally a minimally invasive medical procedure that uses photoselective, or light-activated, drugs to treat or diagnose disease. The technology involves three components: photoselective drugs, light producing devices and light delivery devices.

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

     A photoselective drug is typically administered by intravenous injection. The drug is inactive until exposed to light of a specific wavelength, which can vary depending on the drug's molecular structure. Exposing the target cells to the appropriate light wavelength permits selective activation of the retained drug and initiates a chemical reaction that generates a highly reactive form of oxygen. High concentrations of this form of oxygen lead to destruction of the cellular membrane and, ultimately, cell death. The response of the target cells depends on, among other factors, the drug dose, the amount of light energy delivered, the physiology of the cell and the vasculature in the diseased areas. Neither the drug nor the light on its own can cause the desired effect. The drug is a catalyst which transfers energy. The chemical reaction stops when the light is turned off. The result of this process is that diseased cells are destroyed with minimal damage to surrounding normal tissues, offering the potential for a more selective method of treating disease than surgery, chemotherapy or radiation and thermal laser therapy, which can damage both normal and abnormal tissues.

     Low-power, non-thermal light can be used to activate photoselective drugs. As a result, there is little or no risk of thermal damage to surrounding tissue, as with traditional thermal lasers. The light is typically generated by lasers or for certain applications, non-coherent light sources, which have been specifically modified for use in photodynamic therapy. The light is often delivered from the light source to the patient via specially designed fiber optics. These fiber optic light delivery devices produce patterns of light for different disease applications and can be channeled into the body for internal applications.

     While light of a specific wavelength is used to cause a photoselective drug to produce chemical reactions leading to cell death, light of a different wavelength can be used to cause the same drug to fluoresce (glow). The fluorescent property of photodynamic drugs offers the potential for their use in diagnostic applications.

Industry

     As early as 1900, scientists observed that certain compounds localized in tissues would elicit a response to light. Since the mid-1970s, various aspects of photodynamic therapy have been studied and established in humans. Photodynamic therapy is currently being studied by a variety of companies, physicians and researchers around the world for the treatment of a broad range of disease applications. We believe that industry development has been hindered by various drawbacks including inconsistent drug purity and performance, costly difficult-to-maintain lasers and non-integrated drug and device development. We are addressing these issues as part of our business strategy and in our development programs.

Business Strategy

     Our objective is to apply PhotoPoint -- our photodynamic therapy systems, which integrate synthetic photoselective drugs, light producing devices and light delivery devices -- as a primary therapy in targeted disease areas and as an adjunct to lower cost surgery or other therapies in these same or other disease areas. Although the potential applications for our PhotoPoint systems are numerous, our focus targets large potential market opportunities or diseases with significant unmet medical needs. With this strategy, we believe we may be able to accelerate regulatory processes where appropriate and facilitate commercial success. In addition, to facilitate development, regulatory approval, manufacturing, marketing and distribution of our products, we have or seek to form strategic collaborations with partners who are leaders in our targeted disease areas.

Technology and Products

     We are developing synthetic photoselective drugs together with software-controlled desktop light producing devices and fiber optic light delivery and measurement devices for the application of PhotoPoint to a broad range of disease indications. We believe that by being an expert in both PhotoPoint drugs and devices, and by integrating the development of these technologies, we can produce easy-to-use PhotoPoint systems which offer the potential for predictable and consistent results.

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

     o    Side effects.  Treatments to date have been generally  well-tolerated,
          with  the  primary   side  effect   being  a  mild,   transient   skin
          photosensitivity in some patients.

     o Versatile. We can select drugs with specific characteristics, such as activation by a particular wavelength of light. This versatility provides us with the potential to customize our drugs for particular uses and to take advantage of semiconductor light technology.

     Light Producing Devices. Because our photoselective drugs are synthetic, we have been able to synthesize and select our drugs to be activated by light produced by readily available, reliable and relatively inexpensive light sources. Our light technologies include software-controlled microchip diodes, light emitting diode, or LED, arrays and non-thermal lasers. We are collaborating with Iridex Corporation, or Iridex, on the development of light producing devices for PhotoPoint in the field of ophthalmology and have co-developed a portable, solid state diode light device which is currently being used in clinical trials.

     We believe that our diode and LED array devices offer advantages over laser technology historically used in photodynamic therapy. For example, our software-controlled designs offer reliability and built-in control and measuring features. In addition, our diode systems, which are roughly the size of a desktop computer, are smaller and more portable than traditional laser systems. We believe that our diode systems have the potential to offer light producing devices that will be more affordable and convenient than surgical laser systems historically used in photodynamic therapy.

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

Targeted Diseases and Clinical Trials

     We believe that PhotoPoint has potential in a wide range of applications. We have selected, based upon regulatory, clinical and market considerations, a number of disease applications, discussed below, on which to focus. Of these applications, age-related macular degeneration, or AMD, currently represents our highest priority, and represents the largest collaborative effort with our corporate partner Pharmacia & Upjohn. Our current clinical trials use SnET2 together with light producing devices and light delivery devices either developed on our own or in collaboration with our partners. Our decision to proceed to clinical trials in any application depends upon such factors as preclinical results, governmental regulatory communications, competitive factors, corporate partner commitment and resources, economic considerations and our overall business strategy.

Ophthalmology

     We believe that PhotoPoint has the potential to treat a variety of ophthalmic disorders, including conditions caused by neovascularization, such as AMD, as well as other ophthalmic conditions. Neovascularization is a condition in which new blood vessels grow abnormally under the surface of the retina or other parts of the eye. These fragile vessels can hemorrhage, causing scarring and damage to the nerve tissue and lead to loss of vision. AMD is the leading cause of blindness in Americans over age 50. We are conducting clinical trials for the treatment of choroidal neovascularization associated with AMD. We targeted this area because of the large potential market size as well as the potential for expedited review by governmental regulatory bodies. In June 1998, SnET2 received fast track designation from the U.S. Food and Drug Administration, or FDA, for the treatment of choroidal neovascularization associated with AMD. Under the FDA Modernization Act of 1997, the FDA gives fast track designation to drugs and devices that treat serious or life-threatening conditions that represent unmet medical needs. The designation means that we can submit data during the clinical trial process based on clinical or surrogate endpoints that are likely to predict clinical benefit, and the FDA can expedite its regulatory review. We began Phase III clinical trials for AMD in the United States in the fourth quarter of 1998. In November 1999, we announced that we exceeded our enrollment goal, and clinical trial enrollment was subsequently closed in December 1999. We are collaborating with Pharmacia & Upjohn on the co-development of SnET2 in the field of ophthalmology and are collaborating with Iridex, through its subsidiary company, Iris Medical Instruments, Inc., on the co-development of light devices in this field. In addition, we have conducted preclinical studies for the treatment of other ophthalmic diseases such as corneal neovascularization, glaucoma and diabetic retinopathy.

Cardiovascular Disease

     We are investigating the use of PhotoPoint for the treatment of cardiovascular disease. Early preclinical studies with PhotoPoint indicate that certain photoselective drugs may be preferentially retained in the hyperproliferating and lipid-rich components of arterial plaques, as they are in cancer cells. We are conducting preclinical studies for the prevention of restenosis, the renarrowing of arterial vessels following angioplasty. We believe that PhotoPoint may provide a means of preventing restenosis, and may even allow treatment of diffuse atherosclerosis.

Dermatology

     A number of non-cancerous dermatological disorders have shown potential for being treated with PhotoPoint. One of these is psoriasis, a chronic and potentially debilitating skin disorder. We are currently evaluating topical formulations of SnET2 and other compounds for psoriasis and other dermatological diseases. We are continuing to evaluate psoriasis as a possible dermatology indication and may advance to a clinical trial based on the progress of the development of a topical formulation, preclinical studies, communications with governmental regulatory agencies and other factors. Preparations include development of light sources and delivery systems for use in dermatology applications and protocol development for possible clinical trials.

Oncology

     Cancer is a large group of diseases characterized by uncontrolled growth and spread of hyperproliferating cells. We targeted this area for our initial products both because of the large potential market size as well as the potential for certain cancer treatments to receive expedited review by governmental regulatory bodies.

     Prostate Cancer. Prostate cancer is the most common malignancy in American men, and mortality from it is second only to lung cancer. Prostate cancer generally progresses slowly, and 58% of all prostate cancers are discovered while still localized (cancer has not spread beyond the prostate gland). We are conducting a Phase I clinical trial using SnET2 for the treatment of localized prostate cancer. The decision whether or not to pursue additional clinical trials in this area will be based in part on resulting data from this clinical trial.

     Other Cancers. In 1998, we announced that we would no longer pursue the commercialization of cutaneous metastatic breast cancer, or CMBC. This decision was made because of business considerations such as the need for increased internal resources for the small market size, increased costs of meeting regulatory approval requirements and a lack of a committed marketing partner for this disease indication. We discontinued trials in AIDS-related Kaposi's sarcoma for similar reasons, including our renewed focus on large market opportunities and those with significant unmet medical need. The information we obtained from these clinical trials has provided an invaluable amount of information on our PhotoPoint treatment in cancer and has enabled us to advance in preclinical studies for the treatment of a variety of other cancers. We have an existing oncology Investigational New Drug application, or IND, under which we may choose to submit protocols for clinical trials in oncology indications. In addition, we continue to conduct research in oncology.

Other Disease Areas

     We are investigating the use of PhotoPoint in additional disease areas. Our decision to proceed to clinical trials depends upon such factors as preclinical results, FDA communications, competitive factors, corporate partner commitment and the availability of financial and internal resources, economic considerations and our overall business strategy. This will allow us to focus our activities and resources on disease applications which represent large markets and significant unmet medical needs.

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

Definitive Collaborative Agreements

Pharmacia & Upjohn

     We have had a collaborative relationship with Pharmacia & Upjohn relating to the development and commercialization of SnET2 since 1994. Our current relationship is critical to our ophthalmology program.

     Our original SnET2 license agreements with Pharmacia & Upjohn entered into in 1994 and 1995 provided for:

     o The co-development of, and exclusive marketing rights to, SnET2 in the fields of oncology, urology and dermatology;
     o    A $13.0 million equity investment in Miravant; and
     o    Formulation of the SnET2 drug product.

     In  1996,   these   agreements   were  amended  to  include  the  field  of
ophthalmology.

     In June 1998, significant amendments, referred to as the 1998 Amendments, were made, resulting in:

     o    Additional financial commitment by Pharmacia & Upjohn to oncology;
     o    Additional flexibility in Miravant's oncology and urology programs;
     o Increased reimbursement commitment by Pharmacia & Upjohn to the ophthalmology program;
     o    The  development  and  marketing   rights  for  SnET2  in  dermatology
          reverting back to Miravant; and
     o    Transfer of the formulation of SnET2 drug product to Fresenius AG.

     In February 1999, the agreements were again amended and supplemented, collectively referred to as the 1999 Amendments, as follows:

     o Pharmacia & Upjohn increased its participation in ophthalmology by assuming operational control of the clinical and regulatory aspects of the joint ophthalmic programs, including AMD;
     o Pharmacia & Upjohn made an additional $19.0 million equity investment in Miravant, referred to as the Equity Investment Agreement, and extended a line of credit to Miravant of $22.5 million, referred to as the Credit Agreement;
     o Eliminated future AMD milestone payments and future oncology and urology clinical reimbursements; and
     o Added a right of first negotiation by Pharmacia & Upjohn for SnET2 marketing rights in the cardiovascular field, subject to certain limitations.

     License Agreements. Under the original 1995 development and license agreement and the 1996, 1998 and 1999 amendments, described above, collectively referred to as the License Agreements, we granted to Pharmacia & Upjohn an exclusive, worldwide license to use, distribute and sell SnET2 for use in PhotoPoint in the fields of ophthalmology, oncology, urology, and right of first negotiation in cardiovascular diseases.

         Under the License Agreements:

     o Pharmacia & Upjohn is responsible for conducting certain aspects of clinical trials involving SnET2 and to fund other current and future preclinical studies and clinical trials conducted by us involving SnET2;
     o We are entitled to receive royalties on the sale of SnET2, payments for certain contemplated indications upon the achievement of certain milestones and reimbursement for certain expenses;
     o Pharmacia & Upjohn has agreed to promote, market and sell SnET2 in certain fields, subject to certain limitations, to refrain from developing or selling other photodynamic therapy drugs in the fields covered by the License Agreements during the agreement term; and
     o Pharmacia & Upjohn has a right of first negotiation with respect to the marketing rights to any new photodynamic therapy drug developed by Miravant in the fields covered by the License Agreements, as well as right of first negotiation for SnET2 for cardiovascular indications.

     With respect to ophthalmology, the License Agreements remain in force for the duration of the patents related to SnET2 or for a period of ten years from the first commercial sale of SnET2 on a country-by-country basis, whichever is longer. After those periods have expired, Pharmacia & Upjohn will have an irrevocable, royalty-free, non-exclusive license to SnET2. With respect to oncology and urology, the License Agreement remains in force for so long as Pharmacia & Upjohn is required to pay royalties, and, under certain provisions, may terminate the agreement as early as July 1, 2000.

     Equity Investment Agreement. In connection with the 1999 Amendments, we entered into the Equity Investment Agreement, under which Pharmacia & Upjohn purchased from Miravant 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million. This agreement is in addition to the 1995 and 1994 stock purchase agreements, under which Pharmacia & Upjohn purchased a total of 725,001 shares of Common Stock from us for a total of $13.0 million.

     Credit Agreement. In connection with the 1999 Amendments, we entered into the Credit Agreement under which Pharmacia & Upjohn will lend us up to $22.5 million in the form of quarterly term loans to be used to support Miravant's ophthalmology, oncology and other development programs, as well as for general corporate purposes, subject to certain affirmative, negative and financial covenants and requirements. In connection with the Credit Agreement, Pharmacia & Upjohn may also receive a total of up to 360,000 warrants to purchase our Common Stock, of which 240,000 warrants have been issued as of December 31, 1999.

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

     Device Supply Agreement. Under a Device Supply Agreement, we appointed Pharmacia & Upjohn as a non-exclusive worldwide distributor of certain instruments developed, manufactured or licensed by Miravant that produce, deliver or measure light, collectively known as light devices, for use with SnET2 in photodynamic therapy in the fields contained in the License Agreements. The Device Supply Agreement provides for the sale by Miravant to Pharmacia & Upjohn of such light devices at specified rates and we are responsible for the development and regulatory approval of the light devices. During the term of the Device Supply Agreement, Pharmacia & Upjohn is prohibited from developing, manufacturing or purchasing from third parties such light devices or distributing or selling them for use with any photodynamic drug other than SnET2. If, however, we decide not to or are unable to manufacture or supply a particular light device, Pharmacia & Upjohn is entitled to manufacture that device. The Device Supply Agreement remains in force for the term of the License Agreements, subject to earlier termination under limited circumstances.

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

     The agreement further provides that we pay Toledo royalties on the sales of the compounds. As of December 31, 1999, no royalties had been paid or accrued since no drug or related product had been sold. Under the agreement, we are required to satisfy certain development and commercialization objectives. This agreement terminates upon the expiration or non-renewal of the last patent which may issue under this agreement, currently 2013. By its terms, however, the license extends upon issuance of any new Toledo patents. We do not have contractual indemnification rights against Toledo under the agreement. Some of the research relating to the compounds covered by the License Agreement, including SnET2, has been or is being funded in part by certain governmental grants under which the United States Government has or will have certain rights in the technology developed, including the right under certain circumstances to a non-exclusive license or to require Miravant to grant an exclusive license to a third party.

Fresenius AG

     Formulation Agreement. In August 1994, we entered into a supply contract with Pharmacia & Upjohn to develop an emulsion formulation suitable for intravenous administration of SnET2. Under this agreement, Pharmacia & Upjohn agreed to the following:

     o    They will be our exclusive supplier of such emulsion products;
     o They will manufacture and supply all of our worldwide requirements of certain emulsion formulations containing SnET2; and
     o They will not develop or supply formulations or services for use in any photodynamic therapy applications for any other company.

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

     In conjunction with the co-development agreement, we purchased a 33% equity interest in Ramus for $2.0 million, and obtained an option to acquire the remaining shares of Ramus. We have declined to exercise this option and the option period has now expired. Further, we have first refusal rights and pre-emptive rights for any issuance of new securities, whether debt or equity, made by Ramus and Ramus must maintain certain financial and other covenants. Additionally, we entered into a revolving credit agreement with Ramus which provided Ramus with the ability to borrow up to $2.0 million, which has been fully utilized. The revolving credit agreement, which was due in full in March 2000, has been subsequently extended to a period in the future, for which the terms of the extension are currently being negotiated.

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

     We had developed this light producing device prior to the development of our current diode light systems. This agreement terminated in April 1999; Laserscope now holds a fully paid-up, non-exclusive license to use the technology.

Letter Agreements

     Miravant has also entered into the following Letter Agreements. There is no assurance that definitive agreements will evolve from these collaborations.

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

Medicis Pharmaceutical Corporation

     In October 1997, we executed a letter of intent with Medicis Pharmaceutical Corporation, the leading independent dermatology company in the United States, to develop and commercialize certain PhotoPoint procedures for dermatology applications. The letter agreement is intended to facilitate the clinical development of PhotoPoint in dermatology and provide the framework for a more definitive agreement, which would grant Medicis an exclusive license to distribute and sell certain PhotoPoint products in the United States.

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

Manufacturing

     Our strategy is generally to retain manufacturing rights and maintain pilot manufacturing capabilities and, where appropriate due to financial and production constraints, to partner with leading pharmaceutical and medical device companies for certain elements of our manufacturing processes. We are licensed by the State of California to manufacture bulk drug substance at our Santa Barbara, California facility for clinical trial use. We currently manufacture SnET2 drug substance, light producing devices and light delivery devices, and conduct other production and testing activities, at this location. However, we have limited capabilities and experience in the manufacture of drug, light producing and light delivery products and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities. Although most of our materials and components are available from various sources, we are dependent on certain suppliers for key materials or services used in our drug and light producing and light delivery device development and production operations. One such supplier is Fresenius, which processes SnET2 into a sterile injectable formulation and packages it in vials for distribution by Miravant. We expect to continue to develop new formulations which may or may not have similar dependencies on suppliers. In addition, regulatory approval will be necessary before we can manufacture drug substance for commercial use.

     In February 1997, we received registration to ISO 9001 and EN 46001 signifying compliance to the International Standards Organization quality systems requirements for design, manufacture and distribution of medical devices. We chose to discontinue ISO 9001 as part of a cost savings program, as it was unlikely to be used in the near future.

Marketing, Sales and Distribution

     Our strategy is to partner with leading pharmaceutical and medical device companies for the marketing, sales and distribution of our products. We have granted to Pharmacia & Upjohn the exclusive, worldwide license to market and sell our leading drug candidate SnET2 in certain disease fields. We have granted to Iridex the worldwide license to market and sell all co-developed light producing devices for use in PhotoPoint in the field of ophthalmology, subject to certain provisions with Pharmacia & Upjohn. We have a limited letter agreement with Medicis that provides for a worldwide license to market and sell certain drugs for use in PhotoPoint in the field of dermatology. Also, under the terms of our co-development arrangements with Boston Scientific and Cordis, these companies have the option of negotiating to enter into long-term agreements with Miravant, under which they will have a license to market and sell the co-developed medical catheters - Boston Scientific in the fields of urology, pulmonology and gastroenterology and Cordis in the field of cardiovascular disease - on a worldwide basis. At this time, we have not entered into such long-term agreements.

     Where appropriate, we intend to seek additional arrangements with collaborative partners, selected for experience in disease applications or markets, to act as our marketing and sales arm and to establish distribution channels for our drugs and devices. We may also distribute our products directly or through independent distributors.

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

     We are currently the record owner of thirty (30) United States patents, expiring during the time frame 2010 through 2018, a substantial number of which relate to certain light delivery and measurement devices and methods. We are also the record owner of six (6) foreign patents expiring during the time frame from 2012 to 2014. We have a number of United States (and related foreign) patent applications filed and pending. In addition, we have exclusive license rights under sixteen (16) issued United States patents, which expire during the time frame from 2006 through 2013, and four (4) issued foreign patents expiring in 2006, and under several pending United States and foreign patent applications, relating to certain photoselective compounds, as well as rights to four (4) method-of-use patents and one (1) co-owned formulation patent.

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

     Certain of our research, including research relating to certain pharmaceutical compounds covered by the License Agreement with Toledo, including SnET2, has been or is being funded in part by Small Business Innovation Research Administration or National Institutes of Health grants. As a result, the United States Government has or will have certain rights in the inventions developed with the funding. These rights include a non-exclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license under any of such inventions to a third party if the government determines that:

     o    Adequate steps have not been taken to commercialize such inventions;
     o    Such action is necessary to meet public health or safety needs; or
     o Such action is necessary to meet requirements for public use under federal regulations.

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

     Preclinical studies include laboratory evaluation of product chemistry, conducted under Good Laboratory Practices, or GLP, regulations, and animal studies to assess the potential safety and efficacy of the drug and its formulation. The results of the preclinical studies are submitted to the FDA as part of the IND. Unless the FDA objects to the IND, the IND becomes effective thirty (30) days following its receipt by the FDA.

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

     Where appropriate, we may seek to obtain accelerated review and/or approval of products and to use expanded access programs that may provide broader accessibility and, if approved by the FDA, payment for an investigational drug product. For instance, we requested and received fast track designation from the FDA for the treatment of choroidal neovascularization associated with AMD. Under the FDA Modernization Act of 1997, the FDA gives fast track designation to drugs and devices that treat serious or life-threatening conditions that represent unmet medical needs. The designation means that we can submit data during the clinical trial process based on clinical or surrogate endpoints that are likely to predict clinical benefit, and the FDA can expedite its regulatory review. Other examples of such activities include pursuing programs such as treatment IND or parallel track IND classifications which allow expanded availability of an investigational treatment to patients not in the ongoing clinical trials, and seeking physician or cross-referenced INDs which allow individual physicians to use an investigational drug before marketing approval and for an indication not covered by the ongoing clinical trials. However, there can be no assurance that we will seek such avenues at any time, or that such activities will be successful or result in accelerated review or approval of any of our products.

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

     We are aware of various competitors involved in the photodynamic therapy arena. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. One such company is QLT PhotoTherapeutics or QLT. We understand that QLT's drug Photofrin(R) has received marketing approval in the United States and certain other countries for various specific disease indications. QLT has also received an "approvable" letter from the FDA for their drug Visudyne(R) for the treatment of AMD, and therefore may be first to market in this disease area.

Employees

     As of March 10, 2000, we employed 147 individuals, approximately 80 of which were engaged in research and development, 22 were engaged in manufacturing and clinical activities and 45 in general and administrative activities. We believe that our relationship with our employees is good and none of the employees are represented by a labor union.


RISK FACTORS

     This Annual Report on Form 10-K contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. The factors listed below are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.

                          RISKS RELATED TO OUR BUSINESS

Our products are in an early stage of development and may never be successfully commercialized.

     Our products are at an early stage of development and our ability to successfully commercialize these products is dependent upon:

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

     We may not be successful in achieving any of the above, and if we are not successful, our business, financial condition and operating results would be adversely affected. The time frame necessary to achieve these goals for any individual product is long and uncertain. Most of our products currently under development will require significant additional research and development and preclinical studies and clinical trials, and all will require regulatory approval prior to commercialization. The likelihood of our success must be considered in light of these and other problems, expenses, difficulties, complications and delays.

Our products may not successfully complete the clinical trials process and we may be unable to prove that our products are safe and efficacious.

     All of our drug and device products currently under development will require extensive preclinical studies and clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products have completed testing for efficacy or safety in humans. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

     o Our ability to demonstrate to the FDA that SnET2 or any other of our products is safe and efficacious;
     o Our ability to successfully complete the testing for any of our compounds within any specified time period, if at all;
     o Clinical data reported may change as a result of the continuing evaluation of patients;
     o Data obtained from preclinical studies and clinical trials are subject to varying interpretations which can delay, limit or prevent approval by the FDA or other regulatory authorities;
     o Problems in research and development, preclinical studies or clinical trials that will cause us to delay, suspend or cancel clinical trials; and
     o As a result of changing economic considerations, competitive or new technological developments, market approvals or changes, clinical or regulatory conditions, or clinical trial results, our focus may shift to other indications, or we may determine not to further pursue one or more of the indications currently being pursued.

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

     Our ability to complete clinical trials is dependent upon the rate of patient enrollment. Patient enrollment is a function of many factors including:

     o    The nature of our clinical trial protocols;
     o    Existence of competing protocols or treatments;
     o    Size and longevity of the target patient population;
     o    Proximity of patients to clinical sites; and
     o    Eligibility criteria for the trials.

     There can be no assurance that we will obtain adequate levels of patient enrollment in current or future clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have material adverse effects. In addition, the FDA may suspend clinical trials at any time if, among other reasons, it concludes that patients participating in such trials are being exposed to unacceptable health risks.

     Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from future preclinical studies and clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies like us, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory clearance of the potential product and would materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products.

Our collaborative partners may control aspects of our clinical trials and regulatory submission.

     Our collaborative partners have certain rights to control aspects of our product and device development and clinical programs. As a result, we may not be able to conduct these programs in the manner we currently contemplate.

Pharmacia & Upjohn

     In accordance with the 1999 Amendments, we transitioned the majority of the operations of the Phase III clinical trials in AMD to Pharmacia & Upjohn. Pharmacia & Upjohn will now be responsible for directly funding the majority of the Phase III AMD clinical trial costs. We will continue to be responsible for the majority of the preclinical studies and part of the drug and device development and manufacturing necessary for the NDA submission in AMD and will be reimbursed for those costs in accordance with the 1999 Amendments.

Iridex

     In May 1996, we entered into a co-development and distribution agreement with Iridex, a leading provider of semiconductor-based laser systems to treat eye diseases. The agreement generally provides Miravant with the exclusive right to co-develop with Iridex light producing devices for use in photodynamic therapy in the field of ophthalmology. We will conduct clinical trials and make regulatory submissions with respect to all co-developed devices and Iridex will manufacture all devices for such trials, with costs shared as set forth in the agreement.

Acceptance of our products in the marketplace is uncertain, and failure to achieve market acceptance will harm our business.

         Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

     o The establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products and diagnostic and/or imaging techniques;
     o Pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators; and
     o The possibility that physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products.

We will need additional funds to continue our operations in the future.

     We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

     o The pace of scientific progress in our research and development programs;
     o    The magnitude of our research and development programs;
     o    The scope and results of preclinical studies and clinical trials;
     o    The time and costs involved in obtaining regulatory approvals;
     o    The costs involved in preparing, filing, prosecuting,  maintaining and
     o    The costs involved in any potential litigation;
     o    Competing technological and market developments;
     o    Our ability to establish additional collaborations;
     o    Changes in existing collaborations;
     o Our dependence on others for development and commercialization of our potential products;
     o    The cost of manufacturing, marketing and distribution; and
     o    The effectiveness of our commercialization activities.

     We believe that our cash and anticipated sources of funding, the net proceeds of future offerings and debt or equity financings will be adequate to satisfy our anticipated capital needs through the second quarter of 2001. We intend to seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration or through public or private equity or debt financings. However, additional financing may not be available on acceptable terms or at all. Any inability to obtain additional financing would adversely affect our business.

We have a history of significant operating losses and expect to continue to have losses in the future, which may fluctuate significantly.

     We have incurred significant operating losses since our inception in 1989 and, as of December 31, 1999, had an accumulated deficit of approximately $131.2 million. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years as we continue to incur increasing costs for research and development, preclinical studies, clinical trials, manufacturing and general corporate activities. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from sales of our drugs and only limited revenues have been generated from sales of our devices. We do not expect to achieve significant levels of revenues for the next few years. Our revenues to date have consisted, and for the foreseeable future are expected to consist, principally of clinical reimbursements, grants awarded, license fees, royalties, milestone payments, payments for our devices, and interest income.

We may not be able to successfully maintain and establish collaborative and licensing arrangements.

     We have entered into collaborative relationships with certain corporations and academic institutions for the research and development, preclinical studies and clinical trials, licensing, manufacturing, sales and distribution of our products. These collaborative relationships include:

     o The License Agreements under which we granted to Pharmacia & Upjohn an exclusive worldwide license to use, distribute and sell SnET2 for therapeutic or diagnostic applications in photodynamic therapy for ophthalmology, oncology and urology;
     o Letter agreement with Boston Scientific and Cordis for the co-development of catheters for use in photodynamic therapy;
     o Letter agreement with Medicis for the clinical development of PhotoPoint in dermatology;
     o Letter agreement with Chiron for the early detection and treatment of lung cancer;
     o Definitive agreements with Iridex, Ramus and Xillix for the development of devices for use in photodynamic therapy in the fields of ophthalmology, cardiovascular disease and oncology, respectively; and
     o Definitive agreement with Fresenius for final drug formulation and drug product supply.

     The amount of royalty revenues and other payments, if any, ultimately paid by Pharmacia & Upjohn globally to Miravant for sales of SnET2 is dependent, in part, on the amount and timing of resources Pharmacia & Upjohn commits to research and development, clinical testing and regulatory and marketing and sales activities, which are entirely within the control of Pharmacia & Upjohn. Pharmacia & Upjohn may not pursue the development and commercialization of SnET2 and/or may not perform its obligations as expected. Additionally, in March 2000, Pharmacia & Upjohn announced that their merger plans entered into with Monsanto Company are expected to be completed on or before April 1, 2000, pending shareholder approval. We do not know what impact, if any, this consummation of proposed merger will have on our relationship with Pharmacia & Upjohn. We have not yet entered into any definitive collaborative agreements with Boston Scientific, Cordis, Medicis or Chiron. These collaborations may not culminate in definitive collaborative agreements or marketable products. Additionally, Iridex, Ramus and Xillix may not continue the development of devices for use in photodynamic therapy, or such development may not result in marketable products.

     We are currently at various stages of discussions with other companies regarding the establishment of collaborations. Our current and future collaborations are important to us because they allow us greater access to funds, to research, development or testing resources and to manufacturing, sales or distribution resources that we would otherwise not have. We intend to continue to rely on such collaborative arrangements. Some of the risks and uncertainties related to the reliance on collaborations include:

     o Our ability to negotiate acceptable collaborative arrangements, including those based upon existing letter agreements;
     o Future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold;
     o    Such collaborative relationships may limit or restrict us;
     o Collaborative partners are free to pursue alternative technologies or products either on their own or with others, including our competitors, for the diseases targeted by our programs and products;
     o Our partners may fail to fulfil their contractual obligations or terminate the relationships described above, and we may be required to seek other partners, or expend substantial resources to pursue these activities independently. These efforts may not be successful; and
     o Our ability to manage, interact and coordinate our timelines and objectives with our strategic partners may not be successful.

Our ability to establish and maintain agreements with outside suppliers may not be successful and our failure to do so could adversely affect our business.

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

We may not have adequate protection against product liability or recall.

     The testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent, industry-wide risks of allegations of product liability. The use of our products in clinical trials and the sale of our products may expose us to liability claims. These claims could be made directly by patients or consumers, or by companies, institutions or others using or selling our products. The following are some of the risks related to liability and recall:

     o We are subject to the inherent risk that a governmental authority or third party may require the recall of one or more of our products;
     o We have not obtained liability insurance that would cover a claim relating to the clinical or commercial use or recall of our products;
     o In the absence of liability insurance, claims made against us or a product recall could have a material adverse effect on us;
     o If we obtain insurance coverage in the future, this coverage may not be available at a reasonable cost and in amounts sufficient to protect us against claims that could have a material adverse effect on our financial condition and prospects; and
     o Liability claims relating to our products or a product recall could negatively effect our ability to obtain or maintain regulatory approval for our products.

     We have agreed to indemnify certain of our collaborative partners against certain potential liabilities relating to the manufacture and sale of SnET2 and PhotoPoint light devices. A successful product liability claim could materially adversely affect our business, financial condition or results of operations.

We have limited manufacturing and marketing capability and experience and thus rely heavily upon third parties.

     To be successful, our products must be manufactured in commercial quantities under current GMP, prescribed by the FDA and at acceptable costs. Although we intend to manufacture drugs and devices, we have not yet manufactured any products in commercial quantities under GMP and have no experience in such commercial manufacturing. We currently have the capacity, in conjunction with our manufacturing partners Fresenius and Iridex, to manufacture products at certain commercial levels and will be able to do so upon FDA approval. If we receive an FDA or other regulatory approval we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we will need to expend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our business growth could be limited and could be materially and adversely affected.

     We have no direct experience in marketing, distributing and selling pharmaceutical or medical device products. We will need to develop a sales force or rely on our collaborators or licensees or make arrangements with others to provide for the marketing, distribution and sale of our products. We currently intend to rely on Pharmacia & Upjohn and Iridex for these needs for the AMD project. Our marketing, distribution and sales capabilities or current or future arrangements with third parties for such activities may not be adequate for the successful commercialization of our products.

We may fail to adequately protect or enforce our intellectual property rights, our patents and our proprietary technology.

     Our success will depend, in part, on our and our licensors' ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing the proprietary rights of others. The exclusive license relating to various drug compounds, including our leading drug candidate SnET2, may become non-exclusive if we fail to satisfy certain development and commercialization objectives. The termination or restriction of our rights under this or other licenses for any reason would likely have a material adverse impact on our business and financial condition. Although we believe we should be able to achieve such objectives, we may not be successful.

     The patent position of pharmaceutical and medical device firms generally is highly uncertain. Some of the risks and uncertainties include:

     o The patent applications owned by or licensed to us may not result in issued patents;
     o Our issued patents may not provide us with proprietary protection or competitive advantages;
     o    Our issued patents may be infringed upon or designed around by others;
     o Our issued patents may be challenged by others and held to be invalid or unenforceable;
     o    The patents of others may have a material adverse effect on us; and
     o    Significant time and funds may be necessary to defend our patents.

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

We may not be able to attract and retain key personnel and consultants.

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

The price of our Common Stock has been and may continue to be volatile.

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may have a material adverse effect on the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

     o    Future   announcements   concerning  Miravant  or  our  collaborators,
          competitors or industry;
     o    The  results  of  our  testing,   technological   innovations  or  new
          commercial products;
     o The results of preclinical studies and clinical trials by us or our competitors;
     o    Technological innovations or new therapeutic products;
     o    Litigation;
     o Public concern as to the safety, efficacy or marketability of products developed by us or others;
     o    Comments by securities analysts;
     o    The achievement of or failure to achieve certain milestones; and
     o Governmental regulations, rules and orders, or developments concerning safety of our products.

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

Our charter and bylaws contain provisions that may prevent transactions that could be beneficial to stockholders.

     Our charter and bylaws restrict certain actions by our stockholders. For example:

     o Our stockholders can act at a duly called annual or special meeting but they may not act by written consent;
     o Special meetings can only be called by our chief executive officer, president, or secretary at the written request of a majority of our Board of Directors; and
     o Stockholders also must give advance notice to the secretary of any nominations for director or other business to be brought by stockholders at any stockholders' meeting.

     Some of these restrictions can only be amended by a super-majority vote of members of the Board and/or the stockholders. These and other provisions of our charter and bylaws, as well as certain provisions of Delaware law, could prevent changes in our management and discourage, delay or prevent a merger, tender offer or proxy contest, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our stock. At this time we do not have a Shareholder Rights Plan in place. In the future we may consider implementing a Shareholder Rights Plan, however, even if implemented, there is no assurance that it will be approved.

     In addition, our charter authorizes our Board of Directors to issue shares of undesignated preferred stock without stockholder approval on terms that the Board may determine. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect their rights and powers, including voting rights. Moreover, the issuance of preferred stock may make it more difficult for another party to acquire, or may discourage another party from acquiring, voting control of us.

                          RISKS RELATED TO OUR INDUSTRY

We are subject to uncertainties regarding health care reimbursement and reform.

     Our products may not be covered by the various health care providers and third party payors. If they are not covered, our products may or may not be purchased or sold as expected. Our ability to commercialize our products successfully may depend, in part, on the extent to which reimbursement for these products and related treatment will be available from collaborative partners, government health administration authorities, private health insurers, managed care entities and other organizations. These payers are increasingly challenging the price of medical products and services and establishing protocols and formularies, which effectively limit physicians' ability to select products and procedures. Uncertainty exists as to the reimbursement status of health care products (especially innovative technologies). Additionally, reimbursement coverage, if available, may not be adequate to enable us to achieve market acceptance of our products or to maintain price levels sufficient for realization of an appropriate return on our products.

     The efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect our business and financial condition as a biotechnology company. In foreign markets, pricing or profitability of medical products and services may be subject to government control. In the United States, we expect that there will continue to be federal and state proposals for government control of pricing and profitability. In addition, increasing emphasis on managed healthcare has increased pressure on pricing of medical products and will continue to do so. These cost controls may have a material adverse effect on our revenues and profitability and may affect our ability to raise additional capital.

     In addition, cost control initiatives could adversely affect our business in a number of ways, including:

     o Decreasing the price we, or any of our partners or licensees, receive for any of our products;
     o    Preventing  the  recovery  of  development   costs,   which  could  be
          substantial; and
     o    Minimizing profit margins.

     Further, our commercialization strategy depends on our collaborators. As a result, our ability to commercialize our products and realize royalties may be hindered if cost control initiatives adversely affect our collaborators.

Failure to obtain product approvals or comply with ongoing governmental regulations could adversely affect our business.

     The production and marketing of our products and our ongoing research and development, preclinical studies and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States, including the FDA, and in other countries. All drugs and most medical devices we develop must undergo rigorous preclinical studies and clinical trials and an extensive regulatory approval process administered by the FDA under the FDC Act, and comparable foreign authorities, before they can be marketed. These processes involve substantial cost and can often take many years. We have limited experience in, and limited resources available for regulatory activities and we rely on our collaborators and outside consultants. Failure to comply with the applicable regulatory requirements can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution. To date, none of our product candidates being developed have been submitted for approval or have been approved by the FDA or any other regulatory authority for marketing.

     Some of the risks and uncertainties relating to United States Government regulation include:

     o Delays in obtaining approval or rejections due to regulatory review of each submitted new drug, device or combination drug/device application or product license application, as well as changes in regulatory policy during the period of product development;
     o If regulatory approval of a product is granted, such approval may entail limitations on the uses for which the product may be marketed;
     o If regulatory approval is obtained, the product, our manufacturer and the manufacturing facilities are subject to continual review and periodic inspections;
     o If regulatory approval is obtained, such approval may be conditional on the satisfaction of the completion of clinical trials or require additional clinical trials;
     o Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market and litigation; and
     o Photodynamic therapy products have been categorized by the FDA as combination drug-device products. If current or future drug/device products do not continue to be categorized for regulatory purposes as combination products, then:
          -    The FDA may require separate drug and device submissions; and
          -    The FDA may require separate approval by regulatory authorities.

     Some  of  the  risks  and   uncertainties  of  international   governmental
regulation include:

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

We face intense competition and technological uncertainty.

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

     We are aware of various competitors involved in the photodynamic therapy arena. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. One such company is QLT PhotoTherapeutics or QLT. We understand that QLT's drug Photofrin(R) has received marketing approval in the United States and certain other countries for various specific disease indications. QLT has also received an "approvable" letter from the FDA for their drug Visudyne(R) for the treatment of AMD, and therefore may be first to market in this disease area.

     The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our products under development or technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

     We are a relatively new enterprise and are engaged in the development of novel therapeutic technologies, specifically photodynamic therapy. As a result, our resources are limited and we may experience technical challenges inherent in such novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic, diagnostic and imaging effects than our products. We are aware that one of our competitors in the market for photodynamic therapy drugs has received marketing approval of a product for certain uses in the United States and other countries. Our competitors may develop products that are safer, more effective or less costly than our products and, therefore, present a serious competitive threat to our product offerings.

     The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our products even if commercialized. The diseases for which we are developing our therapeutic products can also be treated, in the case of cancer, by surgery, radiation and chemotherapy, and in the case of atherosclerosis, by surgery, angioplasty, drug therapy and the use of devices to maintain and open blood vessels. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our products to receive widespread acceptance if commercialized.

Our products are subject to other state and federal laws, future legislation and regulations.

     In addition to the regulations for drug or device approvals, we are subject to regulation under state, federal or other law, including regulations for worker occupational safety, laboratory practices, environmental protection and hazardous substance control. We continue to make capital and operational expenditures for protection of the environment in amounts which are not material. Some of the risks and uncertainties related to laws and future legislation or regulations include:

     o Our future capital and operational expenditures related to these matters may increase and become material;
     o We may also be subject to other present and possible future local, state, federal and foreign regulation;
     o Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States, combined with the continuing efforts of governmental authorities to contain or reduce costs of health care, may result in the enactment of national health care reform or other legislation or regulations that impose limits on the number and type of medical procedures which may be performed or which have the effect of restricting a physician's ability to select specific products for use in certain procedures;
     o Such new legislation or regulations may materially adversely affect the demand for our products. In the United States, there have been, and we expect that there will continue to be, a number of federal and state legislative proposals and regulations to implement greater governmental control in the health care industry;
     o The announcement of such proposals may materially adversely affect our ability to raise capital or to form collaborations; and
     o Legislation or regulations that impose restrictions on the price that may be charged for health care products or medical devices may adversely affect our results of operations.

     We are unable to predict the likelihood of adverse effects which might arise from future legislative or administrative action, either in the United States or abroad.

Our business involves environmental risks.

     We are subject to federal, state, county and local laws and regulations relating to the protection of the environment. In the course of our business, we are involved in the handling, storage and disposal of materials that are classified as hazardous. Our safety procedures for the handling, storage and disposal of such materials are designed to comply with applicable laws and regulations. However, we may be involved in contamination or injury from these materials. If this occurs, we could be held liable for any damages that result, and any such liability could materially and adversely affect us. Further, the cost of complying with these laws and regulations may increase materially in the future.



ITEM 2.  PROPERTIES

     We have entered into four leases for approximately 101,100 square feet of office, laboratory and potential manufacturing space in Santa Barbara, California. The first lease for approximately 18,900 square feet of space was entered into in 1992 and the base rent, which is adjusted annually based on increases in the consumer price index, is approximately $24,400 per month. This lease was extended in August 1999 and expires in December 2003. The facility is equipped and licensed to allow certain laboratory testing and manufacturing. We manufacture and distribute our active SnET2 drug substance from this facility.

     In the second half of 1996, we entered into two additional leases for approximately 54,800 square feet of office, laboratory and manufacturing space. Each lease provides for rent to be adjusted annually based on increases in the consumer price index and the base rent for both leases is approximately $56,900 per month. These leases were extended in March 1999 and expire in August 2002. Each leased property is located in a business park and is subject to a master lease agreement. We manufacture our light producing and light delivery devices and perform research and development of drugs, light delivery and light producing devices from these facilities.

     In July 1998, we entered into a fourth lease agreement for approximately 27,400 square feet of primarily office space. The base rent for this lease is approximately $34,300 per month. The lease expires in October 2003 and provides for rent to be adjusted annually based on increases in the consumer price index. The lease also allows us the ability to sublet the property, which we did in December 1999. The sublease agreements expire in October 2003, with rent based upon the percentage of square footage occupied. Rental income, which is approximately $32,900 per month, is also subject to increases based upon the consumer price index. The leased property is located in a business park and is subject to a master lease agreement.

     For each of the four facilities noted above, we may continue to incur additional costs for the construction of the manufacturing, laboratory and office space associated with these facilities.

     During 1997, we entered into a letter of intent with a local developer to have a facility constructed to house our operations for the foreseeable future. We continue to work with the developer with the expected completion date approximately late 2001 or early 2002. Depending on our future needs and financial capabilities we may or may not continue this project.

     In July 1997, the Company began to sublease approximately 3,900 square feet of one of its buildings to Ramus Medical Technologies. The sublease agreement was for two years with rent based upon the percentage of square footage occupied. The sublease was extended in September 1999 to March 2000 and thereafter will revert to a month to month basis. Rental income from Ramus, which is approximately $4,100 per month, is also subject to increases based upon the consumer price index.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently party to any material litigation or proceeding and are not aware of any material litigation or proceeding threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our Common Stock is traded on The Nasdaq National Market under the symbol MRVT. From August 30, 1995 to September 12, 1997, our Common Stock was traded on The Nasdaq National Market under the symbol PDTI. Effective September 15, 1997, we changed our name to Miravant Medical Technologies and our ticker symbol to MRVT. The following table sets forth high and low sales prices per share of Common Stock as reported on The Nasdaq National Market based on published financial sources.

                                                       High        Low
                                                       ----        ---

1999:

   Fourth quarter.....................................$ 14.50     $ 9.00
   Third quarter......................................  11.88       7.00
   Second quarter.....................................  10.13       6.31
   First quarter......................................  16.25       6.81

1998:

   Fourth quarter.....................................$ 17.69     $ 6.13
   Third quarter......................................  28.75       4.69
   Second quarter.....................................  36.00      21.88
   First quarter......................................  39.00      28.56

     As of March 10, 2000, there were approximately 317 stockholders of record of the Common Stock, which does not include "street accounts" of securities brokers. Based on the number of proxies requested by brokers in connection with our annual meeting of stockholders, we estimate that the total number of stockholders of the Common Stock exceeds 5,500. Except for the three for two split of the Common Stock declared for stockholders of record at July 24, 1995, we have never paid dividends, cash or otherwise, on our capital stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth and development of our business. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. Our credit agreement with Pharmacia & Upjohn prohibits the payment of dividends on the Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     In the table below, we provide you with summary historical financial data of Miravant Medical Technologies. We have prepared this information using the consolidated financial statements of Miravant for the five years ended December 31, 1999. The consolidated financial statements for the five fiscal years ended December 31, 1999 have been audited by Ernst & Young LLP, independent auditors.

     When you read this summary of historical financial data, it is important that you read along with it the historical financial statements and related notes in our annual and quarterly reports filed with the SEC, as well as the section of our annual and quarterly reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                  Year Ended December 31,
                                    ----------------------------------------------------------------------------------
                                          1999             1998             1997            1996             1995
                                    ---------------  --------------- ---------------  ---------------  ---------------
                                                     (in thousands, except share and per share data)
Statement of Operations Data:

Revenues .......................     $     14,577     $     10,179     $     2,278     $      3,598     $        521
Costs and expenses..............           37,639           41,788          35,065           22,113           12,416
                                    ---------------  --------------- ---------------  ---------------  ---------------
Loss from operations............          (23,062)         (31,609)        (32,787)         (18,515)         (11,895)
Net interest and other income...              806            3,545           2,578            2,373              185
                                    ---------------  --------------- ---------------  ---------------  ---------------
Net loss........................     $    (22,256)    $    (28,064)    $   (30,209)    $    (16,142)    $    (11,710)
                                    ===============  =============== ===============  ===============  ===============
Net loss per share (1) .........     $      (1.25)    $      (1.94)    $     (2.36)    $      (1.37)    $      (1.19)
                                    ===============  =============== ===============  ===============  ===============
Shares used in computing net
   loss per share (1) ..........       17,768,670       14,464,044       12,791,044      11,786,429        9,861,212
                                    ===============  =============== ===============  ===============  ===============



                                                                        December 31,
                                    ----------------------------------------------------------------------------------
                                           1999             1998             1997            1996             1995
                                       ------------     ------------     -----------     ------------     ------------
Balance Sheet Data:

Cash and marketable securities (2)   $     22,789     $     11,284     $    83,462     $     52,098     $      8,886
Working capital.................           24,933           11,134          80,734           51,519            6,403
Total assets....................           34,952           23,810          93,031           59,886           11,259
Long-term obligations ..........           15,506               --              --               21              203
Accumulated deficit.............         (131,174)        (108,918)        (80,854)         (50,645)         (34,503)
Total shareholders' equity......           14,726           19,686          87,698           56,717            8,167
-----------

(1)  See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(2)  See Notes 2 and 3 of Notes to Consolidated Financial Statements for information concerning the changes in cash and marketable securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $131.2 million as of December 31, 1999. We expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued and increased spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

     Our revenues primarily reflect income earned from licensing agreements, grants and royalties from device product sales. To date, we have received no revenue from the sale of drug products and we are not permitted to engage in commercial sales of drugs or devices until such time, if ever, as we receive requisite regulatory approvals. As a result, we do not expect to record significant product sales until such approvals are received.

     Until we commercialize our product(s), we expect revenues to continue to be attributable to licensing agreements and grants. We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, our or our collaborative partners ability to successfully manufacture, market and distribute our drug and device products, the level of participation of our collaborative partners in our preclinical studies and clinical trials and/or the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our products. We anticipate our operating activities will result in substantial, and possibly increasing, operating losses for the next few years.

     Under the 1998 Amendments of the License Agreements with Pharmacia & Upjohn, we were to conduct all preclinical studies and U.S. clinical trials in AMD and would be reimbursed by Pharmacia & Upjohn for all out-of-pocket expenses incurred. Pharmacia & Upjohn was to conduct all international clinical trials for AMD. The 1998 Amendments also returned to us the rights for SnET2 in dermatology, and provided for the quarterly funding of $2.5 million for eight quarters for use in our oncology and urology programs. In January 1999, we entered into the Equity Investment Agreement, whereby Pharmacia & Upjohn purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. Also, in February 1999, under a separate Credit Agreement, Pharmacia & Upjohn extended to us up to $22.5 million in credit, which is subject to certain limitations and requirements, including interest at a variable rate, in the form of up to six quarterly loans or new loans of $3.75 million each to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. To date we have utilized $15.0 million of the line of credit and we expect to utilize the remaining $7.5 million available during 2000. Under the terms of the Credit Agreement and in connection with each draw-down, we are obligated to issue Pharmacia & Upjohn a certain number of warrants based on the amount borrowed. The exercise price of each warrant will be equal to 140% of the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding the borrowing request for the related loan. In connection with the first four quarterly loans received, we issued warrants to purchase 240,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares and $14.83 for the remaining 120,000 shares.

     During the third quarter of 1998 and in connection with the 1998 Amendments, we implemented a cost restructuring program designed to focus our resources on our core development programs, which emphasize large potential market opportunities and unmet medical needs. Additionally, the program was designed to utilize the cost reimbursement components of the 1998 Amendments as well as streamline administrative activities, reduce overhead costs and eliminate positions that were not central to our core development programs. In February 1999, in connection with the 1999 Amendments, we refined the use of our resources to correspond with the change in cost reimbursement and assistance from Pharmacia & Upjohn while maintaining our core development programs. We will continue to evaluate the use of our resources in connection with our funding provisions, external resource assistance and as opportunities present themselves.

     In December 1999, we transitioned the majority of the operations of the Phase III clinical trials in AMD to Pharmacia & Upjohn in accordance with the 1999 Amendments. Pharmacia & Upjohn will now be responsible for directly funding the majority of the Phase III AMD clinical trial costs. We will continue to be responsible for the majority of the preclinical studies and part of the drug and device development and manufacturing necessary for the NDA submission for AMD and will be reimbursed for those costs in accordance with the 1999 Amendments. As a result, we anticipate our license income related to the reimbursement of out-of-pocket or direct costs, as well as our related expenses, will decrease.

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

Results of Operations


     The following table provides a summary of our revenues for the years ended December 31, 1999, 1998 and 1997:



 ---------------------------------------------------------------------------------------------------------------------------
 Consolidated Revenues                                                   1999               1998                1997
 ---------------------------------------------------------------------------------------------------------------------------
 License - contract research & development.....................       $  13,996,000         $ 9,314,000         $ 1,896,000
 Royalties.....................................................             143,000             191,000             236,000
 Grants........................................................             438,000             674,000             146,000
 ---------------------------------------------------------------------------------------------------------------------------
 Total revenues................................................       $  14,577,000         $10,179,000         $ 2,278,000
 ---------------------------------------------------------------------------------------------------------------------------



     Revenues. Our revenues increased from $2.3 million in 1997 to $10.2 million in 1998 and to $14.6 million in 1999.

     The fluctuations in license income are due to the following:

     o During 1999, we recorded revenues of $14.0 million for the specific reimbursement of out-of-pocket or direct costs incurred in preclinical studies and Phase III clinical trials in AMD. These reimbursements were recorded in accordance with the 1999 Amendments. The future revenues recorded for ophthalmology cost reimbursement are expected to decrease as we have transitioned the majority of the operations of the Phase III clinical trials in AMD to Pharmacia & Upjohn. As a result of this transition, we anticipate our license income related to the reimbursement of out-of-pocket or direct costs incurred will decrease, as well as our expenses related to Phase III clinical trials in AMD.

     o During 1998, we recorded revenues of $3.1 million for the specific reimbursement from Pharmacia & Upjohn for out-of-pocket or direct costs incurred in preclinical studies and clinical trials in AMD from the continuation of Phase I/II clinical trials in the first half of 1998 and the commencement of our Phase III clinical trials in the second half of 1998. During 1997, we recorded revenues of $724,000 for expenditures related to preclinical studies and Phase I/II clinical trials in AMD.

     o During 1998, we recorded revenues for oncology expenditures of $1.2 million under the 1995 Pharmacia & Upjohn license agreement and $5.0 million under the 1998 Amendments. In 1997 revenues of $1.2 million were recorded for the specific reimbursement of oncology clinical program costs in metastatic breast cancer, basal cell carcinoma, Kaposi's sarcoma and prostate cancer. These fluctuations in revenues are based on the timing of reimbursable costs incurred in preclinical studies and clinical trials, as well as the structure of the payments received under the different oncology agreements. In the last two quarters of 1998, under the 1998 Amendments, we received two quarterly payments of $2.5 million each which were designed to cover both the direct and indirect costs of these programs. In 1997 and the first two quarters of 1998, we were reimbursed for only the out-of-pocket or direct costs incurred in these programs.

     The fluctuations in grant income are due to the following:

     o We were awarded a two year grant of $1.5 million in 1997. Since the grant period began October 1 of 1997, we recorded three, twelve and nine months worth of grant revenue in 1997, 1998 and 1999, respectively. In 1999, 1998 and 1997, grant revenue amounted to $438,000, $674,000 and $146,000, respectively. Grant income will continue to fluctuate depending on the grant amount received, if any, and the term of the grant award. We have not yet received any further significant grants during 1999, but we will continue to pursue obtaining these grants as a means of funding research and development programs. There can be no assurance that we will be successful in obtaining such grants.

     The fluctuations in royalty income are due to the following:

     o We earned royalty income from a 1992 license agreement with Laserscope, which provided royalties on the sale of our previously designed device products. The fluctuations in revenues recorded are a function of the number of device products sold by Laserscope in each of the respective periods. No further royalty income is expected to be received, as the Laserscope license agreement terminated in April 1999.

     In accordance with the 1999 Amendments, we will only be reimbursed for the specific costs for preclinical studies and clinical trials in ophthalmology and we will no longer be reimbursed for any oncology and urology program costs or any milestone payments for AMD. In connection with the Equity Investment Agreement and the Credit Agreement, in February 1999 we entered into the 1999 Amendments to the License Agreements which included the elimination of the remaining future cost reimbursements for oncology and urology and any future milestone payments in AMD.

     Research and Development. Our research and development expenses of $29.7 million in 1999 were consistent with the $29.2 million in 1998 and have increased from the $20.2 million recorded in 1997. Our research and development expenses, net of license reimbursement and grant research and development reimbursements, were $15.3 million, $19.2 million and $18.2 million in 1999, 1998 and 1997, respectively. Research and development expenses incurred in 1999 related primarily to:

     o    The  costs  associated  with  drug and  device  manufacturing  and the screening, treatment and monitoring of qualified individuals participating in Phase III clinical trials for AMD and Phase I clinical trials for prostate cancer;
     o The ongoing preparation of the documentation and the collection of data for the Phase III clinical trials for AMD and regulatory filings; and
     o The preclinical studies and development work associated with the development of existing and new drug compounds, formulations and clinical programs.

     For the year ended December 31, 1999 as compared to the year ended December 31, 1998, we incurred substantial increases in our preclinical studies and clinical trial costs related to the Phase III program in AMD. These increases in 1999 were offset by decreases in salary expense, consultants, drug formulation costs for SnET2 and laser purchases. Research and development expenses increased from 1997 to 1998 due to increased costs in our Phase I/II AMD clinical trials as well as increased costs associated with the preparation of the documentation and patient follow up in our CMBC clinical trials. The increase was also related to increased costs incurred in developing new and existing drug compounds and increased amortization expense related to our construction of new laboratory space.

     Future research and development expenses may fluctuate depending on the level of Pharmacia & Upjohn's involvement in our Phase III AMD clinical trials, continued expenses incurred in our preclinical studies and clinical trials in our ophthalmology, oncology and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, the pharmaceutical manufacturing scale-up to expand drug production to commercial levels and the expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of preclinical studies and clinical trials and the development of new drug compounds and formulations.

     Selling,   General   and   Administrative.   Our   selling,   general   and
administrative expenses decreased to $7.5 million in 1999 from $9.6 million in 1998 and $13.7 million in 1997. The decrease in selling, general and administrative expenses from 1997 to 1998 is primarily due to a $5.5 million decrease in advertising expenses. The decrease from 1998 to 1999 is due primarily to a decrease in costs associated with professional services received from financial consultants, attorneys and public and media relations and a decrease in compensation expense associated with options and warrants issued to consultants and expense recorded for the executive option loans.

     Future selling, general and administrative expenses are expected to remain relatively consistent due to our September 1998 cost restructuring program. Conditions which may influence these expenses are the level of support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and warrants and financial consultants and general corporate matters.

     Loss in Investment in Affiliate. In connection with the $2.0 million line of credit we have provided to our affiliate, Ramus Medical Technologies or Ramus, we have recorded a reserve for the entire $2.0 million outstanding credit line balance plus accrued interest as of December 31, 1999. The $417,000 expense recorded in 1999 represents a reserve for the final amount of borrowings under the credit line plus accrued interest. The $2.9 million expense recorded in 1998 represents a $1.8 million reserve for funds provided to Ramus in 1998 under the revolving credit agreement, as well as a reduction, based on 100% of Ramus' losses for the respective period, of $895,000 related to our equity investment made in Ramus in 1996.

     Interest and Other Income. Interest and other income decreased to $1.2 million in 1999 from $3.5 million in 1998 and $2.6 million in 1997. The decrease is directly related to the decrease in the levels of cash and marketable securities earning interest. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period.

     Interest Expense. Interest expense increased to $434,000 in 1999 from $1,000 in 1998 and $6,000 in 1997. The increase is directly related to the amount of borrowings under the February 1999 Credit Agreement with Pharmacia & Upjohn and the value of the warrants issued in connection with the borrowings. Interest expense will continue to increase in the future based on the level of borrowings under the Credit Agreement and the value of the warrants issued in connection with the borrowings.

     As of December 31, 1999, we had approximately $139.3 million of net operating loss carryforwards for federal income tax purposes, which expire at various dates from the years 2002 through 2020. In addition, we had approximately $6.7 million of research and development and alternative minimum tax credit carryforwards available for federal and state tax purposes. We also had a state net operating loss tax carryforward of $24.1 million, which expires at various dates from the years 2000 to 2004. Under Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited based on our changes in the percentage of ownership. Our ability to utilize the net operating loss carryforwards, without limitation, is uncertain.

     We do not believe that inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

     Since inception through December 31, 1999, we have accumulated a deficit of approximately $131.2 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, Pharmacia & Upjohn's purchases of Common Stock, a secondary public offering and credit arrangements. As of December 31, 1999, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $215.5 million.

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

     In December 1997, the Board of Directors authorized a Common Stock repurchase program allowing for the repurchase of up to 750,000 shares of Common Stock. This 750,000 share repurchase authorization was in addition to and superseded the repurchase program authorized in July 1996, which allowed for the repurchase of up to 600,000 shares of Common Stock. We had no stock repurchases in 1999. In 1998 we repurchased stock under the Board authorized repurchase program which amounted to 725,000 shares at a cost of $17.9 million and in 1997 we repurchased 301,000 shares at a cost of $10.0 million. All shares repurchased were retired. The 750,000 repurchase plan has been fully utilized and no further repurchase programs have been authorized.

     In January 1999, under the Equity Investment Agreement, Pharmacia & Upjohn purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million. In February 1999, in accordance with the Credit Agreement, Pharmacia & Upjohn also extended to us up to $22.5 million in credit over two years to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. We are able to issue promissory notes for the quarterly interest amounts due on the amounts borrowed until December 2000 when the issuance of such promissory notes for the quarterly interest due will be subject to certain restrictions. The promissory notes mature in June 2004 and, at our option, can be repaid in the form of our Common Stock, subject to certain limitations and restrictions as defined by the Credit Agreement. The promissory notes accrue interest at the prime rate, which was 8.50% at December 31, 1999. To date, in accordance with the Credit Agreement, we have received four quarterly loans for a total of $15.0 million of the available $22.5 million. We expect to utilize the remaining $7.5 million available under the Credit Agreement during 2000. In accordance with the Credit Agreement, we have issued promissory notes to Pharmacia & Upjohn for the loan amounts received and issued additional promissory notes for a total of $379,000 for the related interest due on each of the quarterly due dates. In addition, under the terms of the Credit Agreement and in connection with the first four quarterly loans received, we issued warrants to purchase 240,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares and $14.83 for the remaining 120,000 shares.

     In June 1998, we purchased a $5.0 million, 9% equity interest in Xillix. We received 2,691,904 shares of Xillix common stock in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock at the market value on the date of the agreement of $25.06 per share, or $1.5 million. As of June 1999, the shares received are no longer restricted and can be sold at anytime by the Company. In addition, we entered into a strategic alliance agreement with Xillix to co-develop proprietary systems incorporating the technology of each company and to share the research and development costs. To date, we have not incurred any costs under this agreement.

     In April 1998, we entered into a $2.0 million revolving credit agreement with our affiliate, Ramus. As of December 31, 1999, we have provided the entire loan of $2.0 million to Ramus. The revolving credit line, which was due in full in March 2000, has been subsequently extended to a period in the future, for which the terms of the extension are currently being negotiated. In addition, in accordance with the 1996 equity investment in Ramus, we had an exclusive option to purchase the remaining shares of Ramus for a specified amount under certain terms and conditions. We elected not to exercise the option, which expired March 3, 1999.

     In February 1998, we agreed to guaranty a term loan in the amount of $7.6 million from a bank to a director of ours at the time. In June 1998, the director did not stand for re-election on the Board of Directors. The loan was due and payable on July 31, 1999 and was subsequently extended to October 31, 2000. In conjunction with the extension, we increased our security interest to include substantially all of the personal assets of the former director.
Additionally, with the extension of the guaranty of this loan, the former director paid to Miravant a transaction fee of $152,000. In connection with the extension agreement, as of March 9, 2000, the former director has reduced the outstanding balance of the loan, and our guaranty, to $3.3 million. Under the loan agreement and the guaranty, the individual and Miravant are subject to the maintenance of specified financial and other covenants.

     In addition to receiving funds through private and public stock offerings, we have also received funding through the exercise of warrants and stock options. Based on the exercise prices, expiration dates and call features contained in certain warrants, and depending on the market value of our Common Stock, we may receive substantial additional funding through the exercise of these outstanding warrants and stock options in the future.

     For 1999, 1998 and 1997, we required cash for operations of $18.4 million, $21.7 million and $23.8 million, respectively. The decrease in cash required for operations from 1998 to 1999 was due to an increase in reimbursable research and development costs incurred which was offset by a decrease in non-cash charges for deferred compensation, stock awards and the reserve taken on the remaining Ramus line of credit. The decrease in cash required for operations from 1997 to 1998 was primarily due to the increased funding provided by Pharmacia & Upjohn under the June 1998 agreements for the oncology and urology program costs, as well as increases in non-cash expenses such as depreciation, deferred compensation, a reserve recorded on the Ramus line of credit and the reduction of accounts payable.

     For 1999 net cash used in investing activities was $4.4 million, for 1998 net cash provided by investing activities was $19.8 million and for 1997 net cash used in investing activities was $11.2 million. From 1997 to 1999 the fluctuations in investing activities were primarily due to the purchases and sales of investments which were used to fund operations and were based on the levels of cash available for investment. These fluctuations were further affected by our investment in Xillix and the line of credit provided to Ramus in 1998 and significant capital expenditures in 1997 and 1998, which were primarily related to laboratory construction costs.

     For 1999 net cash provided by financing activities was $30.6 million, in 1998 net cash used in financing activities was $42.5 million and in 1997 net cash provided by financing activities was $59.1 million. Cash provided by financing activities in 1999 was primarily attributed to Pharmacia & Upjohn's $19.0 million equity investment and $15.0 million provided under the Pharmacia & Upjohn Credit Agreement. The significant use of cash for financing activities in 1998 was related to purchases of our Common Stock under the Board authorized repurchase program as well as purchases of our Common Stock and the payment of cash under the price protection provisions of the Amended Securities Purchase Agreement. Cash provided in 1997 was directly related to the private placement offerings, which was offset by repurchases of our Common Stock under the Board authorized repurchase program.

     We invested a total of $9.1 million in property and equipment from 1996 through 1999. During 1998, we entered into a new lease agreement for an additional facility, for which we have completely subleased in December 1999. We expect to continue to purchase property and equipment in the future as we continue to expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

     Our future capital funding requirements will depend on numerous factors including:

     o The progress and magnitude of our research and development programs, preclinical studies and clinical trials;
     o    The time involved in obtaining regulatory approvals;
     o    The cost involved in filing and maintaining patent claims;
     o    Competitor and market conditions;
     o    Investment opportunities;
     o    Our ability to establish and maintain collaborative arrangements;
     o The level of Pharmacia & Upjohn's involvement in our Phase III AMD clinical trials;
     o The cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements; and
     o Our ability to obtain grants to finance research and development projects.

     Our ability to generate substantial funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, scale-up, administrative activities and additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     o Our ability to raise funds in the future through public or private financings, collaborative arrangements or from other sources;
     o Our requirement to allocate 50% of the net proceeds from public or private financings towards the repayment of the funds received under the Credit Agreement;
     o The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs with us in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     o The amount of funds received from outstanding warrant and stock option exercises;
     o    Our ability to maintain our existing collaborative arrangements;
     o Our ability to liquidate our equity investments in Ramus, Xillix or other assets;
     o Our requirement to allocate 100% of the net proceeds from the liquidation of an existing asset towards the repayment of the funds received under the Credit Agreement; and
     o Our ability to collect the loan provided to Ramus under the credit agreement when due.

     We can not guarantee that additional funding will be available to us when needed. If it is not, we will be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities and our business and financial results and condition would be materially adversely affected.

The impact of Year 2000.

     In prior years, we discussed the nature and progress of our plans to become Year 2000 compliant. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The costs incurred to assess, remediate and test the IT and Non-IT systems through 1999 were primarily fixed labor costs and were not significant. In addition, as we have not yet encountered any significant Year 2000 disruptions in 2000, future Year 2000 costs are also not expected to be significant. We will continue to monitor our critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ITEM 7A.QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

     The Report of Independent Accountants and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements of Miravant that are filed as part of this Report are listed under Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages 42 through 58 immediately following the signature page of this Report.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)            Index to Consolidated Financial Statements:             Page
                  -------------------------------------------             ----

                  Report of Independent Auditors                           42
                  Consolidated Balance Sheets as of
                      December 31, 1999 and 1998                           43
                  Consolidated Statements of Operations for the
                      years ended December 31, 1999, 1998 and 1997         44
                  Consolidated Statements of Shareholders'
                      Equity for the years ended December 31,
                      1999, 1998 and 1997                                  45
                  Consolidated Statements of Cash Flows for the
                      years ended December 31, 1999, 1998 and 1997         46
                  Notes to Consolidated Financial Statements               47

(a)(2)            Index to Consolidated Financial Statement Schedules:
                  ---------------------------------------------------

                  All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(a)(3)            Index to Exhibits:
                  -----------------
                  See Index to Exhibits on pages 59 to 60


(b)               Reports on Form 8-K:
                  -------------------
                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Miravant Medical Technologies

                                            /S/   Gary S. Kledzik
                                            ---   ---------------
                                                  Gary S. Kledzik, Ph.D.
                                                  Chief Executive Officer and
                                                  Chairman of the Board

Dated:  March 29, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                   Title                                                Date

/S/ Gary S. Kledzik                         Chairman of the Board, Director,                    March 29, 2000
------------------------------------        and Chief Executive Officer,
    Gary S. Kledzik, Ph.D.                 (Principal Executive Officer)


/S/ David E. Mai                            Director and President                              March 29, 2000
------------------------------------
    David E. Mai

/S/ John M. Philpott                        Chief Financial Officer and Controller              March 29, 2000
------------------------------------       (Principal Financial Officer and
    John M. Philpott                       Principal Accounting Officer)


/S/ Larry S. Barels                         Director                                            March 29, 2000
------------------------------------
    Larry S. Barels

/S/ William P. Foley II                     Director                                            March 29, 2000
------------------------------------
    William P. Foley II

/S/ Charles T. Foscue                       Director                                            March 29, 2000
------------------------------------
    Charles T. Foscue

/S/ Jonah Shacknai                          Director                                            March 29, 2000
------------------------------------
    Jonah Shacknai


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Miravant Medical Technologies

We have audited the accompanying consolidated balance sheets of Miravant Medical Technologies as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miravant Medical Technologies at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                  /S/ ERNST & YOUNG LLP
                                                  ---------------------
                                                      ERNST & YOUNG LLP
Woodland Hills, California
March 7, 2000

                                              CONSOLIDATED BALANCE SHEETS



                                                                                              December 31,

                                                                                        1999                  1998
                                                                                 ------------------   -------------------
                                    Assets

Current assets:
   Cash and cash equivalents...............................................      $     19,168,000     $      11,284,000
   Investments in short-term marketable securities.........................             3,621,000                    --
   Accounts receivable.....................................................             5,717,000             3,038,000
   Prepaid expenses and other current assets...............................             1,147,000               936,000
                                                                                 ------------------   -------------------
Total current assets.......................................................            29,653,000            15,258,000

Property, plant and equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,639,000             1,720,000
   Equipment...............................................................             5,495,000             5,180,000
   Leasehold improvements..................................................             4,488,000             4,232,000
   Capital lease equipment.................................................               184,000               184,000
                                                                                 ------------------   -------------------
                                                                                       11,834,000            11,344,000
   Accumulated depreciation................................................            (8,112,000)            (5,514,000)
                                                                                 ------------------   -------------------
                                                                                        3,722,000             5,830,000

Investments in affiliates..................................................               752,000             1,512,000
Loan to affiliate, net of reserve of $2.2 million and $1.8 million
    at December 31, 1999 and 1998, respectively............................                    --                    --
Patents and other assets...................................................               825,000             1,210,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $     34,952,000      $     23,810,000
                                                                                 ==================   ===================

                    Liabilities and shareholders' equity

Current liabilities:

   Accounts payable........................................................      $      4,070,000      $      3,541,000
   Accrued payroll and expenses............................................               650,000               583,000
                                                                                 ------------------   -------------------
Total current liabilities..................................................             4,720,000             4,124,000

Long-term liabilities:
   Long-term debt..........................................................             15,379,000                  --
   Sublease security deposits..............................................                127,000                  --
                                                                                 ------------------   -------------------
Total long-term liabilities................................................             15,506,000                  --

Shareholders' equity:
   Common stock, 50,000,000 shares authorized;  18,038,270 and
     16,080,054 shares issued and outstanding at December 31, 1999 and
     1998, respectively....................................................           152,731,000           135,989,000
   Notes receivable from officers..........................................              (460,000)           (1,525,000)
   Deferred compensation and interest......................................            (2,647,000)           (2,896,000)
   Accumulated other comprehensive loss....................................            (3,724,000)           (2,964,000)
   Accumulated deficit.....................................................          (131,174,000)         (108,918,000)
                                                                                 ------------------   -------------------
Total shareholders' equity.................................................            14,726,000            19,686,000
                                                                                 ------------------   -------------------
Total liabilities and shareholders' equity.................................      $     34,952,000      $     23,810,000
                                                                                 ==================   ===================

See accompanying notes.


                                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              Year ended December 31,
                                                                   1999                 1998                1997
                                                            -------------------  -------------------  ------------------
Revenues:
   License - contract research and development.......           $  13,996,000         $  9,314,000        $  1,896,000
   Royalties.........................................                 143,000              191,000             236,000
   Grants............................................                 438,000              674,000             146,000
                                                            -------------------  -------------------  ------------------
Total revenues.......................................              14,577,000           10,179,000           2,278,000

Costs and expenses:
   Research and development..........................              29,749,000           29,233,000          20,244,000
   Selling, general and administrative...............               7,473,000            9,626,000          13,716,000
   Loss in affiliate.................................                 417,000            2,929,000           1,105,000
                                                            -------------------  -------------------  ------------------
Total costs and expenses.............................              37,639,000           41,788,000          35,065,000

Loss from operations.................................             (23,062,000)         (31,609,000)        (32,787,000)

Interest and other income (expense):

   Interest and other income.........................               1,240,000            3,546,000           2,584,000
   Interest expense..................................                (434,000)              (1,000)             (6,000)
                                                            -------------------  -------------------  ------------------
Total net interest and other income..................                 806,000            3,545,000           2,578,000
                                                            -------------------  -------------------  ------------------

Net loss.............................................           $ (22,256,000)       $ (28,064,000)      $ (30,209,000)
                                                            ===================  ===================  ==================
Net loss per share - basic and diluted...............           $       (1.25)       $       (1.94)      $       (2.36)
                                                            ===================  ===================  ==================
Shares used in computing net loss per share..........              17,768,670           14,464,044          12,791,044
                                                            ===================  ===================  ==================

See accompanying notes.


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                Notes                     Accumulated
                                                              Receivable    Deferred        Other
                                         Common Stock           from       Compensation  Comprehensive     Accumulated
                                    Shares        Amount      Officers    and Interest      Loss           Deficit         Total
                                  ----------- ------------- ------------ --------------- ------------- --------------- -------------
Balance at January 1, 1997....... 12,337,876  $ 108,974,000 $        --  $ (1,612,000)   $         --  $ (50,645,000)  $ 56,717,000
 Net loss.........................        --             --          --            --              --    (30,209,000)   (30,209,000)
   share (net of approximately
   $2,627,000 of offering costs)..  1,416,000    68,173,000          --            --              --             --     68,173,000
   warrants.......................    485,799     1,080,000          --            --              --             --      1,080,000
 Issuance of stock awards.........     14,172       456,000          --            --              --             --        456,000
 Repurchases of stock.............   (301,000)  (10,041,000)         --            --              --             --    (10,041,000)
   to warrants granted, net of
   cancellations..................         --     1,809,000          --    (1,809,000)             --             --             --
 Amortization of deferred
   compensation...................         --            --          --     1,522,000              --             --      1,522,000
                                  ------------ -------------- ----------- --------------- ------------- --------------- ------------
Balance at December 31, 1997...... 13,952,847  $170,451,000   $      --   $ (1,899,000)   $        --    $ (80,854,000) $87,698,000
 Comprehensive loss:
   Net loss.......................         --            --           --            --             --      (28,064,000) (28,064,000)
   Unrealized loss in
     investment in  Xillix........     58,909     1,476,000           --            --     (2,964,000)              --   (1,488,000)
                                                                                                                       -------------
 Total comprehensive loss.........                                                                                      (29,552,000)
                                                                                                                       -------------
 Exercise of stock options and
   warrants.......................    551,566     2,330,000           --             --             --              --    2,330,000
 Notes receivable from officers...     83,731       179,000   (1,525,000)            --             --              --   (1,346,000)
 Issuance of stock awards.........     51,121     1,579,000           --             --             --              --    1,579,000
 Repurchases of stock.............   (725,000)  (17,911,000)          --             --             --              --  (17,911,000)
   under  the Securities Purchase
   Agreement and related amendments 2,106,880   (25,521,000)          --             --             --              --  (25,521,000)
 Deferred compensation related
   to warrants granted and notes
   from officers..................         --     3,406,000           --     (3,406,000)            --              --           --
 Amortization of deferred
   compensation...................         --            --           --      2,409,000             --              --    2,409,000
                                   ----------- ------------- -------------  --------------- ------------- ------------ -------------
Balance at December 31, 1998...... 16,080,054  $ 135,989,000 $(1,525,000)   $(2,896,000)   $(2,964,000)  $(108,918,000) $19,686,000
 Comprehensive loss:
   Net loss......................          --             --          --             --             --      (22,256,000)(22,256,000)
   Unrealized loss in
     investment in Xillix........          --             --          --             --       (760,000)              --    (760,000)
                                                                                                                       -------------
 Total comprehensive loss.........                                                                                      (23,016,000)
 Issuance of stock at $16.71 per                                                                                       -------------
   share (net of approximately
   $324,000 of offering costs)....  1,136,533     18,676,000          --             --             --               --  18,676,000
 Exercise of stock options and
   warrants.......................     36,202         95,000          --             --             --               --      95,000
 Notes receivable from officers...         --             --   1,065,000             --             --               --   1,065,000
 Issuance of stock awards.........     96,485        972,000          --             --             --               --     972,000
 Fulfillment of  obligations
   under  the Securities Purchase
 Agreement and related
   amendments......................   688,996      (4,204,000)        --              --            --               --  (4,204,000)
 Deferred compensation, deferred
   interest related to warrants
   granted and officer notes.......        --      1,203,000          --      (1,203,000)           --               --          --
 Amortization of deferred
   compensation and interest.......        --             --          --       1,452,000            --               --   1,452,000
                                   ------------ --------------- ------------- ------------ -------------  ------------ -------------
Balance at December 31, 1999.......18,038,270   $152,731,000   $ (460,000)   $(2,647,000) $(3,724,000)   $(131,174,000)$ 14,726,000
                                   ============ =============== ============= ============ ============== ============ =============
 See accompanying notes.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year ended December 31,
Operating activities:                                                    1999                 1998                 1997
                                                                    ----------------     ----------------     ---------------
    Net loss...............................................       $   (22,256,000)     $    (28,064,000)    $   (30,209,000)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Depreciation and amortization.......................              2,690,000            2,736,000           1,099,000
       Amortization of deferred compensation and interest..              1,452,000            2,409,000           1,522,000
       Loss on sale of property, plant and equipment.......                 25,000                   --                  --
       Reserve for loan receivable from affiliate..........                250,000            1,808,000                  --
       Stock awards........................................                972,000            1,579,000             456,000
       Non-cash interest on long-term debt.................                379,000                   --                  --
       Write-off of investment in affiliate................                     --              895,000           1,105,000
       Reserve for patents.................................                412,000                   --                  --
       Changes in operating assets and liabilities:
          Accounts receivable .............................             (2,679,000)          (1,349,000)            346,000
          Prepaid expenses and other assets................               (235,000)            (528,000)           (372,000)
          Accounts payable and accrued payroll.............                596,000           (1,188,000)          2,244,000
                                                                  ------------------   ------------------  ------------------
    Net cash used in operating activities..................            (18,394,000)         (21,702,000)        (23,809,000)

Investing activities:

    Purchases of marketable securities.....................            (17,014,000)        (230,660,000)        (44,696,000)
    Sales of marketable securities.........................             13,393,000          258,456,000          37,500,000
    Investments in affiliates..............................                     --           (3,000,000)                 --
    Loan to affiliate......................................               (250,000)          (1,808,000)                 --
    Purchases of property, plant and equipment.............               (551,000)          (2,731,000)         (3,942,000)
    Sublease security deposits.............................                127,000                   --                  --
    Purchases of patents...................................                (59,000)            (468,000)            (17,000)
                                                                  ------------------   ------------------  ------------------
    Net cash (used in) provided by investing activities....             (4,354,000)          19,789,000         (11,155,000)

Financing activities:

    Proceeds from issuance of Common Stock, less
       issuance costs......................................             18,771,000            2,509,000          69,253,000
    Proceeds from long-term debt...........................             15,000,000                   --                  --
    Purchases of  Common Stock.............................                     --          (17,911,000)        (10,041,000)
    Repayments (advances) of notes to officers.............              1,065,000           (1,525,000)                 --
    Payments of capital lease obligations..................                     --              (21,000)            (38,000)
    Payments of long-term obligations......................                     --                   --             (42,000)
    Purchases of Common Stock under the Amended
       Securities Agreement................................                     --          (16,875,000)                 --
    Payments for price protection obligations under the
       Amended Securities Agreement........................             (4,204,000)          (8,646,000)                 --
                                                                  ------------------   ------------------  ------------------
    Net cash provided by (used in) financing activities....             30,632,000          (42,469,000)          59,132,000

    Net increase (decrease) in cash and cash equivalents...              7,884,000          (44,382,000)          24,168,000

    Cash and cash equivalents at beginning of period.......             11,284,000           55,666,000           31,498,000
                                                                  ------------------   ------------------  ------------------
    Cash and cash equivalents at end of period.............       $     19,168,000     $     11,284,000     $     55,666,000
                                                                  ==================   ==================  ==================
Supplemental disclosures:

    State taxes paid.......................................       $        100,000     $        113,000     $        104,000
                                                                  ==================   ==================  ==================
    Interest paid..........................................       $             --     $          1,000     $          7,000
                                                                  ==================   ==================  ==================
See accompanying notes.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Accounting Policies

Description of Business and Basis of Presentation

     Miravant Medical Technologies, or the Company, is engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), the Company's proprietary technologies for photodynamic therapy. Effective September 15, 1997, the Company changed its name from PDT, Inc. to Miravant Medical Technologies. The Company is located in Santa Barbara, California.

     As of December 31, 1999, the Company had an accumulated deficit of $131.2 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years. The Company is continuing its efforts in research and development and the preclinical studies and clinical trials of its products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. While management of the Company believes that it has sufficient resources to fund the required expenditures for the next eighteen months and that additional funding will be available when required, there is no assurance that this will be the case.

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

Marketable Securities

     Marketable securities consist of short-term, interest-bearing corporate bonds, U.S. Government obligations and municipal obligations. As of December 31, 1999, marketable securities of $3.6 million consisted of short-term, interest-bearing municipal bonds. As of December 31, 1998, the Company held no marketable securities. The Company has established investing guidelines relative to concentration, maturities and credit ratings that maintain safety and liquidity.

     In accordance with Statement of Financial Accounting Standards or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 1999 and 1998, all marketable securities and certain investments in affiliates were classified as "available-for-sale." Available-for-sale securities and investments are carried at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned.

Investments in Affiliates

     Investments in affiliates owned more than 20% but not in excess of 50%, where the Company is not deemed to be able to exercise controlling influence, are recorded under the equity method. Investments in affiliates, owned less than 20%, where the Company is not deemed to be able to exercise controlling influence, are recorded under the cost method. Under the equity method, investments are carried at acquisition cost and adjusted for the proportionate share of the affiliates' earnings or losses. Under the cost method, investments are recorded at acquisition cost and adjusted to fair value based on the investment classification.

     In December 1996, the Company purchased a 33% equity interest in Ramus Medical Technologies or Ramus for $2.0 million. The investment was accounted for under the equity method. As the Company is the main source of financing for Ramus, the Company has conservatively recorded 100% of Ramus' loss to the extent of the investment made by the Company, resulting in losses from affiliates of $1.1 million and $895,000 for the years ended December 31, 1997 and 1998, respectively and zero for the year ended December 31, 1999. The investment in Ramus has been fully reserved for as of December 31, 1999.

     In June 1998, the Company purchased a $5.0 million, 9% equity interest in Xillix Technologies Corp. or Xillix. The Company received 2,691,904 shares of Xillix common stock, in exchange for $3.0 million in cash and the remainder in Miravant Common Stock at the market value on the date of the agreement, which represented 58,909 shares of Common Stock at $25.06 per share, or $1.5 million. The investment has been accounted for under the cost method and classified as available-for-sale. At December 31, 1999, in accordance with the accounting for available-for-sale securities, the investment was adjusted to the current market value of Xillix common stock, with the resulting unrealized loss recorded as a separate component of shareholders' equity.

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

     Furniture and fixtures            5 years
     Equipment                         3 - 5 years
     Leasehold improvements            5 years or the remaining life of the
                                       lease term, whichever is shorter

Patents and Other Assets

     Costs of acquiring patents are capitalized and amortized on the straight-line basis over the estimated useful life of the patents, seventeen years. Accumulated amortization was $231,000 and $175,000 at December 31, 1999 and 1998, respectively. The costs of servicing the Company's patents are expensed as incurred. Also included in this caption are deposits and other miscellaneous non-current assets.

Long-Lived Assets

     The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such significant impairment losses have been identified by the Company. An impairment loss would be recognized when the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion or APB Opinion No. 25 and related interpretations in accounting for its stock option plans.

     The Company also has granted and continues to grant warrants and options to various consultants of the Company. These warrants and options are generally in lieu of cash compensation and, as such, deferred compensation is recorded related to these grants. Deferred compensation for warrants and options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force or EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred compensation is amortized over the consulting or vesting period.

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

Advertising

     Costs incurred for producing and communicating advertising are generally expensed when incurred. In September 1997, the Company commenced a name change awareness and product-branding program pursuant to which advertising costs were incurred. Advertising expense was not material for the years ended December 31, 1999 and 1998 and was $5.5 million for the year ended December 31, 1997. The amounts incurred in 1997 were primarily associated with the name change awareness and product-branding program.

Segment Reporting

     Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131
established standards for the way that public business enterprises report information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the reported results of operations or financial position of the Company. In addition, the adoption of the new statements did not affect disclosures of segment information as the Company is engaged principally in one aggregated line of business, the research and development of drugs and medical device products for the use in the Company's proprietary technologies for photodynamic therapy.

Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or shareholders' equity. Under SFAS No. 130, the Company has elected to report other comprehensive income, which includes unrealized gains or losses on available-for-sale securities, in the consolidated statements of shareholders' equity.

Net Loss Per Share

     The Company calculates earnings per shares in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Common stock equivalent shares from all stock options and warrants for all years presented have been excluded from this computation as their effect is anti-dilutive.

     Basic loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period in accordance with SFAS No. 128. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per share as presented on the consolidated statements of operations are the same.

2.        Credit Arrangements

Pharmacia & Upjohn

     In February 1999, the Company and Pharmacia & Upjohn entered into a Credit Agreement which will extend to the Company up to $22.5 million in credit, which is subject to certain limitations and restrictions, to be used to support the Company's ophthalmology, oncology and other development programs, as well as for general corporate purposes. The Company issues promissory notes for each quarterly loan received and for the quarterly interest amounts due on the amounts borrowed until December 2000 when the issuance of such promissory notes for the quarterly interest due will be subject to certain restrictions. The promissory notes mature in June 2004 and, at the Company's option, can be repaid in the form of Miravant Common Stock, subject to certain limitations and restrictions as defined by the Credit Agreement. The promissory notes accrue interest at the prime rate, which was 8.50% at December 31, 1999. In connection with this credit, Pharmacia & Upjohn will receive a total of up to 360,000 warrants to purchase shares of Miravant Common Stock. The exercise price of each warrant will be equal to 140% of the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding the borrowing request for the related loan. Under the Credit Agreement, the Company will be required to meet certain affirmative, negative and financial covenants until the loan is fully repaid. During 1999, in accordance with the Credit Agreement, the Company received the first four quarterly loans for a total of $15.0 million, of the available $22.5 million, and issued 240,000 warrants to purchase Miravant Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares and $14.83 per warrant share for the remaining 120,000 shares. Accordingly, the Company issued promissory notes to Pharmacia & Upjohn for the total loan amounts received of $15.0 million and issued additional promissory notes for a total of $379,000 for the related interest due on each of the quarterly due dates. The Company expects to utilize the remaining $7.5 million available under the Credit Agreement during 2000. The warrants granted have been valued using a Black-Scholes Model and this deferred interest amount of $926,400 is being amortized to interest expense over the life of the warrants.

Ramus

     In April 1998, the Company entered into a revolving credit agreement with its affiliate, Ramus. Under this agreement, Ramus has borrowed $1.8 million and $2.0 million as of December 31, 1998 and 1999, respectively. The unpaid principal amount of the loans, which was used to fund Ramus' clinical trials and operating costs, accrues interest at a variable rate (8.50% as of December 31, 1999) based on the Company's bank rate. The loan matures in March 2000 and has been subsequently extended to a period in the future, for which the terms of the extension are currently being negotiated. The Company has established a reserve for the entire outstanding balance of the loan receivable at December 31, 1999 and 1998, which is included in loss in affiliate in the consolidated statements of operations.

3.        Shareholders' Equity

Collaboration with Pharmacia & Upjohn

     In January 1999, the Company and Pharmacia & Upjohn, Inc., and certain other wholly owned subsidiaries, which collectively and individually are referred to as Pharmacia & Upjohn in this report, entered into an Equity Investment Agreement pursuant to which Pharmacia & Upjohn purchased from the Company 1,136,533 shares of the Company's Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. This price includes a premium of approximately 20% over the ten-day average per share closing price of the Common Stock through January 14, 1999. Additionally, in connection with the Equity Investment Agreement and the Credit Agreement, in February 1999 the Company and Pharmacia & Upjohn amended the 1998 Amendments of the License Agreements to eliminate the remaining future cost reimbursements for oncology and urology and any future milestone payments in age-related macular degeneration or AMD.

Private Placements

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

     Effective June 30, 1998, the Company entered into an Amended Securities Purchase Agreement or Amendment Agreement with the purchasers of 900,000 shares under the Securities Purchase Agreement. Included among the provisions of the Amendment Agreement is a change in the price protection provisions. Under the Amendment Agreement, the Company's obligation under the price protection provision was now spread out over an eight month period beginning August 1, 1998 and ending March 1, 1999, and was determined by the difference between the original purchase price and the thirty (30) day average closing bid price of the Common Stock on the first day of each month beginning August 1st and ending March 1st (each a "measurement date"). Additionally, the Amendment Agreement included repurchase provisions which provided that the Company also had the option to repurchase all or a part of the purchasers' shares at the original closing price of $50.00 per share and thus eliminate all of the purchasers' rights under the price protection provisions of the Amendment Agreement and the Securities Purchase Agreement.

     Under the Amendment Agreement, the exercise price of the original warrants issued to certain of the purchasers under the Securities Purchase Agreement was reduced to $35.00 and, under certain limited circumstances, the Company has the right to redeem the warrants. Furthermore, the Lock-Up Agreement was amended to provide that, if the Company does not repurchase the Common Stock, 1/8th of the shares and original warrant shares were released from the lock-up on each measurement date. In addition, if the Company did not repurchase all of the purchasers' original 900,000 shares within sixty (60) days of the closing of the Amendment Agreement, the Company agreed to issue an additional 450,000 warrants to the purchasers at an exercise price of $35.00 per share within five business days of March 1, 1999 or the early termination of the Lock-Up Agreement. The Company issued the 450,000 warrants in March 1999 and all lock-up agreements have expired.

     In accordance with the Amendment Agreement, the Company repurchased 337,500 shares subject to the repurchase provisions of the Amendment Agreement at a cost of $16.9 million. This repurchase eliminated the Company's obligation to issue additional shares or pay cash under the amended price protection provisions for the August 1, September 1 and October 1, 1998 measurement dates. For the November 1 and December 1, 1998 measurement dates, the Company fulfilled its price protection obligation by electing to pay the purchasers cash, which amounted to $4.6 million and $4.0 million, respectively. In addition, the Company fulfilled its price protection obligations for the January 1, February 1, and March 1, 1999 measurement dates by electing to pay the purchasers cash and Common Stock, with the cash portion amounting to $1.2 million, $1.3 million and $1.7 million, respectively and the Common Stock portion amounting to 199,746 shares, 207,072 shares and 282,178 shares, respectively. The Company has now satisfied all of its price protection obligations under the Amendment Agreement and, as such, the Company has no further price protection obligations under this agreement to any of these parties. Additionally, for the purchasers of 500,000 shares under the October 1997 private placements, the Company amended their warrant agreements by changing the warrant exercise price to $20.00 per share, reducing the number of warrant shares issued from 500,000 warrants to 450,000 warrants and adding a call provision to the warrant agreement allowing the Company to require the exercise of the warrants according to the terms of the amended warrant agreements. All of the warrants issued related to these private equity placements are exercisable and expire in December 2001. As of December 31, 1999, no warrants have been exercised.

Common Stock Repurchase Plan

     In December 1997, the Board of Directors authorized a Common Stock repurchase program allowing for the repurchase of up to 750,000 shares of Common Stock. This 750,000 share repurchase authorization was in addition to and superseded the repurchase program authorized in July 1996, which allowed for the repurchase of up to 600,000 shares of Common Stock. The Company had no stock repurchases in 1999. In 1998, the Company repurchased stock under the Board authorized repurchase program, which amounted to 725,000 shares at a cost of $17.9 million. In 1997 the Company repurchased 301,000 shares at a cost of $10.0 million. All shares repurchased were retired. The 750,000 repurchase plan has been fully utilized and no further repurchase programs have been authorized.

Notes Receivable from Officers

     In December 1997, the Compensation Committee of the Board of Directors recommended, and subsequently approved, non-recourse equity loans in varying amounts for the Company's Chief Executive Officer, President and Chief Financial Officer. The notes, which accrue interest at a fixed rate of 5.8% and are payable in five years, were awarded specifically for the purpose of exercising options to acquire the Company's Common Stock and for paying the related option exercise price and payroll taxes. The notes are collateralized by the underlying shares acquired upon exercise. In January 1999, the Company adjusted the loan balances to reflect a change in the amount of payroll taxes due. Payroll taxes of $961,000 originally withheld in 1998 were refunded to the Company by the applicable taxing agencies during 1999. As of December 31, 1999 the executive loan balances have been reduced accordingly and are classified as a reduction of shareholders' equity.

Stock Option Plans

     The Company has five stock-based compensation plans which are described below - the 1989 Plan, the 1992 Plan, the 1994 Plan or, as a group, the Prior Plans, the Miravant Medical Technologies 1996 Stock Compensation Plan or the 1996 Plan and the Non-Employee Directors Stock Option Plan or the Directors' Plan. As disclosed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans.

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

     The 1996 Plan provides for awards which include incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance shares, stock payments and dividend equivalent rights. Included in the 1996 Plan is an employee stock purchase program which has not yet been implemented. Also included in the 1996 Plan is a Non-Employee Directors' Stock Option award program which provides for an automatic fully vested annual grant on the first day of the fourth quarter of each year to each non-employee director of a non-qualified stock option for the purchase of 7,500 shares of Common Stock at fair market value and occasional discretionary grants. Officers, key employees, directors and independent contractors or agents of the Company may be eligible to participate in the 1996 Plan, except that incentive stock options may only be granted to employees of the Company. The 1996 Plan supersedes and replaces the Prior Plans and the Directors' Plan, except to the extent of options outstanding under those plans. The purchase price for awards granted from the 1996 Plan may not be less than the fair market value at the date of grant. The maximum amount of shares that could be awarded under the 1996 Plan over its term is 4,000,000 shares. Awards granted under the 1996 Plan expire on the date determined by the Plan Administrators as evidenced by the award agreement, but shall not expire later than ten years from the date the award is granted except for grants of restricted shares which expire at the end of a specified period if the specified service or performance conditions have not been met.

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

The following table summarizes all stock option activity:


                                                                 Weighted
                                                                 Average
                                           Exercise price        Exercise         Stock
                                             per share            Price          Options
---------------------------------------------------------------------------------------------
Outstanding at January 1, 1997..........  $ 0.33  -  52.25       $ 12.76         2,258,430
   Granted..............................   28.00  -  55.50         35.05           446,000
   Exercised............................    0.33  -  29.00          5.06          (262,002)
   Canceled.............................    6.00  -  46.75         25.52          (200,645)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1997........    0.33  -  55.50         16.80         2,241,783
   Granted..............................    8.50  -  39.00         21.21         1,117,250
   Exercised............................    0.33  -  28.00          2.43          (483,423)
   Canceled.............................    4.00  -  55.50         32.82          (376,754)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1998........    0.67  -  55.50         19.14         2,498,856
   Granted..............................    7.00  -  13.31         10.98           855,875
   Exercised............................    4.00  -   8.00          5.49           (29,528)
   Canceled.............................    6.00  -  40.00         20.90          (171,146)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1999........  $ 0.67  -  55.50       $ 16.91         3,154,057
---------------------------------------------------------------------------------------------

Options Outstanding by Price Range at

   December 31, 1999....................  $ 0.67  -   9.31       $ 5.73          1,171,907
                                          $ 10.13  - 15.00       $13.24            909,250
                                          $ 15.13  - 34.75       $31.37            995,400
                                          $ 39.00  - 55.50       $43.44             77,500
Exercisable at:
December 31, 1997.......................  $ 0.33  -  55.50        $11.55         1,629,942
December 31, 1998.......................  $ 0.67  -  55.50        $15.45         1,227,651
December 31, 1999.......................  $ 0.67  -  55.50        $17.01         1,499,069



     In accordance with APB Opinion No. 25 and in connection with accounting for the Company's stock-based compensation plans, the Company recorded total stock compensation expense of $15,200, $31,000 and $56,000 for the years ended
December 31, 1999, 1998 and 1997, respectively, with respect to the variable stock options and options granted at less than fair value. Additionally, in January 1998, the Company issued loans to the Chief Executive Officer, President and Chief Financial Officer for the purpose of exercising stock options. In accordance with the accounting guidance for these types of loans, the Company recorded deferred compensation of $2.7 million related to these loans. For the years ended December 31, 1999 and 1998 the Company recorded $540,000 and $540,000 of compensation expense related to these loans.

     If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:


                                                         1999                   1998                      1997
     ----------------------------------------- --- ----------------- -- --------------------- ---- --------------------
     Net loss
        As reported......................            $ (22,256,000)           $ (28,064,000)            $ (30,209,000)
        Pro forma........................            $ (28,511,000)           $ (34,371,000)            $ (34,332,000)

     Loss per share - basic and diluted
        As reported......................            $       (1.25)           $       (1.94)            $       (2.36)
        Pro forma........................            $       (1.61)           $       (2.38)            $       (2.68)
     ----------------------------------------- --- ----------------- -- --------------------- ---- --------------------

     The fair value of each option grant was estimated using the Black-Scholes option pricing model using the Multiple Option approach whereby a separate fair value is computed for each vesting increment of an option. The following assumptions were used:

                                                         1999                   1998                      1997
     ----------------------------------------- --- ----------------- --- -------------------- ---- --------------------
     Expected dividend yield.............                 0%                     0%                        0%
     Expected stock price volatility.....                50%                     50%                       50%
     Risk-free interest rate.............           6.17% - 6.77%           4.62% - 4.83%             5.71% - 5.81%
     Expected life of options............            2 - 4 years             2 - 4 years               2 - 4 years
     ----------------------------------------- --- ----------------- --- -------------------- ---- --------------------


     The above assumptions are highly subjective, in particular the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

     The weighted average remaining contractual life of options outstanding at December 31, 1999, 1998 and 1997 was 7.1 years, 7.2 years and 6.6 years, respectively.

Warrants

     In connection with a private placement offering which commenced in 1993 and continued through 1994, the Company issued one detachable Common Stock warrant for every two shares of Common Stock purchased. Each half warrant was allocated $0.67 of the overall $8.00 per share purchase price. In 1994 and 1993, the Company issued detachable stock warrants in connection with the private placement offering of 287,294 shares and 242,247 shares, respectively. Each detachable stock warrant provides for the purchase of one share of Common Stock at $8.00 per share with the warrants expiring on December 31, 2000. Warrants to purchase 1,563 shares, 136,688 shares and 136,783 shares of Common Stock were exercised during 1999, 1998 and 1997, respectively.

     During 1994 and 1993, the Company issued warrants to private placement selling agents and a corporate partner to purchase 7,216 shares and 148,449 shares of Common Stock, respectively. Each warrant provides for the purchase of one share of Common Stock at $8.00 per share with the warrants expiring December 31, 2000. Warrants to purchase 312 shares and 125,000 shares of Common Stock were exercised during 1998 and 1997, respectively, and no warrants were exercised in 1999.

     In January 1995, the Company, in connection with a loan received from a principal of its designated selling agent, issued warrants to purchase 15,000 shares of the Company's Common Stock at $10.67 per share. The warrants expire December 31, 2000. As of December 31, 1999, no warrants have been exercised.

     In April 1995, the Company, in connection with consulting agreements, issued warrants to purchase 750,000 shares of Common Stock at $10.67 per share to various consultants. In November 1995, in connection with consulting agreements, the Company issued warrants to purchase 55,000 shares of Common Stock at $34.75 per share to different consultants. During 1997 and 1998, in connection with consulting agreements, the Company issued warrants to purchase 128,000 shares and 240,000 shares, respectively, of Common Stock to various consultants. These warrants were priced at the fair market value on the date of grant and the prices ranged from $7.00 to $32.13 per share. All of these warrants vest equally over the term of the agreements, generally between one and four years. In September 1998 and June 1999, the Company issued warrants to purchase 150,000 shares and 87,500 shares, respectively, of Common Stock at $7.00 per share to a consultant of the Company. These shares are exercisable as of the date of grant and expire September 1, 2003. The consulting agreements can be terminated by the Company at any time with only those warrants vested as of the date of termination exercisable. The warrants expire five years after the date of issuance. As of December 31, 1999, no warrants have been exercised. The Company recorded deferred compensation associated with the value of these warrants  of  $276,000,  $717,000  and  $1.9  million  in  1999,  1998  and 1997 respectively. The Company recorded compensation expense of $843,000, $1.8 million and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     In September and October 1997, the Company, in connection with three private equity placements, issued warrants to purchase 1,416,000 shares of Common Stock with 50% of the warrants exercisable at $55.00 per share and 50% exercisable at $60.00 per share. In addition, in connection with these private equity placements, the Company also issued warrants to purchase 250,000 shares of Common Stock to various selling agents. In accordance with the Amendment Agreement, for the purchasers of 900,000 shares, the warrant price was amended to be $35.00 per share and an additional 450,000 warrants at $35.00 per shares were issued in accordance with the Amendment Agreement. Additionally, for the purchasers of 500,000 shares under the October 1997 private placements, the Company amended their warrant agreements by changing the warrant exercise price to $20.00 per share, reducing the number of warrant shares issued from 500,000 warrants to 450,000 warrants and adding a call provision to the warrant agreement allowing the Company to require the exercise of the warrants according to the terms of the amended warrant agreements. All the warrants issued related to the private equity placements are exercisable and expire in December 2001. As of December 31, 1999, no warrants have been exercised.

     As of December 31, 1999, the Company has reserved a total of 3,855,678 shares of its Common Stock, which may be issued upon the exercise of the outstanding warrants, as described above and elsewhere in the notes to the financial statements.

4.      Convertible Notes Payable

     In December 1994, the holders of $2.4 million in principal amount of convertible notes exchanged their notes for shares of Common Stock at $8.00 per share for 294,624 shares of Common Stock. The conversion also provided the noteholders with one warrant for every two shares of Common Stock converted for total warrants covering 147,312 shares of Common Stock. The warrants provide for the purchase of one share of Common Stock at $8.00 per share and expire December 31, 2000. During 1995, noteholders converted an additional $550,000 in principal amount of convertible notes for 68,748 shares of Common Stock at $8.00 per share. During 1996, holders of the remaining $93,000 in principal amount of convertible notes exchanged their notes for 11,562 shares of Common Stock at $8.00 per share. For the years ended December 31, 1999, 1998 and 1997 warrants to purchase 4,687 shares, 17,186 shares and 23,435 shares, respectively, of Common Stock were exercised.

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

     On December 9, 1996, the Board of Directors approved the Miravant Medical Technologies 401(k) - Employee Stock Ownership Plan or the ESOP which provides substantially all employees with the opportunity for long-term benefits. The ESOP was implemented by management on July 1, 1998 and operates on a calendar year basis. In conjunction with the ESOP, the Company registered with the Securities and Exchange Commission 300,000 shares of the Company's Common Stock for purchase by the ESOP. The ESOP provides for eligible employees to allocate pre-tax deductions from payroll which are used to purchase the Company's Common Stock at fair market market value on a bi-weekly basis. The ESOP also provides for a discretionary contribution made by the Company based on the amounts contributed by the participants. The amount to be contributed by the Company is determined by the Board of Directors prior to the start of each plan year. Company contributions, which the Board of Directors determined to be 50% for the 1999 and 1998 plan years, are made on a quarterly basis and vest equally over a five year period. Total Company matching contributions for 1999, 1998 and 1997 were not significant.

6.      Provision for Income Taxes

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards, credits and temporary differences between the financial statements and tax basis of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                             1999                         1998
                                                 -----------------------------------------------------------
                                                    Current     Non-current       Current      Non-current
                                                 -----------------------------------------------------------
      Deferred tax assets:
        Other accruals and reserves...........     $  126,000    $        --      $   118,000  $        --
        Capitalized research and development..             --        778,000               --    3,315,000
        Net operating losses and tax credits..             --     52,504,000               --   47,529,000
                                                 -----------------------------------------------------------
      Total deferred tax assets...............        126,000     53,282,000          118,000   50,844,000
      Deferred tax liabilities:
        Amortization and depreciation expense.             --        397,000               --      234,000
        Federal benefit for state income taxes         26,000      5,232,000            8,000    2,261,000
                                                 -----------------------------------------------------------
      Total deferred tax liabilities..........         26,000      5,629,000            8,000    2,495,000
                                                 -----------------------------------------------------------
      Net deferred tax assets.................        100,000     47,653,000          110,000   48,349,000
      Less valuation reserve..................        100,000     47,653,000          110,000   48,349,000
                                                 -----------------------------------------------------------
                                                 $         --    $        --      $        --  $        --
                                                 -----------------------------------------------------------


     The Company has net operating loss carryforwards for federal tax purposes of $139.3 million which expire in the years 2002 to 2020. Research and alternative minimum tax credit carryforwards aggregating $6.7 million are available for federal and state tax purposes and expire in the years 2002 to 2014. The Company also has a state net operating loss carryforward of $24.1 million which expires in the years 2000 to 2004. Under Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating losses may be limited based on changes in the percentage of ownership in the Company.

7.        Commitments and Contingencies

     The Company has entered into agreements with various parties to perform research and development and conduct clinical trials on behalf of the Company. For the research and development agreements, the Company has the right to use and license, patent and commercialize any products resulting from these agreements. The Company does not have any financial commitments with respect to these agreements and records these expenses as the services and costs are incurred. The Company has also entered into licensing and OEM agreements to develop, manufacture and market drugs and devices for photodynamic therapy and other related uses. The agreements provide for the Company to receive or pay royalties at various rates. The Company has recorded royalty income received from device sales of $143,000, $191,000 and $234,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     In 1994, the Company entered into a development and commercial supply agreement with Pharmacia & Upjohn to receive formulation and packaging services for one of the Company's drugs at specified prices. For the years ended December 31, 1999, 1998 and 1997, the Company paid $1.3 million, $2.6 million and $3.3 million, respectively, and recorded as expense $881,000, $2.9 million and $2.9 million, respectively, primarily for the cost of drug formulation development. In 1998, the rights and obligations under this agreement were transferred to Fresenius Kabi LLC with operating terms remaining the same.

     Under the prior and current License Agreements, Pharmacia and Upjohn has provided the Company with funding and development for the right to sell and market the funded products once approved. The Company will receive royalty income based on the future drug product sales. For the years ended December 31, 1999, 1998 and 1997, the Company recorded license revenues of $14.0 million, $9.3 million and $1.9 million, respectively, related to the billing for the reimbursement of preclinical and clinical costs and no royalties from drug product sales.

     Certain of the Company's research has been or is being funded in part by Small Business Innovation Research or National Institutes of Health grants. As a result of such funding, the United States Government has or will have certain rights in the technology developed which includes a non-exclusive, worldwide license under such inventions of any governmental purpose and the right to require the Company to grant an exclusive license under any of such intentions to a third party based on certain criteria. For the years ended December 31, 1999, 1998 and 1997, the Company has recorded income from grants of $438,000, $674,000 and $146,000, respectively.

     In February 1998, the Company agreed to guaranty a term loan in the amount of $7.6 million from a bank to a director of the Company at the time. In June 1998, the director did not stand for re-election on the Board of Directors. The loan was due and payable on July 31, 1999, and was subsequently extended to October 31, 2000. In conjunction with the extension, the Company increased its security interest to include substantially all of the personal assets of the former director. Additionally, with the extension of the guaranty of this loan, the former director paid to the Company a transaction fee of $152,000. In connection with the extension agreement, as of March 9, 2000, the former director has reduced the outstanding balance of the loan, and the Company's guaranty, to $3.3 million. Under the loan agreement and the guaranty, the individual and Miravant are subject to the maintenance of specified financial and other covenants.

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

8.        Leases

     The Company leases four buildings for a total monthly rental expense of $116,000. Three of the leases were renewed in 1999 and all four expire between August 2002 and December 2003. The leases provide for annual rental increases based upon a consumer price index. In July 1997, the Company began to sublease a portion of one of its buildings to Ramus, an affiliate. The sublease agreement was for two years with rent based upon the percentage of square footage occupied and was extended during 1999 to March 2000. Sublease rental income from Ramus is approximately $4,100 per month. Additionally, in December 1999, the Company sublet one of its buildings to two separate parties. Both of the sublease agreements expire in 2003 and provide for annual rent increases based of the consumer price index. Sublease rental income from these parties is $33,000 per month. Sublease rental income is netted against the Company's rent expense.

     Beginning in 1993, the Company entered into capital lease agreements for various research equipment. The leases were from one to five years and required equal monthly payments of principal and interest, with interest ranging from 10% to 14%. Amortization expense related to this capitalized leased equipment is included as depreciation expense. Accumulated amortization was $176,000 and $158,000 at December 31, 1999 and 1998, respectively. As of December 31, 1999, the Company had no remaining capital lease obligations.

     Future minimum operating lease payments, net of sublease rental income, as of December 31, 1999 are as follows:

                                                      Lease Amount             Minimum
                                                         Payable          Sublease Revenues           Net

                                                    ------------------   --------------------  ------------------
        2000..........................................   $ 1,387,000             $  333,000         $ 1,054,000
        2001..........................................     1,387,000                395,000             992,000
        2002..........................................     1,160,000                395,000             765,000
        2003..........................................       652,000                329,000             323,000
                                                    ------------------   --------------------  ------------------
        Total minimum lease payments..................   $ 4,586,000            $ 1,452,000         $ 3,134,000
                                                    ------------------   --------------------  ------------------

     Rent expense was $1.3 million, $1.1 million and $866,000 for the years ended December 31, 1999, 1998 and 1997, respectively, net of sublease income of $47,000, $45,000 and $20,000, respectively.

9.       Related Party Transactions

     An outside director of the Company is an officer of a consulting firm, which provides corporate financial consulting services in the areas of mergers and acquisitions, public and private financings, strategic planning and financial analysis. Both the consulting firm and the outside director have been advisors to the Company since 1991 and have been involved in the Company's private and public financings from 1991 to the present. The consulting firm was paid $222,000 in connection with the Company's private equity placements in 1997. In connection with ongoing services provided by the consulting firm, the Company recorded as expense $2,000, $373,000 and $178,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     In July 1996, a partner in a law firm used by the Company for outside legal counsel was elected by the Board of Directors to serve as Secretary of the Company. The Company paid $57,000 in connection with legal services for the Company's private equity placements in 1997 and $86,000 related to the Pharmacia & Upjohn Equity Investment in 1999. In connection with general legal services provided by the law firm, the Company recorded as expense $46,000, $246,000 and $155,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

10.      Fair Value of Financial Instruments

     The following is information concerning the fair value of each class of financial instrument as of December 31, 1999 and 1998:

Cash, cash equivalents, accounts receivable and marketable securities

     The carrying amounts of cash, cash equivalents, accounts receivable and marketable equity securities approximate their fair values. Fair values of cash equivalents and marketable securities are based on quoted market prices.

Long-Term Obligations

     The carrying amount of long-term obligations approximate their fair values due to variable interest rates on these obligations.



                                INDEX TO EXHIBITS


                                                                                                            Incorporating
Exhibit                                                                                                     Reference
Number                                                 Description                                          (if applicable)
------                                                 -----------                                          ---------------
3.1             Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant
                filed with the Delaware Secretary of State on September 12, 1998.                           [D][3.1]
3.2             Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant     [C][3.11]
                filed with the Delaware Secretary of State on July 24, 1995.
3.3             Restated Certificate of Incorporation of the Registrant filed with the Delaware Secretary   [B][3.1]
                of State on December 14, 1994.
3.4             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.2]
                the Delaware Secretary of State on March 17, 1994.
3.5             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.3]
                the Delaware Secretary of State on October 7, 1992.
3.6             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.4]
                the Delaware Secretary of State on November 21, 1991.
3.7             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.5]
                the Delaware Secretary of State on September 27, 1991.
3.8             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.6]
                the Delaware Secretary of State on December 20, 1989.
3.9             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.7]
                the Delaware Secretary of State on August 11, 1989.
3.10            Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.8]
                the Delaware Secretary of State on July 13, 1989.
3.11            Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State   [A][3.9]
                on June 16, 1989.
3.12            Amended and Restated Bylaws of the Registrant.                                              [D][3.12]
4.1             Specimen Certificate of Common Stock.                                                       [B][4.1]
4.2             Form of Convertible Promissory Note.                                                        [A][4.3]
4.3             Form of Indenture.                                                                          [A][4.4]
4.4             Special Registration Rights Undertaking.                                                    [A][4.5]
4.5             Undertaking Agreement dated August 31, 1994.                                                [A][4.6]
4.6             Letter Agreement dated March 10, 1994.                                                      [A][4.7]
4.7             Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                [A][4.8]
4.8             Form of $55 Common Stock Purchase Warrant.                                                  [E][4.1]
4.9             Form of $60 Common Stock Purchase Warrant.                                                  [E][4.2]
4.10            Form of $35 Amended and Restated Common Stock Purchase Warrant.                             [F][4.1]
4.11            Form of Additional $35 Common Stock Purchase Warrant.                                       [F][4.2]
4.12            Warrant to Purchase 10,000 Shares of Common Stock between the Registrant and Charles S.     [G][4.12]
                Love.*
4.13            Form of $20 Private Placement Warrant Agreement Amendment No. 1
10.1            Amendment No. 7 dated as of January 1, 1999 to Employment Agreement between the             [H][10.1]
                Registrant and Gary S. Kledzik.**
10.2            Amendment No. 12 dated as of January 1, 1999 to Employment Agreement between the            [H][10.2]
                Registrant and David E. Mai.**
10.3            Amendment No. 4 dated as of January 1, 1999 to Employment Agreement between the             [H][10.3]
                Registrant and John M. Philpott.**
10.4            Equity Investment Agreement dated January 15, 1999 between the Registrant and Pharmacia &   [I][10.1]
                Upjohn, Inc., and Pharmacia & Upjohn, S.p.A.
10.5            Credit Agreement between the Registrant and the Lender.                                     [I][10.2]
10.6            Warrant Agreement between the Registrant and Pharmacia & Upjohn, Inc.                       [I][10.3]
10.7            Security Agreement between the Registrant and the Secured Party.                            [I][10.4]
10.8            Registration Rights Agreement between the Registrant and Pharmacia & Upjohn, Inc.           [I][10.5]
10.9            Amended and Restated Ophthalmology Development & License Agreement between the Registrant   [I][10.6]
                and Pharmacia & Upjohn AB.
10.10           Cardiovascular Right of First Negotiation between the Registrant and Pharmacia & Upjohn,    [I][10.7]
                Inc.
10.11           Guaranty Letter Agreement dated August 4, 1999 between the Registrant, Michael D. Farney and Sanwa Bank.*
10.12           Third Amendment to Term Loan Agreement dated October 31, 1999 between the Registrant,
                Michael D. Farney and Sanwa Bank.
10.13           Stock Pledge Agreement dated October 27, 1999 between the Registrant, Michael D. Farney and Sanwa Bank.*
10.14           Account Control Agreement dated October 27, 1999 between the Registrant, Michael D.
                Farney and Salomon Smith Barney Inc.*
21.1            Subsidiaries of the Registrant.
23.1            Consent of Independent Auditors.
27.1            Financial Data Schedule.

-------------------------------------------

[A] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[B] Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[C] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1995, as amended on Form 10-Q/A dated December 6, 1995 (File No. 0-25544).
[D] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended September 30, 1998 (File No. 0-25544).
[E] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-3 (File No. 333-39905).
[F] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated June 30, 1998 (File No. 0-25544).
[G] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended March 31, 1998 (File No. 0-25544).
[H] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-25544).
[I] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated January 15, 1999 (File No. 0-25544).
**   Management contract or compensatory plan or arrangement.
* Confidential portions of this exhibit have been deleted and filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.