Form 10-Q
period 2000-03-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2000-05-15
CIK 933745

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at May 10, 2000
         -----                               ---------------------------
Common Stock, $.01 par value                          18,287,639

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                                        Page

Item 1.           Consolidated Financial Statements

                  Consolidated balance sheets as of March 31, 2000 and
                             December 31, 1999...................................................         3
                  Consolidated statements of operations for the three months ended
                             March 31, 2000 and 1999.............................................         4
                  Consolidated statements of cash flows for the three months ended
                             March 31, 2000 and 1999.............................................         5
                  Notes to consolidated financial statements.....................................         6

Item 2.           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations.................................         8

Item 3.           Qualitative and Quantitative Disclosures About Market Risk.....................         13

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...............................................         14

                  Signatures ....................................................................         14


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES



                                              CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,            December 31,
                                                                                        2000                  1999
                                                                                 ------------------   -------------------
                                    Assets                                           (Unaudited)
Current assets:
   Cash and cash equivalents...............................................      $     14,401,000     $      19,168,000
   Investments in short-term marketable securities.........................             8,721,000             3,621,000
   Accounts receivable.....................................................             1,441,000             5,717,000
   Prepaid expenses and other current assets...............................             1,501,000             1,147,000
                                                                                 ------------------   -------------------
Total current assets.......................................................            26,064,000            29,653,000

Property, plant and equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,639,000             1,639,000
   Equipment...............................................................             5,581,000             5,495,000
   Leasehold improvements..................................................             4,502,000             4,488,000
   Capital lease equipment.................................................               184,000               184,000
                                                                                 ------------------   -------------------
                                                                                       11,934,000            11,834,000
   Accumulated depreciation................................................            (8,550,000)           (8,112,000)
                                                                                 ------------------   -------------------
                                                                                        3,384,000             3,722,000

Investments in affiliates..................................................             1,872,000               752,000
Patents and other assets...................................................               820,000               825,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $     32,140,000      $     34,952,000
                                                                                 ==================   ===================

                    Liabilities and stockholders' equity

Current liabilities:
   Accounts payable........................................................      $      2,972,000      $     4,070,000
   Accrued payroll and expenses............................................               541,000              650,000
                                                                                 ------------------   -------------------
Total current liabilities..................................................             3,513,000            4,720,000

Long-term liabilities:
   Long-term debt..........................................................            15,712,000           15,379,000
   Sublease security deposits..............................................               113,000              127,000
                                                                                 ------------------   -------------------
Total long-term liabilities................................................            15,825,000           15,506,000

Stockholders' equity:
   Common stock, 50,000,000 shares authorized;  18,226,574 and 18,038,270 shares issued and outstanding at March 31, 2000 and
     December 31,1999, respectively........................................           154,619,000           152,731,000
   Notes receivable from officers..........................................              (466,000)             (460,000)
   Deferred compensation and interest......................................            (2,572,000)           (2,647,000)
   Accumulated other comprehensive loss....................................            (2,604,000)           (3,724,000)
   Accumulated deficit.....................................................          (136,175,000)         (131,174,000)
                                                                                 ------------------   -------------------
Total stockholders' equity.................................................            12,802,000            14,726,000
                                                                                 ------------------   -------------------
Total liabilities and stockholders' equity.................................      $     32,140,000      $     34,952,000
                                                                                 ==================   ===================
See accompanying notes.


                          MIRAVANT MEDICAL TECHNOLOGIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                Three months ended March 31,

                                                                                 2000                   1999
                                                                        --------------------   ---------------------
Revenues:
   License - contract research and development.......                    $       1,369,000     $         2,228,000
   Royalties.........................................                                   --                  62,000
   Grants............................................                                9,000                 122,000
                                                                        --------------------   ---------------------
Total revenues.......................................                            1,378,000               2,412,000

Costs and expenses:
   Research and development..........................                            4,719,000               6,352,000
   Selling, general and administrative...............                            1,548,000               1,977,000
   Loss in affiliate.................................                                   --                 250,000
                                                                        --------------------   ---------------------
Total costs and expenses.............................                            6,267,000               8,579,000

Loss from operations.................................                           (4,889,000)             (6,167,000)

Interest and other income (expense):

   Interest and other income.........................                              268,000                 128,000
   Interest expense..................................                             (380,000)                     --
                                                                        --------------------   ---------------------
Total net interest and other (expense) income........                             (112,000)                128,000
                                                                        --------------------   ---------------------
Net loss.............................................                    $      (5,001,000)    $        (6,039,000)
                                                                        ====================   =====================
Net loss per share - basic and diluted...............                    $           (0.28)    $             (0.35)
                                                                        ====================   =====================
Shares used in computing net loss per share..........                           18,112,326              17,071,169
                                                                        ====================   =====================

See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Three months ended March 31,

Operating activities:                                                            2000                   1999
                                                                        --------------------   ---------------------
    Net loss...........................................................  $      (5,001,000)     $       (6,039,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization...................................            451,000                 767,000
       Amortization of deferred compensation and interest..............            247,000                 483,000
       Loss on sale of property, plant and equipment...................                 --                  25,000
       Reserve for loan receivable from affiliate......................                 --                 250,000
       Stock awards....................................................             40,000                  80,000
       Non-cash interest on long-term debt.............................            333,000                      --
       Changes in operating assets and liabilities:
          Accounts receivable..........................................          4,276,000                 476,000
          Prepaid expenses and other assets............................           (362,000)             (1,230,000)
          Accounts payable, accrued payroll and expenses...............         (1,213,000)               (201,000)
                                                                        --------------------   ---------------------
    Net cash used in operating activities..............................         (1,229,000)             (5,389,000)

Investing activities:
    Purchases of marketable securities.................................         (5,100,000)             (7,250,000)
    Purchases of property, plant and equipment.........................           (100,000)               (278,000)
    Payments of loan to affiliate......................................                  --               (250,000)
    Sublease security deposits.........................................            (14,000)                     --
                                                                        --------------------   ---------------------
    Net cash used in investing activities..............................         (5,214,000)             (7,778,000)

Financing activities:
    Proceeds from issuance of Common Stock, less issuance costs........          1,676,000              18,648,000
    Repayments of notes to officers....................................                 --               1,083,000
    Payments  for  price  protection   obligations   under  the
         Amended Securities Agreement..................................                 --              (4,204,000)
                                                                        --------------------   ---------------------
    Net cash provided by financing activities..........................          1,676,000              15,527,000

    Net (decrease) increase in cash and cash equivalents...............         (4,767,000)              2,360,000
    Cash and cash equivalents at beginning of period...................         19,168,000              11,284,000
                                                                        --------------------   ---------------------
    Cash and cash equivalents at end of period.........................  $      14,401,000      $       13,644,000
                                                                        ====================   =====================

Supplemental disclosures:

    State taxes paid...................................................  $           4,000      $               --
                                                                        ====================   =====================
    Interest paid......................................................  $              --      $               --
                                                                        ====================   =====================

See accompanying notes.


                          MIRAVANT MEDICAL TECHNOLOGIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at March 31, 2000, and for the three month periods ended March 31, 2000 and 1999, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.    Comprehensive Income (Loss)

      For the three months ended March 31, 2000 and 1999, comprehensive loss amounted to approximately $3.9 million and $5.5 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in Xillix Technologies Corp.

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

4.    Reclassifications

      Certain   reclassifications  have  been  made  to  the  1999  consolidated financial statements to conform to the periods presented.

5.    Commitments and Contingencies

      In February 1998, the Company agreed to guaranty a term loan in the amount of $7.6 million from a bank to a director of the Company at the time. In June 1998, the director did not stand for re-election on the Board of
      Directors.  The  loan  was  due and  payable  on July  31,  1999,  and was subsequently extended to October 31, 2000. In conjunction with the extension, the Company increased its security interest to include substantially all of the personal assets of the former director. Additionally, with the extension of the guaranty of this loan, the former director paid to the Company a transaction fee of $152,000. In connection with the extension agreement, as of March 31, 2000, the former director has reduced the outstanding balance of the loan, and the Company's guaranty, to $3.1 million. Under the loan agreement and the guaranty, the individual and Miravant are subject to the maintenance of specified financial and other covenants.

6.    Subsequent Event

      In May 2000, in accordance with the Credit Agreement entered into with Pharmacia Corporation in February 1999, the Company requested the final $7.5 million available under the Credit Agreement. Under the terms of the Credit Agreement and in connection with the loan amounts received, the Company issued the final 120,000 warrants to purchase Miravant Common Stock at an exercise price of $20.62 per warrant share.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, clinical, business environment and trend projections. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, the current stage of development of both Miravant and our products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to our business, the unproven safety and efficacy of our drug and device products, our significant additional financing requirements, the volatility of our stock price, the uncertainty of future capital funding, our ability to maintain and establish collaborative and licensing arrangements, the uncertainties regarding health care reimbursement and reform, the highly competitive environment of the international pharmaceutical and medical device industries and the presence of a number of competitors with significantly greater financial, technical and other resources and extensive operating histories, our potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether we will obtain sufficient protection or competitive advantage therefrom and our dependence upon a limited number of key personnel and consultants and our significant reliance upon our collaborative partners for achieving our goals, and other factors detailed in our Annual Report on Form 10-K for the year ended December 31, 1999.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $136.2 million as of March 31, 2000. We expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued and increased spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

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

     Under the 1998 amendments of the License Agreements with Pharmacia Corporation, formerly Pharmacia & Upjohn, Inc., we were to conduct all preclinical studies and U.S. clinical trials in age-related macular degeneration or AMD and would be reimbursed by Pharmacia Corporation for all out-of-pocket expenses incurred. Pharmacia Corporation was to conduct all international clinical trials for AMD. The 1998 amendments also returned to us the rights for SnET2 in dermatology, and provided for the quarterly funding of $2.5 million for eight quarters for use in our oncology and urology programs. In January 1999, we entered into an Equity Investment Agreement, whereby Pharmacia Corporation purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. Also, in February 1999, under a separate Credit Agreement, Pharmacia Corporation extended to us up to $22.5 million in credit, which is subject to certain limitations and requirements, including interest at a variable rate, in the form of up to six quarterly loans or new loans of $3.75 million each to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. As of March 31, 2000 we have received $15.0 million of the line of credit and in May 2000, we requested the remaining $7.5 million available. Under the terms of the Credit Agreement and in connection with each draw-down, we are obligated to issue Pharmacia Corporation a certain number of warrants based on the amount borrowed. The exercise price of each warrant will be equal to 140% of the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding the borrowing request for the related loan. In connection with the quarterly loans received, we have issued warrants to purchase 240,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares and $14.83 per warrant share for the other 120,000 shares. In May 2000, we will issue the remaining warrants to purchase 120,000 shares of Common Stock at an exercise price of $20.62 per warrant share. Additionally, in connection with the Equity Investment Agreement and the Credit Agreement, in February 1999 we amended the 1998 amendments of the License Agreements with Pharmacia Corporation to eliminate the remaining future cost reimbursements for oncology and urology and any future milestone payments in AMD. The amendments are referred to in this report as the 1999 Amendments.

     In February 1999, in connection with the 1999 Amendments, we refined the use of our resources to correspond with the change in cost reimbursement and assistance from Pharmacia Corporation while maintaining our core development programs. We will continue to evaluate the use of our resources in connection with our funding provisions, external resource assistance and as opportunities present themselves. In December 1999, we transitioned the majority of the operations of the Phase III clinical trials in AMD to Pharmacia Corporation in accordance with the 1999 Amendments. Pharmacia Corporation will now be responsible for directly funding the majority of the Phase III AMD clinical trial costs. We will continue to be responsible for the majority of the preclinical studies and the drug and device development and manufacturing necessary for the new drug application or NDA submission for AMD and will be reimbursed for those costs in accordance with the 1999 Amendments.

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

Results of Operations

     Revenues. Our revenues decreased from $2.4 million for the three months ended March 31, 1999 to $1.4 million for the three months ended March 31, 2000. For the three months ended March 31, 2000 and March 31, 1999, we recorded license revenues of $1.4 million and $2.2 million, respectively. The decrease in license revenues for the three months ended March 31, 2000, is directly attributed to the December 1999 transition of the majority of the operations of the Phase III clinical trials in AMD to Pharmacia Corporation in accordance with the 1999 Amendments. Pharmacia Corporation will now be responsible for directly funding the majority of the Phase III AMD clinical trial costs. We will continue to be responsible for the majority of the preclinical studies and the drug and device development and manufacturing necessary for the NDA submission for AMD and will be reimbursed for those costs in accordance with the 1999 Amendments. As a result, we anticipate the 2000 license revenue related to the reimbursement of out-of-pocket or direct costs, as well as our related expenses, will decrease compared to 1999.


     The level of license and grant income is likely to fluctuate materially from period to period and in the future depending on the amount of preclinical and clinical costs incurred and/or reimbursed, the extent of development activities under the 1999 Amendments and the amount of grant income awarded and expended. Additionally, we currently have not been awarded any grants for 2000, however grant applications have been submitted and are currently under review. The Laserscope license agreement, which provided royalties on the sale of our previously designed device products, terminated in April 1999 and no further royalties will be received.


     Research and Development. Our research and development expenses decreased to $4.7 million for the three months ended March 31, 2000 from $6.4 million for the three months ended March 31, 1999. The decrease in research and development expenses for the three months ended March 31, 2000 compared to the same period in 1999 related primarily to the December 1999 transition of the majority of the operations of the Phase III clinical trials in AMD to Pharmacia Corporation, in addition to a decrease in salaries and depreciation expense related to research and development activities. Research and development expenses for the three months ended March 31, 2000 primarily related to the preclinical studies required for an NDA submission for AMD and development work associated with the development of existing and new drug compounds, formulations and preclinical and clinical programs. Research and development expenses for the three months ended March 31, 1999 primarily related to the costs associated with the screening, treatment, monitoring and data collection of qualified individuals participating in Phase III clinical trials for AMD and Phase I clinical trials for prostate cancer, and the preclinical studies and development work associated with the development of existing and new drug compounds, formulations and clinical programs.

     Future research and development expenses may fluctuate depending on continued expenses incurred in our preclinical studies and clinical trials in our ophthalmology and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, the pharmaceutical manufacturing scale-up to expanded commercial levels and expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of preclinical studies and clinical trials and the development of new drug compounds and formulations.

     Selling,   General   and   Administrative.   Our   selling,   general   and
administrative expenses decreased to $1.5 million for the three months ended March 31, 2000 from $2.0 million for the three months ended March 31, 1999. The overall decrease in selling, general and administrative expenses for the three months ended March 31, 2000 compared to the same period in 1999 is primarily due to a decrease in compensation expense associated with options and warrants issued to consultants and a decrease in net rent expense as a result of subleasing one of our buildings in December 1999.

     Future selling, general and administrative expenses may fluctuate depending on the support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and warrants granted to financial consultants and expenses for general corporate matters.

     Loss in Investment in Affiliate. In connection with the $2.0 million line of credit we have provided to our affiliate, Ramus Medical Technologies or Ramus, we have recorded a reserve for the entire $2.0 million outstanding credit line balance plus accrued interest as of March 31, 2000. The $250,000 expense recorded in 1999 represents a reserve for the final amount of borrowings under the credit line.

     Interest and Other Income. Interest and other income increased to $268,000 for the three months ended March 31, 2000 from $128,000 for the three months ended March 31, 1999. The increase for the first three months of 2000 compared to the same period in 1999 is directly related to the increase in the levels of cash and marketable securities earning interest and an overall increase in investment interest rates. The interest income related to the Ramus borrowings, which has been fully reserved for, was $50,000 and $38,000 for the three months ended March 31, 2000 and 1999, respectively. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and investment interest rates.

     Interest Expense. Interest expense increased to $380,000 for the three months ended March 31, 2000 from zero for same period in 1999. The increase is directly related to the amount of borrowings under the Credit Agreement with Pharmacia Corporation and the value of the warrants issued in connection with the borrowings. Interest expense will continue to increase in the future based on the level of borrowings under the Credit Agreement, the interest rate and the value of the warrants issued in connection with the borrowings.

     We do not believe that inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

     Since inception through March 31, 2000, we have accumulated a deficit of approximately $136.2 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia Corporation's purchases of Common Stock and credit arrangements. As of March 31, 2000, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $215.5 million.

     In September and October 1997, we entered into a private placement offering, which was subsequently amended with respect to certain purchasers, which provided net proceeds to Miravant of approximately $68.2 million. During 1998, under the price protection and repurchase provisions of these agreements, we issued an additional 2,444,380 shares of Common Stock, repurchased 337,500 shares of Common Stock for $16.9 million and paid $8.6 million. During the first quarter of 1999, we completed our price protection obligations through the payment of $4.2 million, the issuance of 688,996 shares Common Stock and the issuance of 450,000 warrants to purchase Common Stock at an exercise price of $35.00 per share. As such, we have no further obligation to these purchasers under the price protection or repurchase provisions of the Securities Purchase Agreements and the amendments to those agreements.

     In January 1999, under the Equity Investment Agreement, Pharmacia Corporation purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million. In February 1999, in accordance with the Credit Agreement, Pharmacia Corporation also extended to us up to $22.5 million in credit over two years to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. We are able to issue promissory notes for the quarterly interest amounts due on the amounts borrowed until December 2000 when the issuance of such promissory notes for the quarterly interest due will be subject to certain restrictions. The promissory notes for both principal and interest mature in June 2004 and, at our option, can be repaid in the form of our Common Stock, subject to certain limitations and restrictions as defined by the Credit Agreement. The promissory notes accrue interest at the prime rate, which was 9.0% at March 31, 2000. As of March 31, 2000, in accordance with the Credit Agreement, we have received four quarterly loans for a total of $15.0 million of the available $22.5 million. In May 2000, we requested the remaining $7.5 million available under the Credit Agreement. In accordance with the Credit Agreement, we have issued promissory notes to Pharmacia Corporation for the loan amounts received and issued additional promissory notes for a total of $712,000 for the related interest due on each of the quarterly due dates through March 31, 2000. In connection with the quarterly loans received, we have issued warrants to purchase 240,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares and $14.83 per warrant share for the other 120,000 shares. In May 2000, we will issue the remaining warrants to purchase 120,000 shares of Common Stock at an exercise price of $20.62 per warrant share.

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

     In February 1998, we agreed to guaranty a term loan in the amount of $7.6 million from a bank to a director of ours at the time. In June 1998, the director did not stand for re-election on the Board of Directors. The loan was due and payable on July 31, 1999 and was subsequently extended to October 31, 2000. In conjunction with the extension, we increased our security interest to include substantially all of the personal assets of the former director.
Additionally, with the extension of the guaranty of this loan, the former director paid to Miravant a transaction fee of $152,000. In connection with the extension agreement, as of March 31, 2000, the former director has reduced the outstanding balance of the loan, and our guaranty, to $3.1 million. Under the loan agreement and the guaranty, the individual and Miravant are subject to the maintenance of specified financial and other covenants.

     In addition to receiving funds through private and public stock offerings, we have also received funding through the exercise of warrants and stock options. During the first quarter 2000, we received $1.7 million from the proceeds of warrant and option exercises. Based on the exercise prices, expiration dates and call features contained in certain warrants, and depending on the market value of our Common Stock, we may receive additional funding through the exercise of these outstanding warrants and stock options in the future.

     For the three months ended March 31, 2000 and March 31, 1999 we required cash for operations of $1.2 million and $5.4 million, respectively. The decrease in cash required for operations for the three months ended March 31, 1999 compared to the three months ended March 31, 2000 was due primarily to the timing of the funds received from Pharmacia Corporation for reimbursable research and development costs.

     For the three months ended March 31, 2000 and March 31, 1999 net cash used in investing activities was $5.2 million and $7.8 million, respectively. The funds used for investing activities were used to purchase investments to maximize the interest earned on our cash balances and the amounts were based on an analysis of the funds available for investment.

     For the three months ended March 31, 2000 and March 31, 1999 net cash provided by financing activities was $1.7 million and $15.5 million, respectively. Cash provided by financing activities for the three months ended March 31, 2000 was primarily related to warrant and option exercises. Cash provided by financing activities for the three months ended March 31, 1999 was primarily attributed to Pharmacia Corporation's $19.0 million equity investment offset by the payment of cash under the price protection provisions of the Amended Securities Purchase Agreement.

     We invested a total of $9.2 million in property and equipment from 1996 through March 31, 2000. During 1998, we entered into a new lease agreement for an additional facility, which we completely subleased in December 1999. We expect to continue to purchase property and equipment in the future as we continue to expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

         Our future capital funding requirements will depend on numerous factors including:

     o The progress and magnitude of our research and development programs, preclinical studies and clinical trials;
     o    The  time  involved  in  obtaining  regulatory  approvals;
     o    The cost involved in filing and maintaining patent claims;
     o    Competitor and market conditions;
     o    Investment opportunities;
     o    Our ability to establish and maintain collaborative arrangements;
     o The level of Pharmacia Corporation's involvement in our Phase III AMD clinical trials;
     o The cost of manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements; and
     o Our ability to obtain grants to finance research and development projects.

     Our ability to generate substantial funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, scale-up, administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     o Our ability to raise funds in the future through public or private financings, collaborative arrangements or from other sources;
     o Our requirement to allocate 50% of the net proceeds from public or private financings towards the repayment of the funds received under the Credit Agreement;
     o The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs with us in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     o The amount of funds received from outstanding warrant and stock option exercises;
     o    Our ability to maintain our existing collaborative arrangements;
     o Our ability to liquidate our equity investments in Ramus, Xillix or other assets;
     o Our requirement to allocate 100% of the net proceeds from the liquidation of an existing asset towards the repayment of the funds received under the Credit Agreement; and
     o Our ability to collect the loan provided to Ramus under the credit agreement.

     We can not guarantee that additional funding will be available to us when needed. If it is not, we will be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities and our business and financial results and condition would be materially adversely affected.

     Except for the historical information herein, the matters discussed in this report are deemed forward-looking statements under federal securities laws that involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.
                           See Exhibit Index on page 15.

                  (b)      Reports on Form 8-K.
                           None




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                          Miravant Medical Technologies

Date:    May 12, 2000                  By: /s/  John M. Philpott
                                           ---------------------
                                                John M. Philpott
                                                Chief Financial Officer
                                                (on behalf of the Company and as
                                                Principal Financial Officer and
                                                Principal Accounting Officer)

                                INDEX TO EXHIBITS


                                                                                                            Incorporating
Exhibit                                                                                                     Reference
Number                                                 Description                                          (if applicable)
------                                                 -----------                                          ---------------
3.1             Certificate of Amendment of the Restated  Certificate of  Incorporation  of the Registrant
                filed with the Delaware Secretary of State on September 12, 1999.                           [E][3.1]
3.2             Certificate of Amendment of the Restated  Certificate of  Incorporation  of the Registrant  [C][3.11]
                filed with the Delaware Secretary of  State on  July 24, 1995.
3.3             Restated  Certificate of Incorporation of the Registrant filed with the Delaware Secretary  [B][3.1]
                of State on December 14, 1994.
3.4             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.2]
                the Delaware Secretary of State on March 17, 1994.
3.5             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.3]
                the Delaware Secretary of State on October 7, 1992.
3.6             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.4]
                the Delaware Secretary of State on November 21, 1991.
3.7             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.5]
                the Delaware Secretary of State on September 27, 1991.
3.8             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.6]
                the Delaware Secretary of State on December 20, 1989.
3.9             Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.7]
                the Delaware Secretary of State on August 11, 1989.
3.10            Certificate of Amendment of the Certificate of  Incorporation of the Registrant filed with  [A][3.8]
                the Delaware Secretary of State on July 13, 1989.
3.11            Certificate of Incorporation of the Registrant filed with the Delaware  Secretary of State  [A][3.9]
                on June 16, 1989.
3.12            Amended and Restated Bylaws of the Registrant.                                              [E][3.12]
4.1             Specimen Certificate of Common Stock.                                                       [B][4.1]
4.2             Form of Convertible Promissory Note.                                                        [A][4.3]
4.3             Form of Indenture.                                                                          [A][4.4]
4.4             Special Registration Rights Undertaking.                                                    [A][4.5]
4.5             Undertaking Agreement dated August 31, 1994.                                                [A][4.6]
4.6             Letter Agreement dated March 10, 1994.                                                      [A][4.7]
4.7             Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                [A][4.8]
4.8             Form of $55 Common Stock Purchase Warrant.                                                  [D][4.1]
4.9             Form of $60 Common Stock Purchase Warrant.                                                  [D][4.2]
4.10            Form of $35 Amended and Restated Common Stock Purchase Warrant.                             [F][4.1]
4.11            Form of Additional $35 Common Stock Purchase Warrant.                                       [F][4.2]
4.12            Warrant to Purchase  10,000 Shares of Common Stock between the  Registrant  and Charles S.  [G][4.12]
                Love.*
4.13            Form of $20 Private Placement Warrant Agreement Amendment No. 1.                            [I][4.13]
10.1            Amendment  No.  8  dated  as of  January  1,  2000 to  Employment  Agreement  between  the
                Registrant and Gary S. Kledzik.
10.2            Amendment  No.  13 dated  as of  January  1,  2000 to  Employment  Agreement  between  the
                Registrant and David E. Mai.
10.3            Amendment  No.  5  dated  as of  January  1,  2000 to  Employment  Agreement  between  the
                Registrant and John M. Philpott.
27.1            Financial Data Schedule.

-------------------------------------------

[A]  Incorporated  by  reference  from  the  exhibit  referred  to  in  brackets contained in the Registrant's  Registration Statement on Form S-1 (File No.
     33-87138).
[B]  Incorporated  by  reference  from  the  exhibit  referred  to  in  brackets contained in Amendment No. 2 to the Registrant's  Registration Statement on
     Form S-1 (File No. 33-87138).
[C]  Incorporated  by  reference  from  the  exhibit  referred  to  in  brackets contained  in the  Registrant's  Form 10-Q for the  quarter  ended June 30,
     1995, as amended on Form 10-Q/A dated December 6, 1995 (File No. 0-25544).
[D]  Incorporated  by  reference  from  the  exhibit  referred  to  in  brackets contained in the Registrant's  Registration Statement on Form S-3 (File No.
     333-39905).
[E]  Incorporated  by  reference  from  the  exhibit  referred  to  in  brackets contained in the Registrant's Form 10-Q for the quarter ended September 30,
     1998 (File No. 0-25544).
[F]  Incorporated  by  reference  from  the  exhibit  referred  to  in  brackets contained  in the  Registrant's  Form 8-K  dated  June 30,  1998  (File No.
     0-25544).
[G]  Incorporated  by  reference  from  the  exhibit  referred  to  in  brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1998
     (File No. 0-25544).
[H]  Exhibit A-1 to this exhibit is  incorporated  by reference from the exhibit referred to in the  Registrant's  Registration  Statement on Form S-1 (File
     No. 33-87138).
[I]  Incorporated  by  reference  from  the  exhibit  referred  to  in  brackets contained  in the  Registrant's  Form 10-K for the year ended  December 31,
     1999 (File No. 0-25544).
*    Confidential   portions  of  this  exhibit  have  been  deleted  and  filed separately  with the  Commission  pursuant  to a request  for  confidential treatment made under Rule 24b-2 under the Securities Exchange Act of 1934.
