Form 10-Q
period 2000-06-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 2000-08-11
CIK 933745

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at July 31, 2000
         -----                                     ----------------------------
Common Stock, $.01 par value                                  18,375,833

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                     Page

Item 1.           Consolidated Financial Statements
                  Consolidated balance sheets as of June 30, 2000 and
                     December 31, 1999...................................................              3
                  Consolidated statements of operations for the three months ended
                     June 30, 2000 and 1999 and for the six months ended
                     June 30, 2000 and 1999..............................................              4
                  Consolidated statements of cash flows for the six months ended
                     June 30, 2000 and 1999..............................................              5
                  Notes to consolidated financial statements ............................              6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ................................              8

Item 3.           Qualitative and Quantitative Disclosures About Market Risk.............              13


                           PART II. OTHER INFORMATION

Item 2.           Changes in Securities..................................................              13

Item 4.           Submission of Matters to a Vote of Security Holders....................              14

Item 6.           Exhibits and Reports on Form 8-K.......................................              14

                  Signatures ............................................................              15


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          MIRAVANT MEDICAL TECHNOLOGIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,            December 31,
                                                                                        2000                  1999
                                                                                 ------------------   -------------------
                                                                                     (Unaudited)
                                    Assets

Current assets:
   Cash and cash equivalents...............................................      $      6,404,000     $      19,168,000
   Investments in short-term marketable securities.........................            20,945,000             3,621,000
   Accounts receivable.....................................................             1,602,000             5,717,000
   Prepaid expenses and other current assets...............................             1,561,000             1,147,000
                                                                                 ------------------   -------------------
Total current assets.......................................................            30,512,000            29,653,000

Property, plant and equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,647,000             1,639,000
   Equipment...............................................................             5,635,000             5,495,000
   Leasehold improvements..................................................             4,559,000             4,488,000
   Capital lease equipment.................................................               184,000               184,000
                                                                                 ------------------   -------------------
                                                                                       12,053,000            11,834,000
   Accumulated depreciation................................................            (8,975,000)           (8,112,000)
                                                                                 ------------------   -------------------
                                                                                        3,078,000             3,722,000

Investments in affiliates..................................................             1,071,000               752,000
Deferred financing costs...................................................             1,658,000               404,000
Patents and other assets...................................................               852,000               825,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $     37,171,000      $     35,356,000
                                                                                 ==================   ===================

                      Liabilities and stockholders' equity

Current liabilities:
   Accounts payable........................................................      $      3,877,000      $      4,070,000
   Accrued payroll and expenses............................................               693,000               650,000
                                                                                 ------------------   -------------------
Total current liabilities..................................................             4,570,000             4,720,000

Long-term liabilities:
   Long-term debt..........................................................            23,649,000            15,379,000
   Sublease security deposits..............................................               112,000               127,000
                                                                                 ------------------   -------------------
Total long-term liabilities                                                            23,761,000            15,506,000

Stockholders' equity:
   Common stock, 50,000,000 shares authorized;  18,344,708 and 18,038,270 shares issued and outstanding at June 30, 2000 and
     December 31, 1999, respectively.......................................            155,964,000           152,731,000
   Notes receivable from officers..........................................               (473,000)             (460,000)
   Deferred compensation...................................................             (1,293,000)           (2,243,000)
   Accumulated other comprehensive loss....................................             (3,405,000)           (3,724,000)
   Accumulated deficit.....................................................           (141,953,000)         (131,174,000)
                                                                                 ------------------   -------------------
Total stockholders' equity.................................................              8,840,000            15,130,000
                                                                                 ------------------   -------------------
Total liabilities and stockholders' equity.................................      $      37,171,000      $     35,356,000
                                                                                 ==================   ===================
See accompanying notes.


                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three months ended June 30,              Six months ended June 30,
                                                           2000               1999                  2000               1999
                                                     -----------------  ------------------    ------------------  ----------------
Revenues:
   License-contract research and development......    $    1,516,000     $      5,842,000      $      2,885,000    $    8,070,000
   Royalties......................................                --               81,000                    --           143,000
   Grants.........................................            35,000               83,000                44,000           205,000
                                                     -----------------   ------------------   -------------------  ----------------
Total revenues....................................         1,551,000            6,006,000             2,929,000         8,418,000

Costs and expenses:
   Research and development.......................         5,562,000            9,301,000            10,281,000        15,653,000
   Selling, general and administrative............         1,590,000            1,888,000             3,138,000         3,865,000
   Loss in affiliate..............................                --               40,000                    --           328,000
                                                     -----------------   ------------------   -------------------  ----------------
Total costs and expenses..........................         7,152,000           11,229,000            13,419,000        19,846,000

Loss from operations..............................        (5,601,000)          (5,223,000)          (10,490,000)      (11,428,000)

Interest and other income (expense):

   Interest and other income......................           331,000              359,000               599,000           525,000
   Interest expense...............................          (508,000)             (37,000)             (888,000)          (37,000)
                                                     -----------------   ------------------   -------------------  ----------------
Total net interest and other income (expense).....          (177,000)             322,000              (289,000)          488,000
                                                     -----------------   ------------------   -------------------  ----------------
Net loss..........................................    $   (5,778,000)     $    (4,901,000)     $    (10,779,000)   $  (10,940,000)
                                                     =================   ==================   ===================  ================
Net loss per share - basic and diluted............    $        (0.32)     $         (0.27)     $          (0.59)   $        (0.62)
                                                     =================   ==================   ===================  ================

Shares used in computing net loss per share.......        18,293,720           17,960,740            18,188,597        17,518,426
                                                     =================   ==================   ===================  ================


See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Six months ended June 30,
Operating activities:                                                           2000                    1999
                                                                        -------------------    ----------------------
    Net loss..........................................................   $   (10,779,000)      $        (10,940,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization..................................           892,000                  1,564,000
       Amortization of deferred compensation..........................           395,000                    950,000
       Loss on sale of property, plant and equipment..................                --                     25,000
       Reserve for loan receivable from affiliate.....................                --                    250,000
       Stock awards...................................................            95,000                    145,000
       Non-cash  interest  and  amortization  of  deferred  financing
          costs on long-term debt.....................................           887,000                     40,000
       Changes in operating assets and liabilities:
          Accounts receivable.........................................         4,115,000                 (5,352,000)
          Prepaid expenses and other assets...........................          (470,000)                   (69,000)
          Accounts payable and accrued payroll........................          (178,000)                   830,000
                                                                        ---------------------   --------------------
    Net cash used in operating activities.............................        (5,043,000)               (12,557,000)

Investing activities:

    Purchases of marketable securities ...............................       (23,395,000)               (11,500,000)
    Sales of marketable securities ...................................         6,071,000                  4,000,000
    Payments of loan to affiliate.....................................                --                   (250,000)
    Purchases of property, plant and equipment........................          (219,000)                  (452,000)
                                                                        -------------------    ----------------------
    Net cash used in investing activities.............................       (17,543,000)                (8,202,000)

Financing activities:

    Proceeds from issuance of Common Stock, less issuance costs.......         2,322,000                 18,645,000
    Proceeds from long-term debt......................................         7,500,000                  7,500,000
    Repayments of notes to officers...................................                --                  1,088,000
    Payments  for  price  protection  obligations  under  the
      Amended  Securities Agreement...................................                --                 (4,204,000)
                                                                        -------------------      --------------------
    Net cash provided by financing activities.........................         9,822,000                 23,029,000

    Net (decrease) increase in cash and cash equivalents..............       (12,764,000)                 2,270,000
    Cash and cash equivalents at beginning of period..................        19,168,000                 11,284,000
                                                                        -------------------    ----------------------
    Cash and cash equivalents at end of period........................   $     6,404,000       $         13,554,000
                                                                        ===================    ======================

Supplemental disclosures:

    Cash paid for:
      State taxes.....................................................   $          4,000      $                 --
                                                                        ===================    ======================
      Interest .......................................................   $             --      $                 --
                                                                        ===================    ======================


See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Comprehensive Income (Loss)

     For the six months ended June 30, 2000 and 1999, comprehensive loss amounted to approximately $10.5 million and $10.5 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix Technologies Corp.

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

4.   Reclassifications

     Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the current period presentation.

5.   Commitments and Contingencies

     In February 1998, the Company agreed to guaranty a term loan in the amount of $7.6 million from a bank to a director of the Company at the time. In June 1998, the director did not stand for re-election on the Board of
     Directors. The loan was due and payable on July 31, 1999, and was subsequently extended to October 31, 2000. In conjunction with the extension, the Company increased its security interest to include substantially all of the personal assets of the former director. Additionally, with the extension of the guaranty of this loan, the former director paid to the Company a transaction fee of $152,000. As of July 31, 2000, the former director has reduced the outstanding balance of the loan, and the Company's guaranty, to $2.1 million. Under the loan agreement and the guaranty, the individual and Miravant are subject to the maintenance of specified financial and other covenants.

6.   Long-Term Debt

     During the second quarter of 2000, in accordance with the Credit Agreement entered into with Pharmacia Corporation, the Company requested and received the final two quarterly loans for a total of $7.5 million of the $22.5 million it had available under the Credit Agreement. Under the terms of the Credit Agreement and in connection with the loan amounts received, the Company issued warrants for the purchase of 120,000 shares of Miravant Common Stock at an exercise price of $20.62 per share. In addition, in accordance with the Credit Agreement, the Company issued a promissory note to Pharmacia Corporation for the loan amounts received and issued an additional promissory note for the related interest due on the outstanding loan balance as of June 30, 2000. The promissory notes mature in June 2004, subject to certain limitations and restrictions as defined by the Credit Agreement, and accrue interest at the prime rate, which was 9.50% at June 30, 2000. As of June 30, 2000, the Company has received the entire $22.5 million available under the Credit Agreement.

7.   Deferred Financing Costs

     The warrants issued in connection with the loan amounts received under the Credit Agreement have been recorded at fair value using a Black-Scholes
     Model. This amount has been recorded on the balance sheet as a long-term asset under deferred financing costs. The deferred financing costs related to these warrants are being amortized to interest expense over the term of the loan received under the Credit Agreement. The deferred financing costs related to these warrants amounted to $1.7 million and $404,000 as of June 30, 2000 and December 31, 1999, respectively.

8.   Subsequent Event

     On July 13, 2000, the Board of Directors of the Company adopted a Preferred Stockholder Rights Plan (the "Rights Plan"). Under the Rights Plan, Miravant will issue a dividend of one right for each share of its common stock held after the close of business on July 31, 2000. The Rights Plan is designed to assure stockholders' fair value in the event of a future unsolicited business combination or similar transaction involving the Company. This Rights Plan was not adopted in response to any attempt to acquire the Company, and Miravant is not aware of any such efforts.

     The rights will become exercisable only if a person or group (i) acquires 20 percent or more of Miravant's common stock, or (ii) announces a tender offer that would result in ownership of 20 percent or more of the common stock. Each right would entitle a stockholder to buy a fractional share of the Company's preferred stock. Each right has an initial exercise price of $180.00. Once the acquiring person or group has acquired 20 percent or more of the outstanding common stock of Miravant, each right shall entitle its holder (other than the acquiring person or group) to acquire shares of the Company or of the third party acquirer having a value of twice the right's then-current exercise price.

     The rights are redeemable at the option of the Board of Directors up until ten days after public announcement that any person or group has acquired 20 percent or more of Miravant's common stock. The redemption price is $0.001 per right. The rights will expire on July 31, 2010, unless redeemed prior to that date. Distribution of the rights is not taxable to stockholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements represent our expectations or beliefs concerning future events and include statements concerning our expectation of potential future operating losses, source and composition of revenues from operations, future research and development expenses, future selling, general and administrative expenses and our liquidity and capital resources and future funding. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, the current stage of development of both Miravant and our products, the timing and uncertainty of results of both research and regulatory processes, the extensive government regulation applicable to our business, the unproven safety and efficacy of our drug and device products, our significant additional financing requirements, the volatility of our stock price, the uncertainty of future capital funding, our ability to maintain and establish collaborative and licensing arrangements, the uncertainties regarding health care reimbursement and reform, the highly competitive environment of the international pharmaceutical and medical device industries and the presence of a number of competitors with significantly greater financial, technical and other resources and extensive operating histories, our potential exposure to product liability or recall, uncertainties relating to patents and other intellectual property, including whether we will obtain sufficient protection or competitive advantage therefrom and our dependence upon a limited number of key personnel and consultants and our significant reliance upon our collaborative partners for achieving our goals, and other factors detailed in our Annual Report on Form 10-K for the year ended December 31, 1999.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $142.0 million as of June 30, 2000. We expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued and increased spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

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

     Under the 1998 amendments of the License Agreements with Pharmacia Corporation, formerly Pharmacia & Upjohn, Inc., we were to conduct all preclinical studies and U.S. clinical trials in age-related macular degeneration or AMD and would be reimbursed by Pharmacia Corporation for most of the out-of-pocket expenses incurred. Pharmacia Corporation was to conduct all international clinical trials for AMD. The 1998 amendments also returned to us the rights for SnET2 in dermatology, and provided for the quarterly funding of $2.5 million for eight quarters for use in our oncology and urology programs. In January 1999, we entered into an Equity Investment Agreement, whereby Pharmacia Corporation purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. Also, in February 1999, under a separate Credit Agreement, Pharmacia Corporation extended to us up to $22.5 million in credit, which is subject to certain limitations and requirements, including interest at a variable rate, in the form of up to six quarterly loans or new loans of $3.75 million each to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. As of June 30, 2000 we have received the entire $22.5 million available under the Credit Agreement. Under the terms of the Credit Agreement and in connection with each draw-down, we are obligated to issue Pharmacia Corporation a certain number of warrants based on the amount borrowed. The exercise price of each warrant is equal to 140% of the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding the borrowing request for the related loan. In connection with the quarterly loans received, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for the last 120,000 shares. Additionally, in connection with the Equity Investment Agreement and the Credit Agreement, in February 1999 we amended the 1998 amendments of the License Agreements with Pharmacia Corporation to eliminate the remaining future cost reimbursements for oncology and urology and any future milestone payments in AMD. The amendments are referred to in this report as the 1999 Amendments.

     In February 1999, in connection with the 1999 Amendments, we refined the use of our resources to correspond with the change in cost reimbursement and assistance from Pharmacia Corporation while maintaining our core development programs. We will continue to evaluate the use of our resources in connection with our funding provisions, external resource assistance and as opportunities present themselves. In December 1999, we transitioned the majority of the operations of the Phase III clinical trials in AMD to Pharmacia Corporation in accordance with the 1999 Amendments. Pharmacia Corporation will now be responsible for directly funding the majority of the Phase III AMD clinical trial costs. We will continue to be responsible for the majority of the preclinical studies and the drug and device development and manufacturing necessary for the new drug application or NDA submission for AMD and will be reimbursed for most of those costs in accordance with the 1999 Amendments.

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

Results of Operations

     Revenues. For the three months ended June 30, 2000, our revenues decreased to $1.6 million from $6.0 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, our revenues decreased to $2.9 million from $8.4 million for the same period in 1999.

     The decrease in license revenues for the three and six months ended June 30, 2000, is directly attributed to the December 1999 transition of the majority of the operations of the Phase III clinical trials in AMD to Pharmacia Corporation in accordance with the 1999 Amendments. Pharmacia Corporation will now be responsible for directly funding the majority of the Phase III AMD clinical trial costs. We will continue to be responsible for the majority of the preclinical studies and the drug and device development and manufacturing necessary for the NDA submission for AMD and will be reimbursed for most of those costs in accordance with the 1999 Amendments. As a result, we anticipate the 2000 license revenue related to the reimbursement of out-of-pocket or direct costs, as well as our related expenses, will decrease compared to 1999. For the six months ended June 30, 2000, we recorded revenues of $2.9 million for the specific reimbursement of out-of-pocket or direct costs, including half the cost of device and drug products, incurred in preclinical studies and Phase III clinical trials in AMD compared to $8.1 million for the six months ended June 30, 1999.

     The level of license and grant income is likely to fluctuate materially from period to period and in the future depending on the amount of preclinical and clinical costs incurred and/or reimbursed, the extent of development activities under the 1999 Amendments and the amount of grant income awarded and expended. Additionally, we currently have not been awarded any grants for 2000, however, grant applications have been submitted and are currently under review. The Laserscope license agreement, which provided royalties on the sale of our previously designed device products, terminated in April 1999 and no further royalties will be received.

     Research and Development. Our research and development expenses decreased to $5.6 million for the three months ended June 30, 2000 from $9.3 million for the three months ended June 30, 1999. For the six months ended June 30, 2000 our research and development expenses decreased to $10.3 million from $15.7 million for the six months ended June 30, 1999. The decrease in research and development expenses for the three and six months ended June 30, 2000 compared to the same periods in 1999 related primarily to the December 1999 transition of the majority of the operations of the Phase III clinical trials in AMD to Pharmacia Corporation, in addition to a decrease in salaries and depreciation expense related to research and development activities. Research and development expenses for the three and six months ended June 30, 2000 primarily related to the preclinical studies required for an NDA submission for AMD, the cost of device and drug product used in AMD clinical trials and development work associated with the development of existing and new drug compounds, formulations and preclinical and clinical programs. Research and development expenses for the three and six months ended June 30, 1999 primarily related to the costs associated with the screening, treatment, monitoring and data collection of qualified individuals participating in Phase III clinical trials for AMD and Phase I clinical trials for prostate cancer, and the preclinical studies and development work associated with the development of existing and new drug compounds, formulations and preclinical and clinical programs.

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

     Selling, General and Administrative. For the three months ended June 30, 2000, selling, general and administrative expenses decreased to $1.6 million from $1.9 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, selling, general and administrative expenses decreased to $3.1 million from $3.9 million for the same period in 1999. The overall decrease in selling, general and administrative expenses for the three and six months ended June 30, 2000 compared to the same periods in 1999 is primarily due to a decrease in compensation expense associated with options and warrants issued to consultants and a decrease in rent expense as a result of subleasing one of our buildings in December 1999.

     Future selling, general and administrative expenses may fluctuate depending on the support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and warrants granted to financial consultants and expenses for general corporate matters.

     Loss in Investment in Affiliate. In connection with the $2.0 million line of credit we have provided to our affiliate, Ramus Medical Technologies or Ramus, we have recorded a reserve for the entire $2.0 million outstanding credit line balance plus accrued interest as of June 30, 2000. The $328,000 expense recorded in 1999 represents a reserve for the final amount of borrowings plus accrued interest under the credit line.

     Interest and Other Income. Interest and other income decreased slightly to $331,000 for the three months ended June 30, 2000 from $359,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 interest and other income increased slightly to $599,000 from $525,000 for the six months ended June 30, 1999. The fluctuations in interest and other income are directly related to the levels of cash and marketable securities earning interest. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

     Interest Expense. Interest expense increased to $508,000 for the three months ended June 30, 2000 from $37,000 for same period in 1999. Interest expense increased to $888,000 for the six months ended June 30, 2000 from $37,000 for same period in 1999. The increase for both the three and six month periods is directly related to the amount of borrowings under the Credit Agreement with Pharmacia Corporation and the value of the warrants issued in connection with the borrowings. Interest expense may fluctuate in the future based on the interest rate related to the borrowings.

     We do not believe that inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

     Since inception through June 30, 2000, we have accumulated a deficit of approximately $142.0 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia Corporation's purchases of Common Stock and credit arrangements. As of June 30, 2000, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $223.0 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future.

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

     In January 1999, under the Equity Investment Agreement, Pharmacia Corporation purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million. In February 1999, in accordance with the Credit Agreement, Pharmacia Corporation also extended to us up to $22.5 million in credit over two years to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. We are able to issue promissory notes for the quarterly interest amounts due on the amounts borrowed until December 2000 when the issuance of such promissory notes for the quarterly interest due will be subject to certain restrictions. The promissory notes for both principal and interest mature in June 2004 and, at our option, can be repaid in the form of our Common Stock, subject to certain limitations and restrictions as defined by the Credit Agreement. The promissory notes accrue interest at the prime rate, which was 9.50% at June 30, 2000. As of June 30, 2000, in accordance with the Credit Agreement, we have received all six quarterly loans for a total of $22.5 million available under the Credit Agreement. In accordance with the Credit Agreement, we have issued promissory notes to Pharmacia Corporation for the loan amounts received and issued additional promissory notes for a total of $1.1 million for the related interest due on each of the quarterly due dates through June 30, 2000. In connection with the quarterly loans received, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for 120,000 shares.

     In February 1998, we agreed to guaranty a term loan in the amount of $7.6 million from a bank to a director of ours at the time. In June 1998, the director did not stand for re-election on the Board of Directors. The loan was due and payable on July 31, 1999 and was subsequently extended to October 31, 2000. In conjunction with the extension, we increased our security interest to include substantially all of the personal assets of the former director.
Additionally, with the extension of the guaranty of this loan, the former director paid to Miravant a transaction fee of $152,000. As of July 31, 2000, the former director has reduced the outstanding balance of the loan, and our guaranty, to $2.1 million. Under the loan agreement and the guaranty, the individual and Miravant are subject to the maintenance of specified financial and other covenants.

     In addition to receiving funds through private and public stock offerings, we have also received funding through the exercise of warrants and stock options. Through the six months ended June 30, 2000, we received $2.3 million in proceeds from warrant and option exercises. Based on the exercise prices, expiration dates and call features contained in certain warrants, and depending on the market value of our Common Stock, we may receive additional funding through the exercise of these outstanding warrants and stock options in the future.

     For the six months ended June 30, 2000 and June 30, 1999 we required cash for operations of $5.0 million and $12.6 million, respectively. The decrease in cash required for operations for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 was due primarily to the timing of the funds received from Pharmacia Corporation for reimbursable research and development costs.

     For the six months ended June 30, 2000 and June 30, 1999 net cash used in investing activities was $17.5 million and $8.2 million, respectively. The funds used for investing activities were used to purchase investments to maximize the interest earned on our cash balances and the amounts were based on an analysis of the funds available for investment.

     For the six months ended June 30, 2000 and June 30, 1999 net cash provided by financing activities was $9.8 million and $23.0 million, respectively. Cash provided by financing activities for the six months ended June 30, 2000 was primarily related to the $7.5 million received from Pharmacia Corporation under the Credit Agreement and warrant and option exercises. Cash provided by financing activities for the six months ended June 30, 1999 was primarily attributed to Pharmacia Corporation's $19.0 million equity investment and the $7.5 million received under the Credit Agreement which was offset by the payment of cash under the price protection provisions of the Amended Securities Purchase Agreement.

     We invested a total of $9.4 million in property and equipment from 1996 through June 30, 2000. During 1998, we entered into a new lease agreement for an additional facility, which we completely subleased in December 1999. We expect to continue to purchase property and equipment in the future as we continue to expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

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

     Although we anticipate that we have sufficient cash to fund our operations through at least the end of the year, our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, scale-up, administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

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

     We can not guarantee that additional funding will be available to us when needed. If additional funding is not available, we will be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities and our business and financial results and condition would be materially adversely affected.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     In May 2000, we issued warrants for the purchase of 120,000 shares of our Common Stock at a price of $20.62 per share to Pharmacia Corporation in connection with a loan received under the terms of the Credit Agreement. The warrants were issued pursuant to an exemption from registration provided by
Section 4(2) of the Securities Act of 1933. In issuing the warrants, we relied on representations from Pharmacia Corporation that they purchased the securities for investment for their own account and not with a view to, or for resale in connection with, any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities. Under the terms of the Credit Agreement, we have filed a registration statement on Form S-3 providing for the resale of our Common Stock underlying the warrants by Pharmacia Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 14, 2000, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:

                                               Votes               Votes
                                                For              Withheld
                                           ---------------     --------------
      Larry S. Barels                       15,863,143            187,757
      William P. Foley II                   15,863,143            187,757
      Charles T. Foscue                     15,863,143            187,757
      Gary S. Kledzik, Ph.D.                15,844,613            206,287
      David E. Mai                          15,853,279            197,621
      Jonah Shacknai                        15,863,143            187,757

In addition, the stockholders also approved the following proposals:


                                                         Votes             Votes                                Broker
                                                          For             Against          Abstained           Non-Votes
                                                     --------------    --------------    ---------------    ----------------
1.       Proposal   to  approve   the   Miravant
         Medical Technologies 2000 Stock
         Compensation Plan.                            4,757,462         1,505,820             57,455           9,733,163

2.       Proposal  to ratify  the  selection  of
         the  Company's independent auditors.         16,037,273             3,297             10,330                   0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.
                           27.1 Financial Data Schedule - EDGAR filing.

                  (b)      Reports on Form 8-K.
                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                 Miravant Medical Technologies

Date:    August 11, 2000         By:  /s/ John M. Philpott
                                      ---------------------
                                          John M. Philpott
                                          Chief Financial Officer and Controller
                                         (on behalf of the Company and as
                                          Principal Financial Officer and
                                          Principal Accounting Officer)

                               INDEX TO EXHIBITS

27.1            Financial Data Schedule.