Form 10-Q
period 2000-09-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 2000-11-14
CIK 933745

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at October 31, 2000
         -----                                -------------------------------
Common Stock, $.01 par value                             18,402,631

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                             Page

Item 1.           Consolidated Financial Statements

                  Consolidated balance sheets as of September 30, 2000 and
                     December 31, 1999...........................................................              3
                  Consolidated statements of operations for the three months ended
                     September 30, 2000 and 1999 and for the nine months ended
                     September 30, 2000 and 1999.................................................              4
                  Consolidated statements of cash flows for the nine months ended
                     September 30, 2000 and 1999.................................................              5
                  Notes to consolidated financial statements ....................................              6

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ........................................              7

Item 3.           Qualitative and Quantitative Disclosures About Market Risk.....................              13


                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...............................................              13

                  Signatures ....................................................................              14


                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     September 30,        December 31,
                                                                                         2000                 1999
                                                                                 -------------------- -------------------
                                                                                      (Unaudited)
                                    Assets

Current assets:
   Cash and cash equivalents...............................................      $        1,586,000   $      19,168,000
   Investments in short-term marketable securities.........................              20,900,000           3,621,000
   Accounts receivable.....................................................               2,381,000           5,717,000
   Prepaid expenses and other current assets...............................                 987,000           1,147,000
                                                                                 -------------------- -------------------
Total current assets.......................................................              25,854,000          29,653,000

Property, plant and equipment:
   Vehicles................................................................                  28,000              28,000
   Furniture and fixtures..................................................               1,649,000           1,639,000
   Equipment...............................................................               5,680,000           5,495,000
   Leasehold improvements..................................................               4,557,000           4,488,000
   Capital lease equipment.................................................                 184,000             184,000
                                                                                 -------------------- -------------------
                                                                                         12,098,000          11,834,000
   Accumulated depreciation................................................              (9,418,000)         (8,112,000)
                                                                                 -------------------- -------------------
                                                                                          2,680,000           3,722,000

Investments in affiliates..................................................               1,377,000             752,000
Deferred financing costs...................................................               1,381,000             871,000
Patents and other assets...................................................                 828,000             825,000
                                                                                 -------------------- -------------------
Total assets...............................................................      $       32,120,000    $     35,823,000
                                                                                 ==================== ===================

                    Liabilities and stockholders' equity

Current liabilities:
   Accounts payable........................................................      $        3,496,000    $      4,070,000
   Accrued payroll and expenses............................................                 549,000             650,000
                                                                                 -------------------- -------------------
Total current liabilities..................................................               4,045,000           4,720,000

Long-term liabilities:
   Long-term debt..........................................................              24,214,000          15,379,000
   Sublease security deposits..............................................                 112,000             127,000
                                                                                 -------------------- -------------------
Total long-term liabilities................................................              24,326,000          15,506,000

Stockholders' equity:
   Common stock, 50,000,000 shares authorized;  18,388,517 and
      18,038,270 shares issued and outstanding at September 30, 2000
      and December 31, 1999, respectively..................................             157,034,000         152,731,000
   Notes receivable from officers..........................................                (480,000)           (460,000)
   Deferred compensation...................................................              (1,700,000)         (1,776,000)
   Accumulated other comprehensive loss....................................              (3,099,000)         (3,724,000)
   Accumulated deficit.....................................................            (148,006,000)       (131,174,000)
                                                                                 -------------------- -------------------
Total stockholders' equity.................................................               3,749,000          15,597,000
                                                                                 -------------------- -------------------
Total liabilities and stockholders' equity.................................      $       32,120,000    $     35,823,000
                                                                                 ==================== ===================
See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ended September 30,          Nine months ended September 30,
                                                           2000                1999                 2000               1999
                                                     -----------------  --------------------  ------------------  ----------------
Revenues:
   License-contract research and development......    $      778,000     $      2,144,000      $      3,663,000    $   10,214,000
   Grants.........................................            56,000              209,000               100,000           414,000
   Royalties......................................                --                   --                    --           143,000
                                                     -----------------   ------------------   -------------------  ----------------
Total revenues....................................           834,000            2,353,000             3,763,000        10,771,000

Costs and expenses:
   Research and development.......................         5,059,000            5,833,000            15,340,000        21,486,000
   Selling, general and administrative............         1,572,000            1,981,000             4,710,000         5,846,000
   Loss in affiliate..............................                --               42,000                    --           370,000
                                                     -----------------   ------------------   -------------------  ----------------
Total costs and expenses..........................         6,631,000            7,856,000            20,050,000        27,702,000

Loss from operations..............................        (5,797,000)          (5,503,000)          (16,287,000)      (16,931,000)

Interest and other income (expense):

   Interest and other income......................           413,000              280,000             1,012,000           805,000
   Interest expense...............................          (669,000)            (164,000)           (1,557,000)         (201,000)
                                                     -----------------   ------------------   -------------------  ----------------

Total net interest and other income (expense).....          (256,000)             116,000              (545,000)          604,000
                                                     -----------------   ------------------   -------------------  ----------------

Net loss..........................................    $   (6,053,000)     $    (5,387,000)     $    (16,832,000)   $  (16,327,000)
                                                     =================   ==================   ===================  ================

Net loss per share - basic and diluted............    $        (0.33)     $         (0.30)     $          (0.92)   $        (0.92)
                                                     =================   ==================   ===================  ================

Shares used in computing net loss per share.......        18,370,705           18,007,535            18,273,764        17,683,254
                                                     =================   ==================   ===================  ================


See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                               Nine months ended September 30,
Operating activities:                                                           2000                    1999
                                                                        -------------------    ----------------------
    Net loss..........................................................   $   (16,832,000)      $        (16,327,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization..................................         1,355,000                  2,239,000
       Amortization of deferred compensation..........................           579,000                  1,189,000
       Loss on sale of property, plant and equipment..................                --                     25,000
       Reserve for loan receivable from affiliate.....................                --                    250,000
       Reserve for patents............................................            74,000                         --
       Stock awards...................................................           135,000                    310,000
       Non-cash interest and amortization of deferred
         financing costs on long-term debt............................         1,557,000                    212,000
       Changes in operating assets and liabilities:
          Accounts receivable.........................................         3,336,000                 (5,276,000)
          Prepaid expenses and other assets...........................            34,000                   (743,000)
          Accounts payable and accrued payroll........................          (710,000)                  (485,000)
                                                                        -------------------    ----------------------
    Net cash used in operating activities.............................       (10,472,000)               (18,606,000)

Investing activities:

    Purchases of marketable securities ...............................       (29,395,000)               (17,514,000)
    Sales of marketable securities ...................................        12,116,000                 13,893,000
    Loan to affiliate.................................................                --                   (250,000)
    Purchases of property, plant and equipment........................          (264,000)                  (501,000)
                                                                        -------------------    ----------------------
    Net cash used in investing activities.............................       (17,543,000)                (4,372,000)

Financing activities:

    Proceeds from issuance of Common Stock, less issuance costs.......         2,933,000                 18,627,000
    Proceeds from long-term debt......................................         7,500,000                  7,500,000
    Repayments of notes to officers...................................                --                  1,088,000
    Payments  for  price  protection  obligations  under  the
      Amended  Securities Agreement...................................                --                 (4,204,000)
                                                                        -------------------    ----------------------
    Net cash provided by financing activities.........................        10,433,000                 23,011,000

    Net increase (decrease) in cash and cash equivalents..............       (17,582,000)                    33,000
    Cash and cash equivalents at beginning of period..................        19,168,000                 11,284,000
                                                                        -------------------    ----------------------
    Cash and cash equivalents at end of period........................   $     1,586,000       $         11,317,000
                                                                        ===================    ======================

Supplemental disclosures:

    Cash paid for:
      State taxes.....................................................   $         4,000       $            100,000
                                                                        ===================    ======================
      Interest .......................................................   $             --      $                 --
                                                                        ===================    ======================


See accompanying notes.


                          MIRAVANT MEDICAL TECHNOLOGIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Comprehensive Income (Loss)

     For the nine months ended September 30, 2000 and 1999, comprehensive loss amounted to approximately $16.2 million and $17.3 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix Technologies Corp.

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

5.   Commitments and Contingencies

     In February 1998, the Company agreed to guaranty a term loan in the amount of $7.6 million from a bank to a director of the Company at the time. In connection with the guaranty, the former director paid to the Company transaction fees of $304,000. As of September 30, 2000, the former director has paid off the loan and the Company has been released from its guaranty.

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

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $148.0 million as of September 30, 2000. We expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued and increased spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

     Our revenues primarily reflect income earned from licensing agreements, grants and royalties from device product sales. To date, we have received no revenue from the sale of drug products and we are not permitted to engage in commercial sales of drugs or devices until such time, if ever, as we receive requisite regulatory approvals. As a result, we do not expect to record significant product sales or royalties related to such product sales until such approvals are received.

     Until we commercialize our product(s), we expect revenues to continue to be attributed to licensing agreements and grants. We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, our or our collaborative partners' ability to successfully manufacture, market and distribute our drug and device products, the level of participation of our collaborative partners in our preclinical studies and clinical trials and/or the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our products. We anticipate our operating activities will result in substantial, and possibly increasing, operating losses for the next few years.

     Pharmacia Corporation, formerly Pharmacia & Upjohn, Inc., with our assistance, is currently conducting the Phase III clinical trials for the treatment of wet age-related macular degeneration or AMD. These trials were fully enrolled in December 1999, and these patients are now in the two-year follow-up period for safety and efficacy evaluation. These patients will complete the one-year follow-up in December 2000 and the subsequent planned analysis of this data may be available in the first half of 2001. Pharmacia Corporation has assumed control of the clinical and regulatory aspects of SnET2 in ophthalmology and the related Phase III AMD clinical trials.

     We are also conducting preclinical studies of new photoselective drugs for cardiovascular diseases, in particular for the prevention and treatment of restenosis. Restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive coronary artery disease. In our dermatology program, we have developed a topical formulation to deliver a new photoselective drug through the skin and continue to conduct preclinical studies with the expectation to pursue certain clinical applications in the future. In oncology, we are conducting preclinical research of our photoselective therapy to destroy abnormal blood vessels in tumors. We are pursuing this tumor research with some of our new photoselective drugs and also investigating combination therapies with PhotoPoint and anti-angiogenic compounds. Based upon the outcome of these studies and various economic and development factors, including cost, reimbursement and the available alternative therapies, we may or may not elect to further develop PhotoPoint procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

     Under the 1998 amendments of the License Agreements with Pharmacia Corporation we were to conduct all preclinical studies and U.S. clinical trials in AMD and would be reimbursed by Pharmacia Corporation for most of the out-of-pocket expenses incurred. Pharmacia Corporation was to conduct all international clinical trials for AMD. The 1998 amendments also returned to us the rights for SnET2 in dermatology, and provided for the quarterly funding of $2.5 million for eight quarters for use in our oncology and urology programs. In January 1999, we entered into an Equity Investment Agreement, whereby Pharmacia Corporation purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. Also, in February 1999, under a separate Credit Agreement, Pharmacia Corporation extended to us up to $22.5 million in credit, which is subject to certain limitations and requirements, including interest at a variable rate, in the form of up to six quarterly loans or new loans of $3.75 million each to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. As of September 30, 2000 we have received the entire $22.5 million available under the Credit Agreement. Under the terms of the Credit Agreement and in connection with each draw-down, we were obligated to issue Pharmacia Corporation a certain number of warrants based on the amount borrowed. The exercise price of each warrant is equal to 140% of the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding the borrowing request for the related loan. In connection with the quarterly loans received, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for the last 120,000 shares. Additionally, in connection with the Equity Investment Agreement and the Credit Agreement, in February 1999 we amended the 1998 amendments of the License Agreements with Pharmacia Corporation to eliminate the remaining future cost reimbursements for oncology and urology and any future milestone payments in AMD. The amendments are referred to in this report as the 1999 Amendments.

     In February 1999, in connection with the 1999 Amendments, we refined the use of our resources to correspond with the change in cost reimbursement and assistance from Pharmacia Corporation while maintaining our core development programs. We will continue to evaluate the use of our resources in connection with our funding provisions, external resource assistance and as opportunities present themselves. In December 1999, we transitioned the majority of the operations of the Phase III AMD clinical trials, as well as drug manufacturing scale-up responsibility, to Pharmacia Corporation in accordance with the 1999 Amendments. Pharmacia Corporation is now responsible for directly funding the majority of the Phase III AMD clinical trials and drug manufacturing scale-up costs. We will continue to be responsible for some of the drug and device development and manufacturing necessary and the majority of the preclinical studies required for the new drug application or NDA submission for AMD and will be reimbursed for most of those costs in accordance with the 1999 Amendments.

Results of Operations

     Revenues. For the three months ended September 30, 2000, our revenues decreased to $834,000 from $2.4 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, our revenues decreased to $3.8 million from $10.8 million for the same period in 1999.

     For the nine months ended September 30, 2000, we recorded revenues of $3.7 million for the specific reimbursement of out-of-pocket or direct costs, including half the cost of device and drug products, incurred in preclinical studies and Phase III AMD clinical trials compared to $10.2 million for the nine months ended September 30, 1999. The decrease in license revenues for the three and nine months ended September 30, 2000, is directly attributed to the decrease in reimbursement of out-of-pocket or direct costs for the AMD program due to the December 1999 transition of the majority of the operations of the Phase III AMD clinical trials to Pharmacia Corporation in accordance with the 1999 Amendments. Pharmacia Corporation is now responsible for directly funding the majority of the Phase III AMD clinical trials and drug manufacturing scale-up costs. We will continue to be responsible for the majority of the preclinical studies and the drug and device development and manufacturing necessary for the NDA submission for AMD and will be reimbursed for most of those costs in accordance with the 1999 Amendments. As a result, we anticipate the fourth quarter 2000 and the 2001 license revenue related to the reimbursement of out-of-pocket or direct costs, as well as our related expenses, will decrease compared to 1999.

     The level of license and grant income is likely to fluctuate materially from period to period and in the future depending on the amount of reimbursable preclinical and clinical costs incurred and/or reimbursed, the extent of development activities under the 1999 Amendments and the amount of grant income awarded and expended. We currently have not been awarded any grants for 2000, nor are any grant applications currently under review. The Laserscope license agreement, which provided royalties on the sale of our previously designed device products, terminated in April 1999 and no further royalties will be received.

     Research and Development. Our research and development expenses decreased to $5.1 million for the three months ended September 30, 2000 from $5.8 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 our research and development expenses decreased to $15.3 million from $21.5 million for the nine months ended September 30, 1999. The decrease in research and development expenses for the three and nine months ended September 30, 2000 compared to the same periods in 1999 related primarily to the December 1999 transition of the majority of the operations and funding responsibility of the Phase III AMD clinical trials to Pharmacia Corporation, in addition to a decrease in salaries and depreciation expense related to research and development activities. Research and development expenses for the three and nine months ended September 30, 2000 primarily related to the preclinical studies required for an NDA submission for AMD, the cost of device and drug product used in the AMD clinical trials and development work associated with the development of existing and new drug compounds, formulations and preclinical and clinical programs. Research and development expenses for the three and nine months ended September 30, 1999 primarily related to the costs associated with the screening, treatment, monitoring and data collection of qualified individuals participating in Phase III AMD clinical trials and Phase I clinical trials for prostate cancer, and the preclinical studies and development work associated with the development of existing and new drug compounds, formulations and preclinical and clinical programs.

     Future research and development expenses may fluctuate depending on available funds, continued expenses incurred in our preclinical studies and clinical trials in our ophthalmology and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, the pharmaceutical manufacturing scale-up to expanded commercial levels and expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of existing or the commencement of new preclinical studies and clinical trials and the development of new drug compounds and formulations.

     Selling, General and Administrative. For the three months ended September 30, 2000, selling, general and administrative expenses decreased to $1.6 million from $2.0 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses decreased to $4.7 million from $5.8 million for the same period in 1999. The overall decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2000 compared to the same periods in 1999 is primarily due to a decrease in compensation expense associated with options and warrants issued to consultants and a decrease in rent expense as a result of subleasing one of our buildings in December 1999.

     Future selling, general and administrative expenses are expected to remain consistent with prior years and may fluctuate depending on available funds, and the support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and warrants granted to consultants and expenses for general corporate matters.

     Loss in Investment in Affiliate. In connection with the $2.0 million line of credit we have provided to our affiliate, Ramus Medical Technologies or Ramus, we have recorded a reserve for the entire $2.0 million outstanding credit line balance plus accrued interest as of September 30, 2000. The $370,000 expense recorded in 1999 represents a reserve for the final amount of borrowings plus accrued interest under the credit line.

     Interest and Other Income. Interest and other income increased to $413,000 for the three months ended September 30, 2000 from $280,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 interest and other income increased to $1.0 million from $805,000 for the nine months ended September 30, 1999. The fluctuations in interest and other income are directly related to the levels of cash and marketable securities earning interest. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

     Interest Expense. Interest expense increased to $669,000 for the three months ended September 30, 2000 from $164,000 for the same period in 1999. Interest expense increased to $1.6 million for the nine months ended September 30, 2000 from $201,000 for the same period in 1999. The increase for both the three and nine month periods is directly related to the amount of borrowings under the Credit Agreement with Pharmacia Corporation and the value of the warrants issued in connection with the borrowings. Interest expense may fluctuate in the future based on the interest rate related to the borrowings and the balance of such borrowings.

Liquidity and Capital Resources

     Since inception through September 30, 2000, we have accumulated a deficit of approximately $148.0 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia Corporation's purchases of Common Stock and credit arrangements. As of September 30, 2000, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $223.0 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future.

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

     In January 1999, under the Equity Investment Agreement, Pharmacia Corporation purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million. In February 1999, in accordance with the Credit Agreement, Pharmacia Corporation also extended to us up to $22.5 million in credit to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. We are able to issue promissory notes for the amounts borrowed until December 2000. Beginning in 2001, we will be able to issue promissory notes for the quarterly interest due for any quarter in which our adjusted net earnings, as described by the Credit Agreement, is less than the quarterly interest due. The ability to issue promissory notes may also be restricted by certain sales of our equity securities. The promissory notes for both principal and interest mature in June 2004 and, at our option, can be repaid in the form of our Common Stock, subject to certain limitations and restrictions as defined by the Credit Agreement. The promissory notes accrue interest at the prime rate, which was 9.50% at September 30, 2000. As of September 30, 2000, in accordance with the Credit Agreement, we have received all six quarterly loans for a total of $22.5 million available under the Credit Agreement. In accordance with the Credit Agreement, we have issued promissory notes to Pharmacia Corporation for the loan amounts received and issued additional promissory notes for a total of $1.7 million for the related interest due on each of the quarterly due dates through September 30, 2000. In connection with the quarterly loans received, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for 120,000 shares. The warrants to purchase 360,000 shares of Common Stock are callable by us if the average closing prices of the Common Stock for 30 trading days, preceding such request, exceeds the related warrant exercise price.

     In February 1998, we agreed to guaranty a term loan in the amount of $7.6 million from a bank to a director of ours at the time. In connection with the guaranty, the former director paid to Miravant transaction fees of $304,000. As of September 30, 2000, the former director has paid off the loan and we have been released from our guaranty.

     In addition to receiving funds through private and public stock offerings, we have also received funding through the exercise of warrants and stock options. Through the nine months ended September 30, 2000, we have received $2.9 million in proceeds from warrant and option exercises. Based on the exercise prices, expiration dates and call features contained in certain warrants, and depending on the market value of our Common Stock, we may receive additional funding through the exercise of these outstanding warrants and stock options in the future.

     For the nine months ended September 30, 2000 and September 30, 1999 we required cash for operations of $10.5 million and $18.6 million, respectively. The decrease in cash required for operations for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was due primarily to the timing of the funds received from Pharmacia Corporation for reimbursable research and development costs.

     For the nine months ended September 30, 2000 and September 30, 1999 net cash used in investing activities was $17.5 million and $4.4 million, respectively. The funds used for investing activities were used to purchase investments to maximize the interest earned on our cash balances and the amounts were based on an analysis of the funds available for investment.

     For the nine months ended September 30, 2000 and September 30, 1999 net cash provided by financing activities was $10.4 million and $23.0 million, respectively. Cash provided by financing activities for the nine months ended September 30, 2000 was related to the $7.5 million received from Pharmacia Corporation under the Credit Agreement and $2.9 million provided by warrant and option exercises. Cash provided by financing activities for the nine months ended September 30, 1999 was primarily attributed to Pharmacia Corporation's $19.0 million equity investment and $7.5 million received under the Credit Agreement which was offset by the payment of $4.2 million under the price protection provisions of the Amended Securities Purchase Agreement.

     We invested a total of $9.4 million in property and equipment from 1996 through September 30, 2000. During 1998, we entered into a new lease agreement for an additional facility, which we subleased in December 1999. Based on available funds, we may continue to purchase property and equipment in the future as we expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

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

     Although we anticipate that we have sufficient cash to fund our operations through September 30, 2001, our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing scale-up, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     o Our ability to raise funds in the future through public or private financings, collaborative arrangements or from other sources;
     o Our requirement to allocate 50% of the net proceeds from public or private financings towards the repayment of the funds received under the Credit Agreement;
     o The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs with us in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     o The amount of funds received from outstanding warrant and stock option exercises;
     o    Our ability to maintain our existing collaborative arrangements;
     o Our ability to liquidate our equity investments in Ramus, Xillix or other assets;
     o Our requirement to allocate 100% of the net proceeds from the liquidation of an existing asset towards the repayment of the funds received under the Credit Agreement; and
     o Our ability to collect the loan provided to Ramus under their credit agreement with us.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.
                           27.1 Financial Data Schedule - EDGAR filing.

                  (b)      Reports on Form 8-K.
                           Form 8-K dated July 14, 2000, Other Events - Item 5: announcing that the Board of Directors of Miravant Medical Technologies approved the adoption of a Preferred Stock Rights Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                         Miravant Medical Technologies

Date:    November 13, 2000               By: /s/ John M. Philpott
                                             -----------------------
                                                 John M. Philpott
                                                 Chief Financial Officer
                                                (on behalf of the Company and as
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer)

                                INDEX TO EXHIBITS

27.1            Financial Data Schedule.