Form 10-K
period 2000-12-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2001-03-30
CIK 933745

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

                   For the fiscal year ended December 31, 2000

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

                          Common Stock, $.01 Par Value

                          Common Share Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of voting stock held by non-affiliates as of March 12, 2001 based upon the last sale price of the Common Stock of $8.00 per share, as reported on the Nasdaq National Market, was approximately $112,891,064. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person, who has filed a Schedule 13D or 13G, is an affiliate.

     The number of shares of Common Stock outstanding as of March 12, 2001 was 18,582,750.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders scheduled to be held on June 26, 2001. A copy of the proxy statement may be obtained, when available, upon written request to the Corporate Secretary, Miravant Medical Technologies, 336 Bollay Drive, Santa Barbara, CA 93117.

                          MIRAVANT MEDICAL TECHNOLOGIES

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                     PART I

Item     1.    Business ...........................................................................................4
Item     2.    Properties .........................................................................................20
Item     3.    Legal Proceedings...................................................................................21
Item     4.    Submission of Matters to a Vote of Security-Holders.................................................21

                                     PART II

Item     5.    Market for Registrant's Common Equity and Related Stockholder Matters...............................22
Item     6.    Selected Consolidated Financial Data................................................................23
Item     7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............24
Item     7A.   Qualitative and Quantitative Disclosures About Market Risk..........................................46
Item     8.    Financial Statements and Supplementary Data.........................................................46
Item     9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................66

                                    PART III

Item     10.   Directors and Executive Officers of the Registrant .................................................67
Item     11.   Executive Compensation..............................................................................67
Item     12.   Security Ownership of Certain Beneficial Owners and Management......................................67
Item     13.   Certain Relationships and Related Transactions......................................................67

                                    PART IV

Item     14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................68


                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. See "--Risk Factors", included in Item 7, for a discussion of certain risks, including those relating to our operating losses, our early stage of development and our products, strategic collaborations, risks related to our industry and forward-looking statements.

ITEM 1.  BUSINESS

General

     Miravant Medical Technologies is developing light activated drugs and associated devices for a medical procedure called photodynamic therapy. We have branded our proprietary version of photodynamic therapy as PhotoPoint(TM). PhotoPoint therapy integrates our drugs with our light producing components and light delivery devices to achieve a photochemical effect on targeted diseased cells and blood vessels. We believe that PhotoPoint therapy is a platform technology that has the potential to be a safe and effective treatment for a broad range of diseases including those in ophthalmology, oncology, cardiology and dermatology. We are currently conducting a variety of preclinical studies in each of these areas and are supporting human clinical trials in ophthalmology with our lead drug candidate, SnET2, or tin ethyl etiopurpurin.

Background

     Photodynamic therapy is generally a minimally invasive medical procedure that uses photoselective, or light activated, drugs to treat or diagnose disease. The technology involves three components: photoselective drugs, light producing devices and light delivery devices.

     Our photoselective drugs have the capability to transform light energy into chemical energy. This action is similar to that of chlorophyll in green plants.

     When administered to the body, our drugs tend to preferentially accumulate in fast growing, or hyperproliferating cells. Specific diseases, such as cancer and psoriasis, are characterized by general cellular hyperproliferation while other diseases may also have certain hyperproliferative components. For example, certain ophthalmic diseases are caused by a proliferation of new blood vessels in the back of the eye and certain cardiovascular diseases are caused by a proliferation of scar tissue within the coronary arteries.

     Photoselective drugs are inactive until exposed to a dose of light of a specific wavelength. The dose of light represents the number of photons delivered over time and the wavelength corresponds to the color of the light. Since different drugs will respond to various doses and wavelengths of light, we have designed our drugs to respond to the particular wavelength of light that will best penetrate the biological environment of targeted diseased cells. When the drug and light interact within a cell, a type of reactive oxygen is produced that can lead to cell death. The extent of cell death may be controlled by varying the doses of drug and light and the relative timing of their administration. The result is a process that can potentially destroy problem cells and blood vessels with minimal damage to surrounding normal tissues and vessels.

     Low-power, non-thermal light can be used to activate photoselective drugs. As a result, there is little or no risk of thermal damage to surrounding tissue, as with traditional thermal lasers. The light is typically generated by lasers, or for certain applications, non-coherent light sources, which have been specifically modified for use in photodynamic therapy. The light is often delivered from the light source to the patient via specially designed fiber optics. These fiber optic light delivery devices produce patterns of light for different disease applications and can be channeled into the body for internal applications.

Industry

     As early as 1900, scientists observed that certain compounds localized in tissues would elicit a response to light. Since the mid-1970s, various aspects of photodynamic therapy have been studied and established in humans. Photodynamic therapy is currently being studied by a variety of companies, physicians and researchers around the world for the treatment of a broad range of disease applications. We believe that industry development has been hindered by various drawbacks, including inconsistent drug purity and performance and costly, difficult-to-maintain lasers and non-integrated drug and device development. We are addressing these issues as part of our business strategy and in our development programs.

Business Strategy

     Our strategy is to apply PhotoPoint therapy as a primary treatment where appropriate or in combination with other therapies such as surgery, radiation, chemotherapy or drug therapy to achieve superior clinical results. Although the potential applications for PhotoPoint therapy are numerous, our primary focus at this time is to develop PhotoPoint therapy for clinical use in the disease areas where there are large potential market opportunities and/or unmet medical needs. We believe that the commercial success will depend upon safety and efficacy outcomes, regulatory approvals, competition, third-party reimbursements and other factors such as the manufacturing, marketing and distribution of our products. At this time, we intend to develop our business as a research and development company with limited manufacturing and marketing capabilities. For large scale manufacturing, marketing and distribution activities, we plan to have or seek strategic collaborations with pharmaceutical and medical device partners who already have significant and established capabilities in the therapeutic areas.

Technology and Products

     We are developing synthetic photoselective drugs together with software-controlled, portable light producing devices and fiber optic light delivery and measurement devices for the application of PhotoPoint therapy to a broad range of disease indications. We believe that by being an expert in both PhotoPoint drugs and devices, and by integrating the development of these technologies, we can produce easy-to-use PhotoPoint therapy systems, which offer the potential for predictable and consistent results.

     Drug Technology. We hold exclusive license rights under certain United States and foreign patents to several classes of synthetic, photoselective compounds, subject to certain governmental rights, as described under the heading Patents and Proprietary Technology. From our classes of compounds, we have selected SnET2 as our leading drug candidate and have used SnET2 in each of our clinical trials to date. We have granted to Pharmacia Corporation an exclusive, worldwide license to use SnET2 in the field of photodynamic therapy for disease indications in the fields of ophthalmology, oncology and urology. We are developing other potential photoselective drugs for additional disease applications and future partnering opportunities.

     We believe that our synthetic photoselective drugs may provide the following benefits:

     * Predictable. The synthetic nature of our photoselective compounds permits us to design drugs with molecular structures and characteristics that may facilitate consistency in clinical treatment settings, as well as predictability in manufacturing and quality control.
     * Side effects. Treatments with our drug SnET2 to date have been generally well-tolerated, with the primary side effect being a mild, transient skin photosensitivity in some patients.
     * Versatile. We can synthesize drugs with specific characteristics, such as activation by a particular wavelength of light. This versatility provides us with the potential to design our drugs for particular disease conditions and to take advantage of semiconductor light technology.

     Light Producing Devices. We have synthesized our drugs to be activated by light produced by reliable and relatively inexpensive light sources. Our light technologies include software-controlled microchip diodes, light emitting diode, or LED, arrays and non-thermal lasers and lamps. We are collaborating with Iridex Corporation, or Iridex, on the development of light producing devices for PhotoPoint therapy in ophthalmology and have co-developed a portable, solid-state diode light device, which is currently being used in clinical trials in ophthalmology.

     We believe that our diode and LED array devices offer advantages over laser technology historically used in photodynamic therapy. For example, our software-controlled designs offer reliability and built-in control and measuring features. In addition, our diode systems, which are about the size of a desktop computer, are smaller and more portable than traditional laser systems. We believe that our diode systems may offer light producing devices that will be more affordable and convenient than surgical laser systems historically used in photodynamic therapy.

     Light Delivery and Measurement Devices. We are developing and manufacturing light delivery and measurement devices, including a wide variety of fiber optic light delivery devices with specialized tips for use in PhotoPoint therapy. These devices must be highly flexible and appropriate for endoscopic use and must be able to deliver unique patterns of uniform, diffuse light for different disease applications. Some of our products include microlenses that produce a tiny flashlight beam for discrete surface lesions, the Flex(R) cylinder diffuser which delivers light in a radial pattern along a flexible tip for sites such as the esophagus and spherical diffusers which emit a diffuse ball of light for sites such as the bladder or nasopharynx. Some of our light delivery devices have been used in our clinical trials. We have also developed light measurement devices for PhotoPoint therapy including devices that detect wavelength and fluorescence to facilitate the measurement of light or drug dose.

Targeted Diseases and Clinical Trials

     We believe that our PhotoPoint therapy has potential in a wide range of applications. We have selected, based upon regulatory, clinical and market considerations, a number of disease applications, discussed below, on which to focus. Of these applications, age-related macular degeneration, or AMD, currently represents our highest priority, and represents the primary collaborative effort with our corporate partner Pharmacia Corporation. Our decision to proceed to clinical trials in any application depends upon such factors as the results of preclinical studies, governmental regulatory communications, competitive factors, corporate partner commitment and resources, economic considerations and our overall business strategy.

Ophthalmology

     We believe that our PhotoPoint therapy has the potential to treat a variety of ophthalmic disorders, including conditions caused by neovascularization, such as AMD, as well as other ophthalmic conditions. Neovascularization in the eye is a condition in which new blood vessels grow abnormally under the surface of the retina or other parts of the eye. These fragile vessels can hemorrhage, causing scarring and damage to the nerve tissue and lead to loss of vision. AMD is the leading cause of blindness in Americans over age 50. We are supporting human clinical trials for the treatment of choroidal neovascularization associated with AMD. We targeted this area because it was an unmet medical need with a large potential market size, and has the potential for expedited review by governmental regulatory bodies. We are collaborating with Pharmacia Corporation on the co-development of SnET2 in ophthalmology and are collaborating with Iridex, through its subsidiary company, Iris Medical Instruments, Inc., on the co-development of light devices in this field. In June 1998, SnET2 received fast track designation from the U.S. Food and Drug Administration, or FDA, for the treatment of choroidal neovascularization associated with AMD. Under the FDA Modernization Act of 1997, the FDA gives fast track designation to drugs and devices that treat serious or life-threatening conditions that represent unmet medical needs. The designation means that data can be submitted during the clinical trial process based on clinical or surrogate endpoints that are likely to predict clinical benefit, and the FDA can expedite its regulatory review. We began Phase III clinical trials for AMD in the United States in the fourth quarter of 1998 and the clinical trial enrollment was subsequently closed in December 1999. Under our License Agreement with Pharmacia Corporation, they are responsible for the Phase III AMD clinical trials, as well as determining when and if to file for marketing approval with the FDA. In January 2001, we announced that Pharmacia Corporation performed an interim analysis of the 12-month patient data, and has elected to continue the clinical trials to their 24-month conclusion in December 2001. Subsequently, a full analysis of safety and efficacy data will be performed and a determination of the status of the SnET2 AMD program will be made. In addition, we have conducted preclinical studies for the treatment of other ophthalmic diseases such as corneal neovascularization, glaucoma and diabetic retinopathy.

Cardiovascular Disease

     We are investigating the use of PhotoPoint therapy for the treatment of cardiovascular disease, including restenosis. Restenosis is the re-narrowing of arteries following balloon angioplasty due to cellular overgrowth which can lead to recurrence of severe symptoms and heart failure. A common procedure for widening a blocked coronary artery is balloon angioplasty followed by the placement of a stent. Preclinical studies with PhotoPoint therapy indicate that certain photoselective drugs may be preferentially retained in hyperproliferating cells in arterial walls and lipid-rich components of arterial plaques. Data from these preclinical studies suggest that PhotoPoint therapy may aid in the prevention and treatment of restenosis by inhibiting the aggressive overgrowth of cells that block arteries. We are conducting preclinical studies using new drug candidates and light delivery catheters for the prevention of restenosis, as well as early preclinical studies for other cardiovascular diseases such as vascular graft intimal hyperplasia and diffuse atherosclerosis.

Dermatology

     A number of dermatological, or skin, disorders have shown potential for treatment with PhotoPoint therapy. One of these is psoriasis, a non-cancerous chronic and potentially debilitating skin disorder. We are currently developing a topical gel formulation of a new photosensitizer for psoriasis and other dermatological diseases. We expect to file an Investigational New Drug application or IND, with the FDA and to begin Phase I clinical trials of the topical drug in 2001. We are continuing to evaluate other dermatology indications and may advance to clinical trials based on the progress of the development of the topical photosensitizers, results of preclinical studies, communications with governmental regulatory agencies, potential market considerations and other factors.

Oncology

     Cancer is a large group of diseases characterized by uncontrolled growth and spread of hyperproliferating cells, and the treatment of cancer is called oncology. We have targeted this area because of the large potential market size as well as the potential for certain cancer treatments to receive expedited review by governmental regulatory bodies.

     We continue to conduct research in oncology. This research includes further exploration of the mechanism of action of PhotoPoint therapy at the cellular and tissue level, the effect of PhotoPoint therapy on tumor vasculature and evaluation of new photosensitizers in solid tumor models.

     Prostate Cancer. Prostate cancer is the most common malignancy in American men, and mortality from it is second only to lung cancer. Prostate cancer generally progresses slowly and 58% of all prostate cancers are discovered while still localized (cancer has not spread beyond the prostate gland). We have completed a Phase I clinical trial using SnET2 in patients with localized prostate cancer. The data from this study are presently being analyzed.

     Other Cancers. We have an existing oncology IND for our drug SnET2, under which we may choose to submit protocols for clinical trials in oncology indications. Under this IND we conducted trials for treatment of certain basal cell carcinomas, cutaneous metastatic breast cancer, or CMBC and for treatment of AIDS-related Kaposi's sarcoma. During 1998, we announced that we would no longer pursue the commercialization of SnET2 for treating CMBC. This decision was made because of business considerations, such as the need for increased internal resources for a small CMBC market, increased costs of meeting regulatory approval requirements and a lack of a committed marketing partner for this disease indication. We discontinued trials in basal cell carcinoma and AIDS-related Kaposi's sarcoma for similar reasons and renewed focus on large market opportunities and those with significant unmet medical needs. The data and experience we obtained from these clinical trials has provided an invaluable amount of information on our PhotoPoint treatment in cancer and has enabled us to advance in preclinical studies for the treatment of solid tumors.

Other Disease Areas

     We are investigating the use of PhotoPoint therapy in additional disease areas. Our decision to proceed to clinical trials depends upon such factors as preclinical results, FDA communications, competitive factors, corporate partner commitment and the availability of financial and internal resources, economic considerations and our overall business strategy. Our intent is to focus our activities and resources on disease applications which represent large markets and/or significant unmet medical needs.

Strategic Collaborations

     We are pursuing a strategy of establishing license agreements and collaborative arrangements for the purpose of securing exclusive access to drug and device technologies, funding development activities and providing market access for our products. We seek to obtain from our collaborative partners exclusivity in the field of photodynamic therapy and to retain certain manufacturing and co-development rights. We intend to continue to pursue this strategy where appropriate in order to enhance in-house research programs, facilitate clinical trials and gain access to distribution channels and additional technology.

Definitive Collaborative Agreements

Pharmacia Corporation

     We have had a collaborative relationship with Pharmacia Corporation relating to the development and commercialization of SnET2 since 1994. Our current relationship with Pharmacia Corporation is critical to our ophthalmology program.

     Our original SnET2 license agreements with Pharmacia Corporation entered into in 1994 and 1995 provided for:

     * The co-development of, and exclusive marketing rights to, SnET2 in the fields of oncology, urology and dermatology;
     *    A $13.0 million equity investment in Miravant; and
     *    Formulation of the SnET2 drug product.

     In  1996,   these   agreements   were  amended  to  include  the  field  of
ophthalmology.

     In June 1998, significant amendments, referred to as the 1998 Amendments, were made resulting in:

     * An additional financial commitment by Pharmacia Corporation to our oncology and urology programs, providing us with $2.5 million per quarter for eight (8) quarters;
     *    Additional flexibility in our oncology and urology programs;
     * Increased reimbursement commitment by Pharmacia Corporation to our AMD ophthalmology program, which provided for the reimbursement of most out-of-pocket expenses;
     * The development and marketing rights for SnET2 in dermatology reverting back to Miravant; and
     *    Transfer of the formulation of the SnET2 drug product to Fresenius AG.

     In February 1999, the agreements were again amended and supplemented, collectively referred to as the 1999 Amendments, as follows:

     * Pharmacia Corporation increased its participation in ophthalmology by assuming operational control of the clinical and regulatory aspects of the joint ophthalmic programs, including AMD;
     * We agreed to transfer to Pharmacia Corporation our ophthalmology IND and related filings necessary for conducting SnET2 ophthalmology clinical trials;
     * Pharmacia Corporation made an additional $19.0 million equity investment in Miravant, referred to as the Equity Investment Agreement, and extended a line of credit to Miravant of $22.5 million, referred to as the Credit Agreement;
     * Eliminated future AMD milestone payments and eliminated the remaining six (6) $2.5 million quarterly funding payments for our oncology and urology programs, specified in the 1998 Amendments; and
     * Added a right of first negotiation by Pharmacia Corporation to SnET2 marketing rights in the cardiovascular field, subject to certain limitations.

     In January 2001, we signed a non-binding letter of intent with Pharmacia Corporation to provide us with up to an additional $20.0 million of funding. The terms and conditions under which any funding will be available to us are subject to further negotiations, which are currently ongoing. As discussions continue with Pharmacia Corporation regarding the additional funding, there can be no assurance that the negotiations will be successful or that we will be able to enter into a definitive agreement.

     License Agreements. Under the 1995 development and license agreement as amended in 1996, 1998 and 1999, described above, collectively referred to as the License Agreements, we have granted to Pharmacia Corporation an exclusive, worldwide license to use, distribute and sell SnET2 for use in PhotoPoint therapy in the fields of ophthalmology, oncology, urology, and a right of first negotiation for SnET2 in cardiovascular diseases.

     Under the License Agreements:

     * Pharmacia Corporation is responsible for conducting certain aspects of clinical trials involving SnET2 and to fund certain other current and future preclinical studies and clinical trials conducted by us involving SnET2;
     * We are entitled to receive royalties on the sale of SnET2, payments for certain contemplated indications upon the achievement of certain milestones and reimbursement for certain expenses;
     * Pharmacia Corporation has agreed to promote, market and sell SnET2 in certain fields, subject to certain limitations, to refrain from developing or selling other photodynamic therapy drugs in the fields covered by the License Agreements during the agreement term; and
     * Pharmacia Corporation has a right of first negotiation with respect to the marketing rights to any new photodynamic therapy drug developed by Miravant in the fields covered by the License Agreements, as well as a right of first negotiation for SnET2 for cardiovascular indications.

     With respect to ophthalmology, the License Agreements remain in force for the duration of the patents related to SnET2 or for a period of ten (10) years from the first commercial sale of SnET2 on a country-by-country basis, whichever is longer. After those periods have expired, Pharmacia Corporation will have an irrevocable, royalty-free, non-exclusive license to SnET2. With respect to oncology and urology, the License Agreement remains in force for so long as Pharmacia Corporation is required to pay royalties, and, under certain provisions, either party may terminate the agreement.

     Equity Investment Agreement. In connection with the 1999 Amendments, we entered into the Equity Investment Agreement, under which Pharmacia Corporation purchased from us 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million. This agreement is in addition to the 1994 and 1995 stock purchase agreements, under which Pharmacia Corporation purchased a total of 725,001 shares of Common Stock from us for a total of $13.0 million. Currently, Pharmacia Corporation holds a total of 1,861,534 shares of Common Stock and a total of 360,000 warrants to purchase Common Stock.

     Credit Agreement. In connection with the 1999 Amendments, we entered into the Credit Agreement under which Pharmacia Corporation extended to us up to $22.5 million in the form of six (6) quarterly term loans to be used to support Miravant's ophthalmology, oncology and other development programs, as well as for general corporate purposes, subject to certain affirmative, negative and financial covenants and requirements. As of December 31, 2000, we have received the entire $22.5 million available under the Credit Agreement. In connection with the quarterly loans received, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for the last 120,000 shares. These warrants expire five (5) years from the date of issuance.

     Warrant Agreement. In connection with the 1999 Amendments, we entered into the Warrant Agreement. The 360,000 warrants that have been issued in connection with the quarterly loans, as stated above, have been issued under the terms and conditions of the Warrant Agreement. Under this agreement, if the average closing price of our Common Stock for thirty (30) trading days exceeds the exercise price of the warrants, we are entitled to cause Pharmacia Corporation to exercise the related warrants, under the terms specified in the agreement.

     Drug Supply Agreement. Under a Drug Supply Agreement we agreed to manufacture, or have manufactured, and supply to Pharmacia Corporation, upon specified payment terms, their requirements of SnET2 in finished pharmaceutical form for clinical and commercial purposes in the area of photodynamic therapy in the fields contained in the License Agreements. The Drug Supply Agreement remains in force for the duration of the patents related to SnET2 or for a period of ten (10) years from the first commercial sale of SnET2 on a country-by-country basis, whichever is longer, subject to termination under limited circumstances. Upon termination, we have agreed to continue to provide SnET2 to Pharmacia Corporation on terms to be negotiated by the parties.

     Device Supply Agreements. We have entered into two Device Supply Agreements with Pharmacia Corporation. Under one Device Supply Agreement, we appointed Pharmacia Corporation as a non-exclusive worldwide distributor of certain instruments developed, manufactured or licensed by Miravant that produce, deliver or measure light, collectively known as light devices, for use with SnET2 in photodynamic therapy for use in the fields of oncology and urology. Under the other Device Supply Agreement, we appointed Pharmacia Corporation as an exclusive worldwide distributor of certain instruments developed, manufactured or licensed by Miravant that produce, deliver or measure light, collectively known as light devices, for use with SnET2 in photodynamic therapy for use in the field of ophthalmology. The Device Supply Agreements provide for the sale by Miravant to Pharmacia Corporation of light devices at specified rates and we are responsible for the development and regulatory approval of the light devices. During the term of the Device Supply Agreements, Pharmacia Corporation is prohibited from developing, manufacturing or purchasing from third parties these light devices or distributing or selling them for use with any photodynamic drug other than SnET2. If we decide not to or are unable to manufacture or supply a particular light device, Pharmacia Corporation is entitled to manufacture that device. The License Agreements remain in force for the duration of the patents related to SnET2 or for a period of ten (10) years from the first commercial sale of SnET2 on a country-by-country basis, whichever is longer, subject to termination under limited circumstances.

Iridex Corporation

     In May 1996, we entered into a co-development and distribution agreement with Iridex, a leading provider of semiconductor-based laser systems to treat eye diseases. The agreement generally provides:

     * Miravant with the exclusive right to co-develop with Iridex light producing devices for use in photodynamic therapy in the field of ophthalmology;
     * We will conduct clinical trials and make regulatory submissions with respect to all co-developed devices and Iridex will manufacture all devices for these trials, with costs shared as set forth in the agreement; and
     * Iridex will have an exclusive, worldwide license to make, distribute and sell all co-developed devices, on which it will pay us royalties.

     The agreement remains in effect, subject to earlier termination in certain circumstances, until ten (10) years after the date of the first FDA approval of any co-developed device for commercial sale, subject to certain renewal rights. The light producing device used in AMD clinical trials was co-developed with Iris Medical Instruments Inc., a subsidiary of Iridex, under this agreement, and the commercialization of this device is governed in part by this agreement.

The University of Toledo, The Medical College of Ohio and St. Vincent Medical Center

     In July 1989, we entered into a License Agreement with the University of Toledo, the Medical College of Ohio and St. Vincent Medical Center, of Toledo, Ohio, collectively referred to as Toledo. This agreement provides us with exclusive, worldwide rights:

     * To make, use, sell, license or sublicense certain photoselective compounds, including SnET2 covered by certain Toledo patents and patent applications, or not covered by Toledo patents or patent applications but owned or licensed to Toledo and which Toledo has the right to sublicense;
     * To make, use, sell, license or sublicense certain of the compounds for which we have provided Toledo with financial support; and
     *    To make,  use or sell any  invention  claimed  in  Toledo  patents  or applications and any composition, method or device related to compounds conceived or developed by Toledo under research funded by Miravant.

     The agreement further provides that we pay Toledo royalties on the revenues we receive from the sales or sublicenses of product covered by this agreement. To date no royalties have been paid or accrued since no drug or related product have been sold. Under the agreement, we are required to satisfy certain development and commercialization objectives. This agreement terminates upon the expiration or non-renewal of the last patent which may issue under this agreement, currently 2013. By the terms of the agreement, the license extends upon issuance of any new Toledo patents. We do not have contractual indemnification rights against Toledo under the agreement. Some of the research relating to the compounds covered by the License Agreement, including SnET2, has been or is being funded in part by certain governmental grants under which the United States Government has or will have certain rights in the technology developed, including the right under certain circumstances to a non-exclusive license or to require Miravant to grant an exclusive license to a third party. For a description of governmental rights, see Patents and Proprietary Technology.

Fresenius AG

     Formulation Agreement. In August 1994, we entered into a supply contract with Pharmacia Corporation to develop an emulsion formulation suitable for intravenous administration of SnET2. Effective November 30, 1998, Pharmacia Corporation's rights and obligations under the Formulation Agreement were assigned to Fresenius Kabi LLC, a subsidiary of Fresenius AG, or Fresenius, as part of an Asset Transfer Agreement between Pharmacia Corporation and Fresenius. The operating terms of the Formulation Agreement were not changed as part of the assignment and the terms are as follows:

     *    They agreed to be our exclusive supplier of such emulsion products;
     *    They  agreed  to   manufacture   and  supply  all  of  our   worldwide
          requirements of certain emulsion formulations containing SnET2; and
     * They agreed not to develop or supply formulations or services for use in any photodynamic therapy applications for any other company.

     This agreement continues  indefinitely except that it may be terminated ten
(10) years after the first commercial sale of SnET2. Additionally, we understand that Pharmacia Corporation also has a supply agreement with Fresenius for the final formulation and supply of SnET2 and has no obligation to acquire SnET2 through us.

Ramus Medical Technologies

     In December 1996, our wholly owned subsidiary, Miravant Cardiovascular, Inc., entered into a co-development agreement with Ramus Medical Technologies, or Ramus, an innovator in the development of autologous tissue stent-grafts for vascular bypass surgeries. Generally the agreement provides us with the exclusive rights to co-develop our photodynamic therapy technology with Ramus' proprietary technology in the development of autologous vascular grafts for coronary arteries and other vessels. Ramus shall provide, at no cost to us, products for use in preclinical studies and clinical trials with all other preclinical and clinical costs to be paid by us. The agreement remains in effect until the later of ten (10) years after the date of the first FDA approval of any co-developed device for commercial sale, or the life of any patent issued on a co-developed device, subject to certain renewal rights. Currently, there are no active collaborative projects.

     In conjunction with the co-development agreement, we purchased a $2.0 million equity interest in Ramus, and obtained an option to acquire the remaining shares of Ramus. We have declined to exercise this option and the option period has now expired. Further, we have first refusal rights and pre-emptive rights for any issuance of new securities, whether debt or equity, made by Ramus. Additionally, we entered into a revolving credit agreement with Ramus, which provided Ramus with the ability to borrow up to $2.0 million. As of December 31, 2000, the entire $2.0 million has been fully utilized and we have reserved for the entire outstanding balance of principal and accrued interest. The revolving credit agreement, which was due in full in March 2000, has been subsequently extended to a period in the future, for which the terms of the extension are currently being negotiated.

Xillix Technologies Corp.

     In June 1998, we purchased an equity interest in Xillix Technologies Corp., or Xillix. We received 2,691,904 shares of Xillix common stock in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock. In conjunction with the investment, we also entered into an exclusive strategic alliance agreement with Xillix to co-develop proprietary systems incorporating PhotoPoint therapy and Xillix's fluorescence imaging technology for diagnosing and treating early stage cancer and pre-malignant tissues. The agreement provides that both companies will own co-developed products and will share the research and development costs associated with the development program. Xillix will receive drug royalty payments from us based on the sale of our drugs used in conjunction with the co-developed technology. Currently, there are no active collaborative projects.

Laserscope

     In April 1992, we entered into a seven (7) year license and distribution agreement with Laserscope, a surgical laser company. Under this agreement, among other terms:

     * We granted to Laserscope rights to manufacture and sell a dye laser module developed by us;
     * We retained the right to manufacture and sell this system for use with our own photoselective drugs; and
     * Laserscope agreed to pay to us a license fee and royalties on Laserscope's sales.

     We had developed this light producing device prior to the development of our current diode light systems. This agreement terminated in April 1999; Laserscope now holds a fully paid-up, non-exclusive license to use the dye laser technology.

Letter Agreements

     Miravant has also entered into letter agreements with Boston Scientific Corporation, or BSC, Chiron Diagnostics, or Chiron, Cordis Corporation, or Cordis, and Medicis Pharmaceutical Corporation, or Medicis. We have not yet entered in any definitive agreements, nor are there currently any active projects with BSC, Chiron, Cordis or Medicis. There is no assurance that definitive agreements will be entered into or that further evolution of these collaborations will continue.

Research and Development Programs

     Our research and development programs are devoted to the discovery and development of drugs and devices for PhotoPoint therapy. These research
activities  are  conducted   in-house  in  our  pharmaceutical  and  engineering
laboratories or elsewhere in collaboration with medical or other research institutions or with other companies. We have expended, and expect to continue to spend, substantial funds on our research and development programs.

     Our pharmaceutical research program is focused on the ongoing evaluation of our proprietary compounds for different disease applications. Among our outside or extramural research, we are conducting preclinical studies at various academic and medical research institutions in the United States. We are also active in the research and development of devices for PhotoPoint therapy. These programs include development of fiber optic light delivery devices, as well as light sources. Device research and development is presently conducted either in-house or in collaboration with partners.

     We have pursued and been awarded various government grants and contracts. These grants have been sponsored by the National Institutes of Health and/or the Small Business Innovative Research Administration, which complement our research efforts and facilitate new development.

Manufacturing

     Our strategy is generally to retain manufacturing rights and maintain pilot manufacturing capabilities and, where appropriate due to financial and production constraints, to partner with leading pharmaceutical and medical device companies for certain elements of our manufacturing processes. We are licensed by the State of California to manufacture bulk drug substance at our Santa Barbara, California facility for clinical trial use. We currently manufacture SnET2 drug substance, the process up to the final formulation and packaging step, and have the ability to manufacture light producing devices and light delivery devices and conduct other production and testing activities, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug, light producing and light delivery products and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities. Although most of our materials and components are available from various sources, we are dependent on certain suppliers for key materials or services used in our drug and light producing and light delivery device development and production operations. One supplier is Fresenius, which processes our SnET2 drug substance into a sterile injectable formulation and packages it in vials for distribution by Miravant or Pharmacia Corporation. We expect to continue to develop new drugs and new drug formulations both in-house and using external suppliers, which may or may not have similar dependencies on suppliers. Another supplier is Iridex which currently provides the light producing devices used in our AMD clinical trials and for commercial use.

     Prior to our being able to supply drugs or devices for commercial use, our manufacturing facilities, as well as the Iridex and Fresenius manufacturing facilities, must comply with Good Manufacturing Practices, or GMPs, which we are currently in compliance with. Prior to commercial sales of our drug and device products, these facilities all will have to be approved by the FDA. We, along with our suppliers, are able to manufacture our drug and device products for clinical trial use and commercial use, pending final FDA approval. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements.

     In February 1997, we received registration to ISO 9001 and EN 46001 signifying compliance to the International Standards Organization quality systems requirements for design, manufacture and distribution of medical devices. We chose to discontinue ISO 9001 registration as part of a cost savings program, as it was unlikely to be used in the near future.


Marketing, Sales and Distribution

     Our strategy is to partner with leading pharmaceutical and medical device companies for the marketing, sales and distribution of our products. We have granted to Pharmacia Corporation the exclusive, worldwide license to market and sell our leading drug candidate SnET2 in the fields contained in the License Agreements. We have granted to Iridex the worldwide license to market and sell all co-developed light producing devices for use in PhotoPoint therapy in the field of ophthalmology, subject to certain provisions with Pharmacia Corporation. We have a limited letter agreement with Medicis that provides for a worldwide license to market and sell certain drugs for use in PhotoPoint therapy in the field of dermatology. Also, under the terms of our co-development letter agreements with BSC and Cordis, these companies have the option of negotiating to enter into long-term agreements with Miravant, under which they will have a license to market and sell the co-developed medical catheters - BSC in the fields of urology, pulmonology and gastroenterology and Cordis in the field of cardiovascular disease - on a worldwide basis. At this time, we have not entered into any long-term agreements with Medicis, BSC or Cordis.

     Where appropriate, we intend to seek additional arrangements with collaborative partners, selected for experience in disease applications or markets, to act as our marketing and sales arm and to establish distribution channels for our drugs and devices. We may also distribute our products directly or through independent distributors.

Patents and Proprietary Technology

     We pursue a policy of seeking patent protection for our technology both in the United States and in selected countries abroad. We plan to prosecute, assert and defend our patent rights when appropriate. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. The following is a summary of our current patents:

     * Record owner of thirty-four (34) issued United States patents, primarily device, expiring 2010 through 2019;
     * Record owner of six (6) issued foreign patents, primarily device, expiring 2012 through 2014;
     * Exclusive license rights under eighteen (18) issued United States patents, primarily pharmaceutical, expiring 2006 through 2017;
     * Exclusive license rights under five (5) issued foreign patents, expiring 2006 through 2017;
     * Co-owner or licensee of four (4) additional issued patents, expiring 2015 through 2017; and
     * Holder of a number of United States and related foreign patent applications filed and pending, relating to photoselective compounds, light devices and methods.

     We obtained the majority of our photoselective compound patent rights, including rights to SnET2, through an exclusive license agreement with Toledo. This agreement is the basis for our core drug technology. Certain of the foregoing patents and applications are subject to certain governmental rights described below.

     It is our general policy to require our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of our relationship are to be kept confidential and not disclosed to third parties except in specific limited circumstances. We also generally require signed confidentiality or material transfer agreements from any company that is to receive confidential data or proprietary compounds. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual while rendering services to us, which relate to our business or anticipated business, shall be assigned to us as our exclusive property.

     Some of our research relating to certain pharmaceutical compounds covered by the license agreement with Toledo, including SnET2, has been or is being funded in part by Small Business Innovation Research Administration and/or National Institutes of Health grants. As a result, the United States Government has or will have certain rights in the inventions developed with the funding. These rights include a non-exclusive, paid-up, worldwide license under these inventions for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license under any of these inventions to a third party if the government determines that:

     *    Adequate steps have not been taken to commercialize such inventions;
     *    Such action is necessary to meet public health or safety  needs;  or
     * Such action is necessary to meet requirements for public use under federal regulations.

     Federal law requires that any exclusive licensor of an invention that was partially funded by federal grants, which is the case with the subject matter of certain patents issued in our name or licensed from Toledo, agree that it will not grant exclusive rights to use or sell the invention in the United States unless the grantee agrees that any products embodying the invention will be manufactured substantially in the United States, although this requirement is subject to a discretionary waiver by the government. It is not expected that the government will exercise any of these rights or that the exercise of this right would have a material impact on us.

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

     Drug Products. The FDA generally requires the following steps before a new drug product may be marketed in the United States:

     *    Preclinical studies (laboratory and animal tests);
     * The submission to the FDA of an application for an IND exemption, which must become effective before human clinical trials may commence;
     * Adequate and well-conducted clinical trials to establish safety and efficacy of the drug for its intended use; and
     * The submission to the FDA of a New Drug Application, or NDA; and review and approval of the NDA by the FDA before any commercial sale or shipment of the drug.

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

     Preclinical studies include laboratory evaluation of product chemistry, conducted under Good Laboratory Practices, or GLP, regulations, and animal studies to assess the potential safety and efficacy of the drug and its formulation. The results of the preclinical studies are submitted to the FDA as part of the IND. Unless the FDA asks for additional information, additional review time, or otherwise objects to the IND, the IND becomes effective thirty
(30) days following its receipt by the FDA.

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

     * Phase I represents the initial introduction of the drug to a small group of humans to test for safety, identify adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence of effectiveness;
     * Phase II involves studies in a limited sample of the intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and optimal dose range and to identify possible adverse effects and safety risks; and
     * Once a compound is found to have some efficacy and to have an acceptable safety profile in Phase II evaluations, Phase III clinical trials are initiated for definitive clinical safety and efficacy studies in a broader sample of the patient population at multiple study sites. The results of the preclinical studies and clinical trials are submitted to the FDA in the form of an NDA for marketing approval.

     Completing clinical trials and obtaining FDA approval for a new drug product is a long process and is likely to take several years and require expenditure of substantial resources. If an NDA application is submitted, there can be no assurance that the FDA will approve the NDA. Even if initial FDA approval is obtained, further studies may be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Also, the FDA requires post-market surveillance programs to monitor and report the drug's side effects. For certain drugs, the FDA may also, concurrent with marketing approval, seek agreement from the sponsor to conduct post-marketing, Phase IV, studies to obtain further information about the drug's risks, benefits and optimal use. Results of this monitoring and of Phase IV post-marketing studies may affect the further marketing of the product.

     Where appropriate, we may seek to obtain accelerated review and/or approval of products and to use expanded access programs that may provide broader accessibility and, if approved by the FDA, payment for an investigational drug product. For instance, we requested and received fast track designation from the FDA for the treatment of choroidal neovascularization associated with AMD. Under the FDA Modernization Act of 1997, the FDA gives fast track designation to drugs and devices that treat serious or life-threatening conditions that represent unmet medical needs. The designation means that data can be submitted to the FDA during the clinical trial process based on clinical or surrogate endpoints that are likely to predict clinical benefit, and the FDA can expedite its regulatory review. Other examples of such activities include pursuing programs such as treatment IND or parallel track IND classifications which allow expanded availability of an investigational treatment to patients not in the ongoing clinical trials, and seeking physician or cross-referenced INDs which allow individual physicians to use an investigational drug before marketing approval and for an indication not covered by the ongoing clinical trials. However, there can be no assurance that we will seek such avenues at any time, or that such activities will be successful or result in accelerated review or approval of any of our products.

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

     Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a Premarket Approval Application, or PMA. A PMA requires the completion of extensive clinical trials comparable to those required of new drugs and typically requires several years before FDA approval, if any, is obtained. A 510(k) clearance will be granted if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or class II medical device, or to a class III medical device for which the FDA has not called for PMAs. Devices used by other companies for photodynamic therapy, which are similar to our devices, have been classified as Class III, and have been evaluated in conjunction with an IND as a combination drug-device product. Therefore it is likely that our products will also be treated as a combination drug-device product.

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

     If separate applications for approval are required in the future for PhotoPoint therapy devices, it may be necessary for us to submit a PMA or a 510(k) to the FDA for our PhotoPoint therapy devices. Submission of a PMA would include the same clinical trials submitted under the IND to show the safety and efficacy of the device for its intended use in the combination product. A 510(k) notification would include information and data to show that our device is substantially equivalent to previously marketed devices. There can be no assurance as to the exact form of the premarket approval submission required by the FDA or post-marketing controls for our PhotoPoint therapy devices.

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

     International. We are also subject to foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries. These regulations vary from country to country. Beginning in 1995, a new regulatory system to approve drug market registration applications was implemented in the European Union, or EU. The system provides for new centralized, decentralized and national (member state by member state) registration procedures through which a company may obtain drug marketing registrations. The centralized procedure allows for expedited review and approval of biotechnology and high technology/innovative product marketing applications by a central Committee for Proprietary Medicinal Products that is binding on all member states in the EU. The decentralized procedure allows a company to petition individual EU member states to review and recognize a market application previously approved in one member state by the national route. Our devices must also meet the new Medical Device Directive effective in Europe in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a CE Mark authorized by a registered notified body of an EU member state prior to free sale in the EU. Registration and approval of a photodynamic therapy product in other countries, such as Japan, may include additional procedures and requirements, preclinical studies and clinical trials, and may require the assistance of native corporate partners.

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

     We are aware that other companies are marketing or developing certain products to prevent, diagnose or treat diseases for which we are developing PhotoPoint therapy. These products, as well as others of which we may not be aware, may adversely affect the existing or future market for our products. Competitive products may include, but are not limited to, drugs such as those designed to inhibit angiogenesis or otherwise target new blood vessels, certain medical devices and other photodynamic therapy treatments.

     We are aware of various competitors involved in the photodynamic therapy sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. One company is QLT Inc., or QLT. We understand that QLT's drug Visudyne(TM) has received marketing approval in the United States and certain other countries for the treatment of AMD. QLT is therefore first to market in this disease area. We understand that at least two other photodynamic therapy drugs have received marketing approval in the United States - Photofrin(R) (QLT / Axcan Pharmaceuticals) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals / Berlex Laboratories) for the treatment of actinic keratoses, a dermatological condition. We are aware of other drugs and devices under development by these and other photodynamic therapy competitors, such as Pharmacyclics, in disease areas for which we are developing PhotoPoint therapy. These competitors may develop superior products or reach the market prior to PhotoPoint therapy and render our products non-competitive or obsolete.

     In the photodynamic therapy sector, we believe that a primary competitive issue will be the performance characteristics of photoselective drugs, including product efficacy and safety, as well as availability, price and patent position, among other issues. As the photodynamic therapy industry evolves, we believe that new and more sophisticated devices may be required and that the ability of any group to develop advanced devices will be important to market position. We believe that, after approval, competition will be based on product reliability, clinical utility, patient outcomes, marketing and distribution partner capabilities, availability, cost effectiveness, reimbursement and patent position, among other factors.

Corporate Offices

     The principal office of Miravant is located at 336 Bollay Drive, Santa Barbara, California, 93117. Main telephone and fax numbers are (805) 685-9880 and (805) 685-7981. Miravant was incorporated in the state of Delaware in 1989.

Employees

     As of March 12, 2001, we employed 144 individuals, approximately 79 of which were engaged in research and development, 23 were engaged in manufacturing and clinical activities and 42 in general and administrative activities. We believe that our relationship with our employees is good and none of the employees are represented by a labor union.

     Our future success also depends on our continuing ability to attract, train and retain highly qualified scientific and technical personnel. Competition for these personnel is intense, particularly in Santa Barbara where we are headquartered. Due to the limited number of people available with the necessary scientific and technical skills, we can give no assurance that we can retain or attract key personnel in the future. We have not experienced any work stoppages and consider our relations with our employees to be good.

                               EXECUTIVE OFFICERS

     The names, ages and certain additional information of the current executive officers of the Company are as follows:

                  Name                      Age                             Position

         Gary S. Kledzik, Ph.D.             51       Chairman of the Board and Chief Executive Officer

         David E. Mai                       56       President of Miravant  Medical  Technologies,  Miravant  Systems,  Inc.,
                                                     Miravant Cardiovascular, Inc., Miravant Pharmaceuticals, Inc. and Director

         John M. Philpott                   40       Chief Financial Officer and Treasurer


     Gary S. Kledzik, Ph.D. is a founder of the Company and has served as a director since its inception in June 1989. He served as President of the Company from June 1989 to May 1996. He has been Chairman of the Board of Directors since July 1991, Chief Executive Officer since September 1992 and served as President until May 1996. Prior to joining the Company, Dr. Kledzik was Vice President of the Glenn Foundation for Medical Research. His previous experience includes serving as Research and General Manager for an Ortho Diagnostic Systems, Inc. division of Johnson & Johnson and Vice President of Immulok, Inc., a cancer and infectious disease biotechnology company which he co-founded and which was acquired by Johnson & Johnson in 1983. Dr. Kledzik holds a B.S. in Biology and a Ph.D. in Physiology from Michigan State University.

     David E. Mai has served as President of the Company since May 1996, President of Miravant Cardiovascular, Inc. since September 1992, President of Miravant Pharmaceuticals, Inc. since July 1996 and President of Miravant
Systems, Inc. since June 1997. Mr. Mai served as Vice President of Corporate Development for the Company from March 1994 until May 1996. Mr. Mai became associated with the Company in July 1990 as a consultant assisting with technology and business development. He joined the Company in 1991, serving as New Product Program Manager from February 1991 to July 1992 and as Clinical Research Manager from July 1992 to September 1992. Prior to joining the Company, Mr. Mai was Director of the Intravascular Ultrasound Division of Diasonics
Corporation from 1988 to 1989. Previously, Mr. Mai served as Director of Strategic Marketing for Boston Scientific Corporation's Advanced Technologies Division, Vice President of Stanco Medical and Sales Engineer with Hewlett-Packard Medical Electronics. Mr. Mai holds a B.S. degree in Biology from the University of Hawaii.

     John M. Philpott has served as Chief Financial Officer since December 1995. Since March 1995, Mr. Philpott had served as Controller. Prior to joining the Company, Mr. Philpott was a Senior Manager with Ernst & Young LLP, which he joined in 1986. Mr. Philpott is a Certified Public Accountant in the State of California. He holds a B.S. degree in Accounting and Management Information Systems from California State University, Northridge.

ITEM 2.  PROPERTIES

     We have entered into four leases for approximately 101,100 square feet of office, laboratory and potential manufacturing space in Santa Barbara, California, of which approximately 31,300 square feet is subleased. The first lease for approximately 18,900 square feet of space was entered into in 1992 and the base rent, which is adjusted annually based on increases in the consumer price index, is approximately $24,400 per month. This lease was extended in August 1999 and expires in December 2003. The facility is equipped and licensed to allow certain laboratory testing and manufacturing. We habe the ability to manufacture and distribute the active pharmaceutical ingredients in our SnET2 drug substance from this facility.

     In the second half of 1996, we entered into two additional leases for approximately 54,800 square feet of office, laboratory and manufacturing space. Each lease provides for rent to be adjusted annually based on increases in the consumer price index and the base rent for both leases is approximately $57,400 per month. These leases were extended in March 1999 and expire in August 2002. Each leased property is located in a business park and is subject to a master lease agreement. We manufacture our light producing and light delivery devices and perform research and development of drugs, light delivery and light producing devices from these facilities.

     In July 1998, we entered into a fourth lease agreement for approximately 27,400 square feet of primarily office space. The base rent for this lease is approximately $35,300 per month. The lease expires in October 2003 and provides for rent to be adjusted annually based on increases in the consumer price index. The lease also allows us the ability to sublet the property, which we did in December 1999. The sublease agreements expire in October 2003, with rent based upon the percentage of square footage occupied. Rental income, which is approximately $32,900 per month, is also subject to increases based upon the consumer price index. The leased property is located in a business park and is subject to a master lease agreement.

     In July 1997, the Company began to sublease approximately 3,900 square feet of one of its buildings to Ramus Medical Technologies. The sublease agreement is currently on a month-to-month basis with rent based upon the percentage of square footage occupied. Rental income from Ramus, which is approximately $4,900 per month, is also subject to increases based upon the consumer price index.

     For the three facilities that we currently occupy, we may continue to incur additional costs for the construction of the manufacturing, laboratory and office space associated with these facilities and we may at any time determine to sublease additional space for areas that are not being fully utilized.

     During 1997, we entered into a letter of intent with a local developer to have a facility constructed to house our operations for the foreseeable future. We continue to work with the developer with the expected completion date approximately late 2002 or early 2003. Depending on our future needs and financial capabilities we may or may not continue this project.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently party to any material litigation or proceeding and are not aware of any material litigation or proceeding threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our Common Stock is traded on The Nasdaq National Market under the symbol MRVT. From August 30, 1995 to September 12, 1997, our Common Stock was traded on The Nasdaq National Market under the symbol PDTI. Effective September 15, 1997, we changed our name to Miravant Medical Technologies and our ticker symbol to MRVT. The following table sets forth high and low bid prices per share of Common Stock as reported on The Nasdaq National Market based on published financial sources.

                                                                                                          High        Low

2000:
   Fourth quarter.................................................................................        $ 21.75      $9.00
   Third quarter..................................................................................          25.94      16.75
   Second quarter.................................................................................          23.25      10.00
   First quarter..................................................................................          29.63       9.31

1999:
   Fourth quarter.................................................................................        $ 14.50      $9.00
   Third quarter..................................................................................          11.88       7.00
   Second quarter.................................................................................          10.13       6.31
   First quarter..................................................................................          16.25       6.81

     As of March 12, 2001, there were approximately 287 stockholders of record of the Common Stock, which does not include "street accounts" of securities brokers. Based on the number of proxies requested by brokers in connection with our annual meeting of stockholders, we estimate that the total number of stockholders of the Common Stock exceeds 5,000.

     We have never paid dividends, cash or otherwise, on our capital stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth and development of our business. Our Credit Agreement with Pharmacia Corporation prohibits the payment of dividends on our Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     In the table below, we provide you with summary historical financial data of Miravant Medical Technologies. We have prepared this information using the consolidated financial statements of Miravant for the five years ended December 31, 2000. The consolidated financial statements for the five fiscal years ended December 31, 2000 have been audited by Ernst & Young LLP, independent auditors.

     When you read this summary of historical financial data, it is important that you read along with it the historical financial statements and related notes in our annual and quarterly reports filed with the SEC, as well as the section of our annual and quarterly reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                  Year Ended December 31,

                                    ----------------------------------------------------------------------------------

                                          2000             1999             1998            1997             1996
                                    ---------------  --------------- ---------------  ---------------  ---------------
                                                     (in thousands, except share and per share data)
Statement of Operations Data:

Revenues .........................   $      4,593     $     14,577     $    10,179     $      2,278     $      3,598
Cost and expenses:
   Research and development.......         19,944           29,749          29,233           20,244           15,720
   Selling, general and
    administrative................          6,273            7,473           9,626           13,716            6,393
   Loss in affiliate..............             --              417           2,929            1,105               --
                                    ---------------  --------------- ---------------  ---------------  ---------------
Total costs and expenses..........         26,217           37,639          41,788           35,065           22,113
                                    ---------------  --------------- ---------------  ---------------  ---------------
Loss from operations..............        (21,624)         (23,062)        (31,609)         (32,787)         (18,515)
Interest and other income (expense)
   Interest and other income......          1,370            1,240           3,546            2,584            2,407
   Interest expense...............         (2,254)            (434)             (1)              (6)             (34)
   Non-cash loss in investment (3)         (3,485)              --              --               --               --
                                     ---------------  ------------- ---------------  ---------------  ---------------
Total net interest and other
   income   (expense).............         (4,369)             806           3,545           2,578             2,373
                                    ---------------  --------------- ---------------  ---------------  ---------------
Net loss..........................   $    (25,993)    $    (22,256)    $   (28,064)    $    (30,209)    $    (16,142)
                                    ===============  =============== ===============  ===============  ===============
Net loss per share (1) ...........   $      (1.42)    $      (1.25)    $     (1.94)    $      (2.36)    $      (1.37)
                                    ===============  =============== ===============  ===============  ===============
Shares used in computing net
   loss per share (1) ............     18,294,525       17,768,670       14,464,044      12,791,044       11,786,429
                                    ===============  =============== ===============  ===============  ===============



                                                                        December 31,

                                    ----------------------------------------------------------------------------------
                                          2000             1999             1998            1997             1996
                                    ---------------  ----------------    -------------   --------------   ------------
                                                                       (in thousands)
Balance Sheet Data:

Cash and marketable securities (2)   $     20,835     $     22,789     $    11,284     $     83,462     $     52,098
Working capital...................         19,431           24,933          11,134           80,734           51,519
Total assets......................         28,027           35,823          23,810           93,031           59,886
Long-term obligations ............         24,888           15,506              --               --               21
Accumulated deficit...............       (157,167)        (131,174)       (108,918)         (80,854)         (50,645)
Total stockholders' equity
(deficit).........................           (164)          15,597          19,686           87,698           56,717
-----------

(1)      See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(2)      See  Notes 2 and 3 of  Notes  to  Consolidated  Financial  Statements  for  information  concerning  the  changes  in cash and marketable securities.
(3)      See Note 11 of Notes to Consolidated Financial Statements for information regarding the non-cash loss in investment.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     This   section   of  our   Annual   Report  on  Form  10-K  also   contains
forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. See "--Risk Factors" for a discussion of certain risks, including those relating to our operating losses, our early stage of development and our products, strategic collaborations, risks related to our industry and forward-looking statements.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $157.2 million as of December 31, 2000. We expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued and increased spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

     Our historical revenues primarily reflect income earned from licensing agreements, grants awarded, royalties from device product sales, milestone payments, payments for our devices and interest income. To date, we have received no revenue from the sale of drug products and we are not permitted to engage in commercial sales of drugs or devices until such time, if ever, as we receive requisite regulatory approvals. As a result, we do not expect to record significant commercial product sales or royalties related to such product sales until such approvals are received.

     Until we commercialize our product(s), we expect revenues to continue to be attributed to licensing agreements. Additional revenues may also be provided in the near future from sales of drug components to Pharmacia Corporation. These drug components are manufactured by Miravant and are used to manufacture our drug SnET2, which is currently being used in the wet age-related macular degeneration or AMD preclinical studies and Phase III clinical trials. We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, our or our collaborative partners' ability to successfully manufacture, market and distribute our drug and device products, the level of participation of our collaborative partners in our preclinical studies and clinical trials and/or the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our products. We anticipate our operating activities will result in substantial, and possibly increasing, operating losses for the next few years.

     Pharmacia Corporation, with our assistance, is currently conducting the Phase III clinical trials for the treatment of AMD. These trials were fully enrolled in December 1999, and these patients are now in the two-year follow-up period for safety and efficacy evaluation. Pharmacia Corporation, which has assumed control of the clinical and regulatory aspects of SnET2 in ophthalmology and the related Phase III AMD clinical trials, has elected to continue the clinical trials through to the conclusion of the two year follow-up period, which is December 2001. Subsequently, a full analysis of the safety and efficacy data will be performed and a determination of the status of the SnET2 AMD program will be made.

     We are also conducting preclinical studies of new photoselective drugs for cardiovascular diseases, in particular for the prevention and treatment of restenosis. Restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive coronary artery disease. In our dermatology program, we have developed a topical formulation to deliver a new photoselective drug through the skin and continue to conduct preclinical studies with the expectation of pursuing certain clinical applications in the future. In oncology, we are conducting preclinical research of our photoselective therapy to destroy abnormal blood vessels in tumors. We are pursuing this tumor research with some of our new photoselective drugs and also investigating combination therapies with PhotoPoint therapy and other types of compounds. Based upon the outcome of these studies and various economic and development factors, including cost, reimbursement and the available alternative therapies, we may or may not elect to further develop PhotoPoint therapy procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

     Under the 1998 amendments of the License Agreements with Pharmacia Corporation, we were to conduct all preclinical studies and U.S. clinical trials in AMD and would be reimbursed by Pharmacia Corporation for most of the out-of-pocket expenses incurred. Pharmacia Corporation was to conduct all international clinical trials for AMD. The 1998 amendments also returned to us the rights for SnET2 in dermatology, and provided for the quarterly funding of $2.5 million for eight quarters for use in our oncology and urology programs. In January 1999, we entered into an Equity Investment Agreement, whereby Pharmacia Corporation purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. Also, in February 1999, under a separate Credit Agreement, Pharmacia Corporation extended to us up to $22.5 million in credit, which was subject to certain limitations and requirements, including interest at a variable rate, in the form of up to six quarterly loans or new loans of $3.75 million each to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. As of December 31, 2000, we have received the entire $22.5 million available under the Credit Agreement. Under the terms of the Credit Agreement and in connection with each draw-down, we were obligated to issue Pharmacia Corporation a certain number of warrants based on the amount borrowed. The exercise price of each warrant is equal to 140% of the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding the borrowing request for the related loan. In connection with the quarterly loans received, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for the last 120,000 shares. Additionally, in connection with the Equity Investment Agreement and the Credit Agreement, in February 1999 we amended the 1998 amendments of the License Agreements with Pharmacia Corporation to eliminate the remaining future cost reimbursements for oncology and urology and any future milestone payments in AMD. The amendments are referred to in this report as the 1999 Amendments.

     In February 1999, in connection with the 1999 Amendments, we refined the use of our resources to correspond with the change in cost reimbursement and assistance from Pharmacia Corporation while maintaining our core development programs. We will continue to evaluate the use of our resources in connection with our operating cash balances, funding availability, external resource assistance and as opportunities present themselves. In December 1999, we transitioned the majority of the operations of the Phase III AMD clinical trials, as well as the drug manufacturing scale-up responsibility, to Pharmacia Corporation in accordance with the 1999 Amendments. Pharmacia Corporation is now responsible for directly funding the majority of the Phase III AMD clinical trials and drug manufacturing scale-up costs. We will continue to be responsible for some of the drug and device development and manufacturing necessary and the majority of the preclinical studies required for the new drug application or NDA submission for AMD and will be reimbursed for most of those costs in accordance with the 1999 Amendments.

Results of Operations

     The following table provides a summary of our revenues for the years ended December 31, 2000, 1999 and 1998:

 ---------------------------------------------------------------------------------------------------------------------------
 Consolidated Revenues                                                   2000               1999                1998
 ---------------------------------------------------------------------------------------------------------------------------
 License - contract research and development...................         $ 4,481,000         $13,996,000         $ 9,314,000
 Royalties.....................................................                  --             143,000             191,000
 Grants........................................................             112,000             438,000             674,000
 ---------------------------------------------------------------------------------------------------------------------------
 Total revenues................................................         $ 4,593,000         $14,577,000          $10,179,000
 ---------------------------------------------------------------------------------------------------------------------------



Revenues

Our revenues increased from $10.2 million in 1998 to $14.6 million in 1999 and decreased to $4.6 million in 2000. The fluctuations in revenues are due to the following:

     License Income. License income, which represents reimbursements of out-of-pocket or direct costs incurred in preclinical studies and Phase III AMD clinical trials in 1999 and 2000, decreased from $14.0 million in 1999 to $4.5 million in 2000. The decrease in revenues is specifically related to the transition of the majority of the operations of the Phase III AMD clinical trials to Pharmacia Corporation in December 1999. During 2000, we were responsible for the oversight of the AMD related preclinical studies, as well as a portion of the equipment and drug costs related to the Phase III AMD clinical trials. We were completely reimbursed for all out-of-pocket preclinical study costs and approximately half of the equipment and drug costs. In 1999, in addition to being responsible for the same types of costs incurred in 2000, we were also responsible, and subsequently reimbursed, for the out-of-pocket costs associated with the screening, treatment and monitoring of individuals participating in the Phase III AMD clinical trials. Reimbursements received in 1999 and 2000 were recorded in accordance with the 1999 Amendments.

     License income in 1998 represented a combination of reimbursements received for costs incurred in the AMD clinical trials and payments received from Pharmacia Corporation for our oncology programs. We recorded $3.1 million in revenue for the specific reimbursement of out-of-pocket or direct costs incurred in the Phase I, II and III preclinical and clinical trial costs in AMD. We also recorded $6.2 million in revenue for payments received from Pharmacia
Corporation to cover both the direct and indirect costs of our oncology programs.

     Grant Income. We have recorded grant income of $112,000, $438,000 and $674,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Grant income is due to a two-year grant awarded in 1997 that was extended to the end of 2000. The fluctuations in grant revenue are due to the timing of work performed under the grant guidelines and the term of the grant. While we will continue to pursue obtaining grants as a means of funding research and development programs, we have not yet received any additional grants and currently do not have any grant funds available to us. Additionally, there can be no assurance that we will be successful in obtaining any future grants.

     Royalty Income. We earned royalty income from a 1992 license agreement with Laserscope, which provided royalties on the sale of our previously designed device products. We recorded income of $143,000 and $191,000 in 1999 and 1998, respectively. We did not record any royalty income under this agreement in 2000, or plan to in the future, as the license agreement terminated in April 1999.

     In accordance with the 1999 Amendments, we will only be reimbursed for the specific costs for preclinical studies and clinical trials in ophthalmology and we will no longer be reimbursed for any oncology and urology program costs or any milestone payments for AMD. Additionally, as a result of the transition of the majority of the operations of the Phase III AMD clinical trials and funding responsibility to Pharmacia Corporation and the completion of the majority of the preclinical studies required for AMD, we anticipate our license income related to the reimbursement of out-of-pocket or direct costs incurred will decrease in 2001, as will our expenses related to the Phase III AMD clinical trials. In connection with the Equity Investment Agreement and the Credit Agreement, in February 1999 we entered into the 1999 Amendments to the License Agreements which included the elimination of the remaining future cost reimbursements for oncology and urology and any future milestone payments in AMD.

Research and Development

     Our research and development expenses of $19.9 million in 2000 decreased from the $29.7 million recorded in 1999 and $29.2 million recorded in 1998. The overall decrease in research and development expenses for 2000 compared to 1999 is related primarily to the December 1999 transition of the majority of the operations and funding responsibility of the Phase III AMD clinical trials to Pharmacia Corporation. Our research and development expenses, net of license reimbursement and grant revenue, were $15.4 million, $15.3 million and $19.2 million in 2000, 1999 and 1998, respectively. Aside from the expenses incurred in the Phase III AMD clinical trials, research and development expenses in 2000 and 1999 were consistent and in both years were comprised of:

     * Preclinical studies related to our programs in oncology, dermatology and cardiology; and
     * The development work associated with the development of existing and new drug compounds, formulations and clinical programs.

     For the year ended December 31, 1999 as compared to the year ended December 31, 1998, we incurred substantial increases in our preclinical studies and clinical trial costs related to the Phase III program in AMD. These increases in 1999 were offset by decreases in salary expense, consultant costs, drug formulation costs for SnET2 and laser purchases.

     Future research and development expenses may fluctuate depending on available funds, continued expenses incurred in our preclinical studies and clinical trials in our ophthalmology, dermatology, cardiovascular and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, the pharmaceutical manufacturing requirements and expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of existing or the commencement of new preclinical studies and clinical trials and the development of new drug compounds and formulations.

Selling, General and Administrative

     Our selling, general and administrative expenses decreased to $6.3 million in 2000 from $7.5 million in 1999 and $9.6 million in 1998. The overall decrease in selling, general and administrative expenses from 2000 compared to 1999 is primarily due to a decrease in compensation expense associated with options and warrants issued to consultants and a decrease in rent expense as a result of subleasing one of our buildings in December 1999. The decrease from 1999 compared to 1998 is due primarily to a decrease in costs associated with professional services received from financial consultants, attorneys and public and media relations and a decrease in compensation expense associated with options and warrants issued to consultants and expense recorded for the executive option loans.

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

Loss in Investment in Affiliate

     In connection with the $2.0 million line of credit we have provided to our affiliate, Ramus Medical Technologies or Ramus, we have recorded a reserve for the entire $2.0 million outstanding credit line balance plus accrued interest of $443,000 as of December 31, 2000. The $417,000 expense recorded in 1999 represents a reserve for the final amount of borrowings under the credit line plus accrued interest. The $2.9 million expense recorded in 1998 consists primarily of a $1.8 million reserve for funds provided to Ramus in 1998 under the revolving credit agreement, as well as a reduction, based on 100% of Ramus' losses for the respective period, of $895,000 related to our remaining equity investment made in Ramus in 1996. The investment in Ramus has been fully reserved for as of December 31, 2000 and 1999, respectively.

Interest and Other Income

     Interest and other income increased to $1.4 million in 2000 from $1.2 million in 1999 and decreased from $3.5 million in 1998. The fluctuations in interest income are directly related to the levels of cash and marketable securities earning interest. The level of future interest income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

Interest Expense

     Interest expense increased to $2.3 million in 2000 from $434,000 in 1999 and $1,000 in 1998. The increase from 1998 to 2000 is directly related to the amount of borrowings under the Credit Agreement with Pharmacia Corporation and the value of the warrants issued in connection with the borrowings. Interest expense related to warrants issued in connection with the borrowings amounted to $315,000. Interest expense may fluctuate in the future based on the interest rate related to the borrowings and the balance of such borrowings.

Non-cash Loss in Investment

     During 2000, we determined the decline in the value of our investment in Xillix was other-than-temporary. We recognized a loss totaling $3.5 million to adjust our investment in Xillix to its estimated current fair value based on the average closing prices over a 120 day period. This loss is included in "Non-cash loss in investment" in the accompanying consolidated statements of operations, stockholders' equity and cash flows. As of December 31, 2000, we still hold the 2,691,904 shares of Xillix common stock received in our original investment transaction. The new cost basis in the investment is $991,000 and this investment will continue to be classified as an available-for-sale investment recorded at fair value with any resulting unrealized gains or losses included in "Accumulated other comprehensive loss" in the consolidated balance sheet and statement of stockholders' equity.

Income Taxes

     As of December 31, 2000, we had net operating loss carryforwards for federal tax purposes of $156.3 million which expire in the years 2002 to 2020. Research credit carryforwards aggregating $8.0 million are available for federal and state tax purposes and expire in the years 2002 to 2020. We also had a state net operating loss carryforward of $42.9 million, which expires in the years 2001 to 2005. Of the $42.9 million in state net operating loss carryforwards, $13.2 million will expire during 2001 and 2002. Under Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited based on our changes in the percentage of ownership. Our ability to utilize the net operating loss carryforwards, without limitation, is uncertain.

     We do not believe inflation has had a material impact on our results of operations.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 or SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 has not had a material effect on our consolidated financial statements.

Liquidity and Capital Resources

     Since inception through December 31, 2000, we have accumulated a deficit of approximately $157.2 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia Corporation's purchases of Common Stock and credit arrangements. As of December 31, 2000, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $223.0 million. We do not anticipate achieving profitability and/or positive cash flow from operations in the next few years, and as such, we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future.

     In September and October 1997, we entered into a private placement offering, which was subsequently amended with respect to certain purchasers, which provided net proceeds to us of approximately $68.2 million. During 1998, we issued an additional 2,444,380 shares of Common Stock, repurchased 337,500 shares of Common Stock for $16.9 million and paid $8.6 million, under the price protection and repurchase provisions of these agreements. During the first quarter of 1999, we completed our price protection obligations through the payment of $4.2 million, the issuance of 688,996 shares of Common Stock and the issuance of 450,000 warrants to purchase Common Stock at an exercise price of $35.00 per share. As such, we have no further obligation to these purchasers under the price protection or repurchase provisions of the Securities Purchase Agreements and the amendments to those agreements.

     In December 1997, the Board of Directors authorized a Common Stock repurchase program allowing for the repurchase of up to 750,000 shares of Common Stock. This 750,000 share repurchase authorization was in addition to and superseded the repurchase program authorized in July 1996, which allowed for the repurchase of up to 600,000 shares of Common Stock. We had no stock repurchases in 1999 or 2000. During 1998, we repurchased stock under the Board authorized repurchase program which amounted to 725,000 shares at a cost of $17.9 million. All shares repurchased were retired. The 750,000 repurchase plan has been fully utilized and no further repurchase programs have been authorized.

     In January 1999, under the Equity Investment Agreement, Pharmacia Corporation purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million. In February 1999, in accordance with the Credit Agreement, Pharmacia Corporation also extended to us up to $22.5 million in credit to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. Before January 2001, we were able to issue promissory notes for the amounts borrowed and for the quarterly interest payments due. Beginning in 2001, we will be able to issue promissory notes for the quarterly interest due for any quarter in which our adjusted net earnings, as described by the Credit Agreement, is less than the quarterly interest due. The ability to issue promissory notes may also be restricted by certain sales of our equity securities. The promissory notes for both principal and interest mature in June 2004 and, at our option, can be repaid in the form of our Common Stock, subject to certain limitations and restrictions as defined by the Credit Agreement. The promissory notes accrue interest at the prime rate, which was 9.50% at December 31, 2000. As of December 31, 2000, in accordance with the Credit Agreement, we have received all six quarterly loans for a total of $22.5 million available under the Credit Agreement. In accordance with the Credit Agreement, we have issued promissory notes to Pharmacia Corporation for the loan amounts received and issued additional promissory notes for a total of $2.3 million for the related interest due on each of the quarterly due dates through December 31, 2000. In connection with the quarterly loans received, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for 120,000 shares. The warrants to purchase 360,000 shares of Common Stock are callable by us if the average closing prices of the Common Stock for 30 trading days, preceding such request, exceeds the related warrant exercise price.

     In June 1998, we purchased an equity interest in Xillix. We received 2,691,904 shares of Xillix common stock in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock. As of June 1999, the shares received are no longer restricted and can be sold at anytime by the us, subject to certain limitations and restrictions contained in the Credit Agreement with Pharmacia Corporation. In addition, we entered into a strategic alliance agreement with Xillix to co-develop proprietary systems incorporating the technology of each company and to share the research and development costs. To date, we have not incurred any costs under this agreement. While we still hold all 2,691,904 shares of our original investment in Xillix, in 2000 we determined the decline in the value of our investment in Xillix was other-than-temporary. We recognized a loss totaling $3.5 million to adjust our investment in Xillix to its estimated current fair value based on the average closing prices over a 120 day period. This loss is included in "Non-cash loss in investment" in the accompanying consolidated statements of operations, stockholders' equity and cash flows. The new cost basis in the investment is $991,000 and this investment will continue to be classified as an available-for-sale investment recorded at fair value with any resulting unrealized gains or losses included in "Accumulated other comprehensive loss" in the consolidated balance sheet and statement of stockholders' equity.

     In April 1998, we entered into a $2.0 million revolving credit agreement with our affiliate, Ramus. As of December 31, 2000, we have provided the entire loan of $2.0 million to Ramus. The revolving credit line, which was due in full in March 2000, has been subsequently extended to a period in the future, for which the terms of the extension are currently being negotiated. In addition, in accordance with the 1996 equity investment in Ramus, we had an exclusive option to purchase the remaining shares of Ramus for a specified amount under certain terms and conditions. We elected not to exercise the option, which expired March 3, 1999.

     In addition to receiving funds through private and public stock offerings, we have also received funding through the exercise of warrants and stock options. For the year ended December 31, 2000, we have received $4.4 million in proceeds from warrant and option exercises. Based on the exercise prices, expiration dates and call features contained in certain warrants, and depending on the market value of our Common Stock, we may receive additional funding through the exercise of these outstanding warrants and stock options in the future.

     For 2000, 1999 and 1998, we required cash for operations of $13.4 million, $18.4 million and $21.7 million, respectively. The decrease in net cash used in operating activities in 2000 compared to 1999 was primarily due to the timing of funds received from Pharmacia Corporation for reimbursable research and development costs and an increase in non-cash interest and amortization of deferred financing costs related to the Credit Agreement. These activities were offset by reductions in depreciation, amortization, deferred compensation expense and accounts payable. The decrease in cash required for operations from 1999 to 1998 was due to a decrease in net research and development costs incurred in addition to a decrease in non-cash charges for deferred compensation, stock awards and the reserve taken on the remaining Ramus line of credit and the timing of the funds received from Pharmacia Corporation for reimbursable research and development costs.

     For 2000 and 1999, net cash used in investing activities was $15.8 million and $4.4 million, respectively. For 1998, net cash provided by investing activities was $19.8 million. The net cash used in 2000 and 1999 for investing activities was directly related to the purchases of net marketable securities based on an analysis of the funds available for investment. The net cash provided by investing activities in 1998 was primarily due to the net sales of investments, which were used to fund operations and were based on the levels of cash available for investment. These fluctuations were further affected by our investment in Xillix, the line of credit provided to Ramus and significant capital expenditures, which were primarily related to laboratory construction costs.

     For 2000 and 1999, net cash provided by financing activities was $11.9 million and $30.6 million, respectively. In 1998, net cash used in financing activities was $42.5 million. Cash provided by financing activities in 2000 was attributed to the $7.5 million provided under the Credit Agreement with Pharmacia Corporation and warrant and option exercise proceeds of $4.4 million. Cash provided by financing activities in 1999 was primarily attributed to Pharmacia Corporation's $19.0 million equity investment and $15.0 million provided under the Pharmacia Corporation Credit Agreement. The significant use of cash for financing activities in 1998 was related to purchases of our Common Stock under the Board authorized repurchase program as well as purchases of our Common Stock and the payment of cash under the price protection provisions of the Amended Securities Purchase Agreement.

     We invested a total of $9.3 million in property and equipment from 1996 through December 31, 2000. During 1998, we entered into a new lease agreement for an additional facility, which we subleased in December 1999. Based on available funds, we may continue to purchase property and equipment in the future as we expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

         Our future capital funding requirements will depend on numerous factors including:

     * The progress and magnitude of our research and development programs, preclinical studies and clinical trials;
     *    The time involved in obtaining regulatory approvals;
     *    The cost involved in filing and maintaining patent claims;
     *    Competitor and market conditions;
     *    Investment opportunities;
     *    Our ability to establish and maintain collaborative arrangements;
     * The level of Pharmacia Corporation's involvement in our Phase III AMD clinical trials;
     * The cost of manufacturing, manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements;
     * The extent and nature of costs reimbursed by current and future collaborations; and
     * Our ability to obtain grants to finance research and development projects.

     We anticipate that we have sufficient cash to fund our operations through December 31, 2001. We have also entered into a non-binding letter of intent with Pharmacia Corporation for additional funding of up to $20.0 million. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     * Our ability to successfully negotiate and complete our funding agreement with Pharmacia Corporation;
     * Our ability to raise funds in the future through public or private financings, collaborative arrangements or from other sources;
     * Our requirement to allocate 50% of the net proceeds from public or private financings towards the repayment of the funds received under the Credit Agreement;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs with us in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * The amount of funds received from outstanding warrant and stock option exercises;
     *    Our ability to maintain our existing collaborative arrangements;
     * Our ability to liquidate our equity investments in Ramus, Xillix or other assets;
     * Our requirement to allocate 100% of the net proceeds from the liquidation of an existing asset towards the repayment of the funds received under the Credit Agreement; and
     * Our ability to collect the loan and accrued interest provided to Ramus under their credit agreement with us.

     We cannot guarantee that additional funding will be available to us when needed, if at all. If additional funding is not available, we may be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities and our business and financial results and condition would be materially adversely affected.

                                  RISK FACTORS

Factors Affecting Future Operating Results

     You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Our business operations may be impaired by additional risks and uncertainties that we do not know of or that we currently consider immaterial. Our business, results of operations or cash flows may be adversely affected if any of the following risks actually occur. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

                          RISKS RELATED TO OUR BUSINESS

ALL OF OUR PRODUCTS, EXCEPT SNET2, ARE IN AN EARLY STAGE OF DEVELOPMENT AND ALL OF OUR PRODUCTS, INCLUDING SNET2, MAY NEVER BE SUCCESSFULLY COMMERCIALIZED.

     Our products are at an early stage of development and our ability to successfully commercialize these products is dependent upon:

     * Successfully completing our research or product development efforts or those of our collaborative partners;
     *    Successfully   transforming  our  drugs  or  devices  currently  under
          development into marketable products;
     *    Obtaining the required regulatory approvals;
     * Manufacturing our products at an acceptable cost and with appropriate quality;
     *    Favorable acceptance of any products marketed; and
     *    Successful marketing and sales efforts of our corporate partner(s).

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

OUR PRODUCTS, IN PARTICULAR SNET2, MAY NOT SUCCESSFULLY COMPLETE THE CLINICAL TRIALS PROCESS AND WE MAY BE UNABLE TO PROVE THAT OUR PRODUCTS ARE SAFE AND EFFICACIOUS.

     All of our drug and device products currently under development will require extensive preclinical studies and clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products have completed testing for efficacy or safety in humans. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

     * Our ability to demonstrate to the FDA that SnET2 or any other of our products is safe and efficacious;
     * Our ability to successfully complete the testing for any of our compounds within any specified time period, if at all;
     * Clinical data reported may change as a result of the continuing evaluation of patients;
     * Data obtained from preclinical studies and clinical trials are subject to varying interpretations which can delay, limit or prevent approval by the FDA or other regulatory authorities;
     * Problems in research and development, preclinical studies or clinical trials that will cause us to delay, suspend or cancel clinical trials; and
     * As a result of changing economic considerations, competitive or new technological developments, market approvals or changes, clinical or regulatory conditions, or clinical trial results, our focus may shift to other indications, or we may determine not to further pursue one or more of the indications currently being pursued.

     To date, we have limited experience in conducting clinical trials. We are relying on Pharmacia Corporation and contract research organizations for our AMD clinical trials. We will either need to rely on third parties, including our collaborative partners to design and conduct any required clinical trials or expend resources to hire additional personnel or engage outside consultants or contract research organizations to administer current and future clinical trials. We may not be able to find appropriate third parties to design and conduct clinical trials or we may not have the resources to administer clinical trials in-house.

     Our ability to complete clinical trials is dependent upon the rate of patient enrollment. Patient enrollment is a function of many factors including:

     *    The nature of our clinical trial protocols;
     *    Existence of competing protocols or treatments;
     *    Size and longevity of the target patient population;
     *    Proximity of patients to clinical sites; and
     *    Eligibility criteria for the trials.

     There can be no assurance that we will obtain or maintain adequate levels of patient enrollment in current or future clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have material adverse effects. In addition, the FDA may suspend clinical trials at any time if, among other reasons, it concludes that patients participating in such trials are being exposed to unacceptable health risks.

     There is an approved treatment for AMD and our patients enrolled in our Phase III AMD clinical trials may choose to drop out of the trial or pursue alternative treatments. This could result in delays or incomplete clinical trial data.

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

OUR PRODUCTS MAY EXHIBIT ADVERSE SIDE EFFECTS THAT PREVENT THEIR WIDESPREAD ADOPTION OR THAT NECESSITATE WITHDRAWAL FROM THE MARKET.

     Our PhotoPoint therapy drug and device products may exhibit undesirable and unintended side effects that may prevent or limit their commercial adoption and use. One such side effect upon the adoption of our PhotoPoint therapy drug and device products as potential therapeutic agents may be a period of photosensitivity to bright light for a certain period of time after receiving PhotoPoint therapy treatment. This period of photosensitivity typically declines over time. Currently, this photosensitivity, as it relates to SnET2, is being considered in the clinical trials. Even upon receiving approval by the FDA and other regulatory authorities, our products may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. The manifestation of such side effects could cause our business to suffer.

OUR COLLABORATIVE PARTNERS MAY CONTROL ASPECTS OF OUR CLINICAL TRIALS AND REGULATORY SUBMISSION THAT MAY RESULT IN UNANTICIPATED DELAYS OR TERMINATION OF OUR DEVELOPMENT EFFORTS CAUSING OUR BUSINESS TO SUFFER.

     Our collaborative partners have certain rights to control aspects of our product and device development and clinical programs. As a result, we may not be able to conduct these programs in the manner we currently contemplate.

Pharmacia Corporation

     In accordance with the 1999 Amendments, we transitioned the majority of the operations of the Phase III AMD clinical trials to Pharmacia Corporation, along with the ophthalmology IND and related filings for SnET2. We will continue to be responsible for the majority of the preclinical studies and the drug and device development and manufacturing necessary for the NDA submission in AMD. In January 2001, we announced that Pharmacia Corporation performed an interim analysis of the 12-month patient data, and has elected to continue the clinical trials to their 24-month conclusion in December 2001. Subsequently, a full analysis of the safety and efficacy data will be performed and a determination of the status of the SnET2 AMD program will be made. If Pharmacia Corporation fails to complete the clinical trials as agreed upon or fails to file the NDA submission in AMD, we may not be able to continue our development program as planned and this could materially harm our business.

Iridex

     In May 1996, we entered into a co-development and distribution agreement with Iridex, a leading provider of semiconductor-based laser systems to treat eye diseases. The agreement generally provides Miravant with the exclusive right to co-develop with Iridex light producing devices for use in photodynamic therapy in the field of ophthalmology. We will conduct clinical trials and make regulatory submissions with respect to all co-developed devices and Iridex will manufacture all devices for such trials, with costs shared as set forth in the agreement. Iridex is currently the sole supplier of the light producing device used in our AMD clinical trials. We currently have limited capabilities, experience and personnel to manufacture the AMD light producing device. If Iridex fails to provide the devices as agreed upon, we may not be able to continue our development program as planned and this may harm our business.

BECAUSE WE ARE RELYING ON OUR CORPORATE PARTNER, PHARMACIA CORPORATION, TO ASSIST US WITH AND TO PROVIDE FUNDS TO DEVELOP OUR POTENTIAL OPHTHALMOLOGY PRODUCTS, WE COULD EXPERIENCE DELAYS IN OUR DEVELOPMENT AND OUR BUSINESS WILL SUFFER, IF PHARMACIA CORPORATION FAILS TO PROVIDE US WITH ADEQUATE FINANCIAL AND OPERATIONAL SUPPORT.

     We are relying on Pharmacia Corporation to provide funds and co-develop with us our potential ophthalmology products. We cannot be certain that Pharmacia Corporation will continue to fund the co-development program. If
Pharmacia Corporation fails to co-develop our products or fails to provide funding as required, we may not be able to continue our development program as we have planned and our business may be materially harmed.

ACCEPTANCE OF OUR PRODUCTS IN THE MARKETPLACE IS UNCERTAIN, AND FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS.

     Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

     * The establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products and diagnostic and/or imaging techniques;
     * Pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators; and
     * The possibility that physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products.

     If our products are not accepted due to these or other factors our business will not develop as planned and may be harmed.

OUR BUSINESS IS NOT EXPECTED TO BE PROFITABLE FOR THE FORESEEABLE FUTURE AND WE WILL NEED ADDITIONAL FUNDS TO CONTINUE OUR OPERATIONS IN THE FUTURE. IF WE FAIL TO OBTAIN ADDITIONAL FUNDING, WE COULD BE FORCED TO REDUCE OR CEASE OPERATIONS.

     We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * The pace of scientific progress in our research and development programs;
     *    The magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     *    The time and costs involved in obtaining regulatory approvals;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments;
     *    Our ability to establish additional collaborations;
     *    Changes in existing collaborations;
     * Our dependence on others for development and commercialization of our potential products;
     *    The cost of manufacturing, marketing and distribution; and
     *    The effectiveness of our commercialization activities.

     We believe that our cash and anticipated sources of funding, the net proceeds of future offerings and debt or equity financings will be adequate to satisfy our anticipated capital needs through December 31, 2001. We intend to seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration or through public or private equity or debt financings. However, additional financing may not be available on acceptable terms or at all or may be limited based on our Credit Agreement with Pharmacia Corporation. Any inability to obtain additional financing would adversely affect our business and could cause us to reduce or cease operations.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH MAY FLUCTUATE SIGNIFICANTLY. WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred significant operating losses since our inception in 1989 and, as of December 31, 2000, had an accumulated deficit of approximately $157.2 million. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years as we continue to incur increasing costs for research and development, preclinical studies, clinical trials, manufacturing and general corporate activities. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of our drugs and only limited revenues have been generated from sales of our devices. We do not expect to achieve significant levels of revenues for the next few years. Our revenues to date have consisted of license reimbursements, grants awarded, royalties, milestone payments, payments for our devices, and interest income. Our revenues for the foreseeable future are expected to consist primarily of revenue related to license agreements.

IF WE ARE NOT ABLE TO SUCCESSFULLY MAINTAIN OUR RELATIONSHIP WITH PHARMACIA CORPORATION AND ESTABLISH COLLABORATIVE AND LICENSING ARRANGEMENTS WITH OTHERS, OUR BUSINESS MAY BE HARMED.

     We have entered into collaborative relationships with certain corporations and academic institutions for the research and development, preclinical studies and clinical trials, licensing, manufacturing, sales and distribution of our products. These collaborative relationships include:

     * The License Agreements under which we granted to Pharmacia Corporation an exclusive worldwide license to use, distribute and sell SnET2 for therapeutic or diagnostic applications in photodynamic therapy for ophthalmology, oncology and urology;
     * Definitive agreements with Iridex, Ramus and Xillix for the development of devices for use in photodynamic therapy in the fields of ophthalmology, cardiovascular disease and oncology, respectively;
     * Definitive agreement with Fresenius for final drug formulation and drug product supply;
     * Letter agreements with BSC and Cordis for the co-development of catheters for use in photodynamic therapy;
     * Letter agreement with Medicis for the clinical development of PhotoPoint therapy in dermatology; and
     * Letter agreement with Chiron for the early detection and treatment of lung cancer.

     The amount of royalty revenues and other payments, if any, ultimately paid by Pharmacia Corporation globally to Miravant for sales of SnET2 is dependent, in part, on the amount and timing of resources Pharmacia Corporation commits to research and development, clinical testing and regulatory approval and marketing and sales activities, which are entirely within the control of Pharmacia Corporation. Pharmacia Corporation may not pursue the development and commercialization of SnET2 and/or may not perform its obligations as expected. We have not yet entered into any definitive collaborative agreements with BSC, Cordis, Medicis or Chiron. These collaborations may not culminate in definitive collaborative agreements or marketable products. Additionally, Iridex, Ramus and Xillix may not continue the development of devices for use in photodynamic therapy, or such development may not result in marketable products.

     We are currently at various stages of discussions with some of these and other companies regarding the establishment of collaborations. Our current and future collaborations are important to us because they allow us greater access to funds, to research, development or testing resources and to manufacturing, sales or distribution resources that we would otherwise not have. We intend to continue to rely on such collaborative arrangements. Some of the risks and uncertainties related to the reliance on collaborations include:

     * Our ability to negotiate acceptable collaborative arrangements, including those based upon existing letter agreements;
     * Future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold;
     * Collaborative relationships, such as our license and credit agreements with Pharmacia Corporation, may limit or restrict us;
     * Collaborative partners are free to pursue alternative technologies or products either on their own or with others, including our competitors, for the diseases targeted by our programs and products;
     * Our partners may fail to fulfil their contractual obligations or terminate the relationships described above, and we may be required to seek other partners, or expend substantial resources to pursue these activities independently. These efforts may not be successful; and
     * Our ability to manage, interact and coordinate our timelines and objectives with our strategic partners may not be successful.

WE HAVE LIMITED MANUFACTURING AND MARKETING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES.

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs, as approved by the FDA. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we intend to manufacture drugs and devices, we have not yet manufactured any products in commercial quantities under GMPs and have no experience in such commercial manufacturing. We are licensed by the State of California to manufacture bulk drug substance at our Santa Barbara, California facility for clinical trial and other use. We currently manufacture the SnET2 drug substance, the process up to the final formulation and packaging step and have the ability to manufacture light producing devices and light delivery devices, and conduct other production and testing activities, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug product, light producing and light delivery devices and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities. We currently have the capacity, in conjunction with our manufacturing suppliers Fresenius and Iridex, to manufacture products at certain commercial levels and will be able to do so under GMPs with subsequent FDA approval. If we receive an FDA or other regulatory approval we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we will need to expend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our business growth could be limited and could be materially and adversely affected. Fresenius is the sole manufacturer of the final formulation of our drug product SnET2 and Iridex is currently the sole supplier of the light producing devices used in our AMD clinical trials. Both have commercial quantity capabilities.

     We have no direct experience in marketing, distributing and selling pharmaceutical or medical device products. We will need to develop a sales force or rely on our collaborators or licensees or make arrangements with others to provide for the marketing, distribution and sale of our products. We currently intend to rely on Pharmacia Corporation and Iridex for these needs for the AMD project. Our marketing, distribution and sales capabilities or current or future arrangements with third parties for such activities may not be adequate for the successful commercialization of our products.

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

WE MAY NOT HAVE ADEQUATE PROTECTION AGAINST PRODUCT LIABILITY OR RECALL.

     The testing, manufacture, marketing and sale of human pharmaceutical products entails significant inherent, industry-wide risks of allegations of product liability. The use of our products in clinical trials and the sale of our products may expose us to liability claims. These claims could be made directly by patients or consumers, or by companies, institutions or others using or selling our products. The following are some of the risks related to liability and recall:

     * We are subject to the inherent risk that a governmental authority or third party may require the recall of one or more of our products;
     * We have not obtained liability insurance that would cover a claim relating to the clinical or commercial use or recall of our products;
     * In the absence of liability insurance, claims made against us or a product recall could have a material adverse effect on us;
     * If we obtain insurance coverage in the future, this coverage may not be available at a reasonable cost and in amounts sufficient to protect us against claims that could have a material adverse effect on our financial condition and prospects; and
     * Liability claims relating to our products or a product recall could negatively effect our ability to obtain or maintain regulatory approval for our products.

     We have agreed to indemnify certain of our collaborative partners against certain potential liabilities relating to the manufacture and sale of SnET2 and PhotoPoint therapy light devices. A successful product liability claim could materially adversely affect our business, financial condition and results of operations.

WE MAY FAIL TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OUR PATENTS AND OUR PROPRIETARY TECHNOLOGY.

     Our success will depend, in part, on our and our licensors' ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing the proprietary rights of others. The exclusive license relating to various drug compounds, including our leading drug candidate SnET2, may become non-exclusive if we fail to satisfy certain development and commercialization objectives. The termination or restriction of our rights under this or other licenses for any reason would likely have a material adverse impact on our business, our financial condition and results of our operations. Although we believe we should be able to achieve such objectives, we may not be successful.

     The patent position of pharmaceutical and medical device firms generally is highly uncertain. Some of the risks and uncertainties include:

     * The patent applications owned by or licensed to us may not result in issued patents;
     * Our issued patents may not provide us with proprietary protection or competitive advantages;
     *    Our issued patents may be infringed upon or designed around by others;
     * Our issued patents may be challenged by others and held to be invalid or unenforceable;
     *    The patents of others may have a material adverse effect on us; and
     *    Significant time and funds may be necessary to defend our patents.

     We are aware that our competitors and others have been issued patents relating to photodynamic therapy. In addition, our competitors and others may have been issued patents or filed patent applications relating to other potentially competitive products of which we are not aware. Further, our competitors and others may in the future file applications for, or otherwise obtain proprietary rights to, such products. These existing or future patents, applications or rights may conflict with our or our licensors' patents or applications. Such conflicts could result in a rejection of our or our licensors' applications or the invalidation of the patents. This could have a material adverse effect on our competitive position. If such conflicts occur, or if we believe that such products may infringe on our proprietary rights, we may pursue litigation or other proceedings, or may be required to defend against such litigation. Such proceedings may materially adversely affect our competitive position, and we may not be successful in any such proceeding. Litigation and other proceedings can be expensive and time consuming, regardless of whether we prevail. This can result in the diversion of substantial financial, managerial and other resources from other activities. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related research and development activities or product sales. Some of the risks and uncertainties include:

     * We do not have contractual indemnification rights against the licensors of the various drug patents;
     * We may be required to obtain licenses under dominating or conflicting patents or other proprietary rights of others;
     * Such licenses may not be made available on terms acceptable to us, if at all; and
     * If we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

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

IF OUTSTANDING STOCK OPTIONS AND WARRANTS ARE EXERCISED, THE VALUE OF OUR COMMON STOCK OUTSTANDING JUST PRIOR TO THE EXERCISE MAY BE DILUTED.

     As of March 12, 2001, there were outstanding stock options to purchase 4,045,802 shares of Common Stock, with exercise prices ranging from $0.67 to $55.50 per share, with a weighted average exercise price of $15.34 per share. In addition, as of March 12, 2001, there were outstanding warrants to purchase 2,891,500 shares of Common Stock, with exercise prices ranging from $7.00 to $60.00 per share, with a weighted average exercise price of $25.01 per share. If the holders exercise a significant number of these securities at any one time, the market price of the Common Stock could fall and the value of the Common Stock held by other stockholders may be diluted. The holders of the options and warrants have the opportunity to profit if the market price for the Common Stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the Common Stock does not rise above the exercise price of these securities, then they will probably not be exercised and may expire based on their respective expiration dates.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the last fiscal year, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From January 1, 2000 to December 31, 2000, our Common Stock price, per the Nasdaq closing price, has ranged from a high of $29.86 to a low of $9.28.

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may have a material adverse effect on the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

     *    Future   announcements   concerning  Miravant  or  our  collaborators,
          competitors or industry;
     *    The  results  of  our  testing,   technological   innovations  or  new
          commercial products;
     * The results of preclinical studies and clinical trials by us or our competitors;
     *    Technological innovations or new therapeutic products;
     *    Litigation;
     * Public concern as to the safety, efficacy or marketability of products developed by us or others;
     *    Comments by securities analysts;
     *    The achievement of or failure to achieve certain milestones; and
     * Governmental regulations, rules and orders, or developments concerning safety of our products.

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

OUR CHARTER AND BYLAWS CONTAIN PROVISIONS THAT MAY PREVENT TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

     Our charter and bylaws restrict certain actions by our stockholders. For example:

     * Our stockholders can act at a duly called annual or special meeting but they may not act by written consent;
     * Special meetings can only be called by our chief executive officer, president, or secretary at the written request of a majority of our Board of Directors; and
     * Stockholders also must give advance notice to the secretary of any nominations for director or other business to be brought by stockholders at any stockholders' meeting.

     Some of these restrictions can only be amended by a super-majority vote of members of the Board and/or the stockholders. These and other provisions of our charter and bylaws, as well as certain provisions of Delaware law, could prevent changes in our management and discourage, delay or prevent a merger, tender offer or proxy contest, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our Common Stock.

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

EFFECTING A CHANGE OF CONTROL OF MIRAVANT WOULD BE DIFFICULT, WHICH MAY DISCOURAGE OFFERS FOR SHARES OF OUR COMMON STOCK.

     Our Board of Directors has adopted a Preferred Stockholder Rights Plan. The plan may have the effect of delaying, deterring, or preventing changes in our management or control of Miravant, which may discourage potential acquirers who otherwise might wish to acquire us without the consent of the Board of Directors. Under the plan, if a person or group acquires 20% or more of our common stock, all holders of rights (other than the acquiring stockholder) may, upon payment of the purchase price then in effect, purchase common stock having a value of twice the purchase price. In the event that we are involved in a merger or other similar transaction where Miravant is not the surviving corporation, all holders of rights (other than the acquiring stockholder) shall be entitled, upon payment of the then in effect purchase price, to purchase Common Stock of the surviving corporation having a value of twice the purchase price. The rights will expire on July 31, 2010, unless previously redeemed.

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN INTEGRATING BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES.

     We may expand our operations and market presence by entering into business combinations, joint ventures or other strategic alliances with other companies. These transactions create risks, such as the difficulty assimilating the operations, technology and personnel of the combined companies; the disruption or our ongoing business, including loss of management focus on existing businesses and other market developments; problems retaining key technical and managerial personnel; expenses associated with the amortization of goodwill and other purchased intangible assets; additional operating losses and expenses of acquired businesses; the impairment of relationships with existing employees, customers and business partners; and, additional losses from any equity investments we might make.

     We may not succeed in addressing these risks, and we may not be able to make business combinations and strategic investments on terms that are acceptable to us. In addition, any businesses we may acquire may incur operating losses.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities are all located in the state of California and are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

                          RISKS RELATED TO OUR INDUSTRY

WE ARE SUBJECT TO UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM.

     Our products may not be covered by the various health care providers and third party payors. If they are not covered, our products may or may not be purchased or sold as expected. Our ability to commercialize our products successfully may depend, in part, on the extent to which reimbursement for these products and related treatment will be available from collaborative partners, government health administration authorities, private health insurers, managed care entities and other organizations. These payers are increasingly challenging the price of medical products and services and establishing protocols and formularies, which effectively limit physicians' ability to select products and procedures. Uncertainty exists as to the reimbursement status of health care products, especially innovative technologies. Additionally, reimbursement coverage, if available, may not be adequate to enable us to achieve market acceptance of our products or to maintain price levels sufficient for realization of an appropriate return on our products.

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

     In addition, cost control initiatives could adversely affect our business in a number of ways, including:

     * Decreasing the price we, or any of our partners or licensees, receive for any of our products;
     *    Preventing  the  recovery  of  development   costs,   which  could  be
          substantial; and
     *    Minimizing profit margins.

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

     Some of the risks and uncertainties relating to United States Government regulation include:

     * Delays in obtaining approval or rejections due to regulatory review of each submitted new drug, device or combination drug/device application or product license application, as well as changes in regulatory policy during the period of product development;
     * If regulatory approval of a product is granted, such approval may entail limitations on the uses for which the product may be marketed;
     * If regulatory approval is obtained, the product, our manufacturer and the manufacturing facilities are subject to continual review and periodic inspections;
     * If regulatory approval is obtained, such approval may be conditional on the satisfaction of the completion of clinical trials or require additional clinical trials;
     * Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market and litigation; and
     * Photodynamic therapy products have been categorized by the FDA as combination photodynamic therapy products. If current or future drug/device products do not continue to be categorized for regulatory purposes as combination products, then:

          *    The FDA may require separate drug and device submissions; and
          *    The FDA may require separate approval by regulatory authorities.

     Some  of  the  risks  and   uncertainties  of  international   governmental
regulation include:

     * Foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries;
     * Our drug products may not qualify for the centralized review procedure or we may not be able to obtain a national market application that will be accepted by other EU member states;
     * Our devices must also meet the new Medical Device Directive effective in Europe in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a CE Mark authorized by a registered notified body of an EU member state prior to free sale in the EU; and
     * Registration and approval of a photodynamic therapy product in other countries, such as Japan, may include additional procedures and requirements, nonclinical and clinical studies, and may require the assistance of native corporate partners.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID CHANGES IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES THAT COULD MAKE SOME OR ALL OF OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE. COMPETING PRODUCTS AND TECHNOLOGIES MAY MAKE SOME OR ALL OF OUR PROGRAMS OR POTENTIAL PRODUCTS NONCOMPETITIVE OR OBSOLETE.

     Our   industry  is  subject  to  rapid,   unpredictable   and   significant
technological change. Competition is intense. Well-known pharmaceutical, biotechnology and chemical companies are marketing well-established therapies for the treatment of AMD. Doctors may prefer familiar methods that they are comfortable using rather than try our products. Many companies are also seeking to develop new products and technologies for medical conditions for which we are developing treatments. Our competitors may succeed in developing products that are safer or more effective than ours and in obtaining regulatory marketing approval of future products before we do. We anticipate that we will face increased competition as new companies enter our markets and as the scientific development of PhotoPoint therapy evolves.

     We expect that our principal methods of competition with other photodynamic therapy companies will be based upon such factors as:

     *    The ease of administration of our photodynamic therapy;
     *    The degree of generalized skin sensitivity to light;
     *    The number of required doses;
     *    The safety and efficacy profile;
     * The selectivity of our drug for the target lesion or tissue of interest;
     *    The type and cost of our light systems; and
     *    The cost of our drug.

     We cannot give you any assurance that new drugs or future developments in photodynamic therapy or in other drug technologies will not have a material adverse effect on our business. Increased competition could result in:

     *    Price reductions;
     *    Lower levels of third-party reimbursements;
     *    Failure to achieve market acceptance; and
     *    Loss of market share.

     Any of which could have an adverse effect on our business. Further, we cannot give you any assurance that developments by our competitors or future competitors will not render our technology obsolete.

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

     We are aware that other companies are marketing or developing certain products to prevent, diagnose or treat diseases for which we are developing PhotoPoint therapy. These products, as well as others of which we may not be aware, may adversely affect the existing or future market for our products. Competitive products may include, but are not limited to, drugs such as those designed to inhibit angiogenesis or otherwise target new blood vessels, certain medical devices, and other photodynamic therapy treatments.

     We are aware of various competitors involved in the photodynamic therapy sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. One company is QLT Inc., or QLT. We understand that QLT's drug Visudyne has received marketing approval in the United States and certain other countries for the treatment of AMD. QLT is therefore first to market in this disease area. We understand that at least two other photodynamic therapy drugs have received marketing approval in the United States - Photofrin(R) (QLT / Axcan Pharmaceuticals) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals / Berlex Laboratories) for the treatment of actinic keratoses, a dermatological condition. We are aware of other drugs and devices under development by these and other photodynamic therapy competitors, such as Pharmacyclics, in disease areas for which we are developing PhotoPoint therapy. These competitors may develop superior products or reach the market prior to PhotoPoint therapy and render our products non-competitive or obsolete.

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

     Our understanding of the market opportunities for our PhotoPoint therapy is derived from a variety of sources, and represents our best estimate of the overall market sizes presented in certain disease areas. The actual market size and market share which we may be able to obtain may vary substantially from our estimates, and is dependent upon a number of factors, including:

     * Competitive treatments, either existing or those that may arise in the future;
     *    Performance of our products and subsequent labeling claims; and
     *    Actual patient population at and beyond product launch.

OUR PRODUCTS ARE SUBJECT TO OTHER STATE AND FEDERAL LAWS, FUTURE LEGISLATION AND REGULATIONS.

     In addition to the regulations for drug or device approvals, we are subject to regulation under state, federal or other law, including regulations for worker occupational safety, laboratory practices, environmental protection and hazardous substance control. We continue to make capital and operational expenditures for protection of the environment in amounts which are not material. Some of the risks and uncertainties related to laws and future legislation or regulations include:

     * Our future capital and operational expenditures related to these matters may increase and become material;
     * We may also be subject to other present and possible future local, state, federal and foreign regulation;
     * Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States, combined with the continuing efforts of governmental authorities to contain or reduce costs of health care, may result in the enactment of national health care reform or other legislation or regulations that impose limits on the number and type of medical procedures which may be performed or which have the effect of restricting a physician's ability to select specific products for use in certain procedures;
     * Such new legislation or regulations may materially adversely affect the demand for our products. In the United States, there have been, and we expect that there will continue to be, a number of federal and state legislative proposals and regulations to implement greater governmental control in the health care industry;
     * The announcement of such proposals may materially adversely affect our ability to raise capital or to form collaborations; and
     * Legislation or regulations that impose restrictions on the price that may be charged for health care products or medical devices may adversely affect our results of operations.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     All information required by this item is included on pages 47 - 65 in Item 14 of Part IV of this Report and is incorporated into this item by reference.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Miravant Medical Technologies

We have audited the accompanying consolidated balance sheets of Miravant Medical Technologies as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miravant Medical Technologies at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                          /S/ ERNST & YOUNG LLP

March 7, 2001
Woodland Hills, California


                                              CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,

                                                                                        2000                  1999
                                                                                 ------------------   -------------------
                                    Assets

Current assets:
   Cash and cash equivalents...............................................      $      1,935,000     $      19,168,000
   Investments in short-term marketable securities.........................            18,900,000             3,621,000
   Accounts receivable.....................................................               932,000             5,717,000
   Prepaid expenses and other current assets...............................               967,000             1,147,000
                                                                                 ------------------   -------------------
Total current assets.......................................................            22,734,000            29,653,000

Property, plant and equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,649,000             1,639,000
   Equipment...............................................................             5,882,000             5,679,000
   Leasehold improvements..................................................             4,538,000             4,488,000
                                                                                 ------------------   -------------------
                                                                                       12,097,000            11,834,000
   Accumulated depreciation................................................            (9,781,000)           (8,112,000)
                                                                                 ------------------   -------------------
                                                                                        2,316,000             3,722,000

Investments in affiliates..................................................               859,000               752,000
Deferred financing costs...................................................             1,287,000               871,000
Patents and other assets...................................................               831,000               825,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $     28,027,000      $     35,823,000
                                                                                 ==================   ===================

               Liabilities   and   stockholders'    equity   (deficit)

Current liabilities:
   Accounts payable........................................................      $      2,665,000      $      4,070,000
   Accrued payroll and expenses............................................               638,000               650,000
                                                                                 ------------------   -------------------
Total current liabilities..................................................             3,303,000             4,720,000

Long-term liabilities:
   Long-term debt..........................................................            24,794,000            15,379,000
   Sublease security deposits..............................................                94,000               127,000
                                                                                 ------------------   -------------------
Total long-term liabilities................................................            24,888,000            15,506,000

Stockholders' equity (deficit):
   Common stock, 50,000,000 shares authorized;  18,576,503 and 18,038,270 shares issued and outstanding at December 31, 2000 and
     1999, respectively....................................................           158,842,000           152,731,000
   Notes receivable from officers..........................................              (487,000)             (460,000)
   Deferred compensation and interest......................................            (1,220,000)           (1,776,000)
   Accumulated other comprehensive loss....................................              (132,000)           (3,724,000)
   Accumulated deficit.....................................................          (157,167,000)         (131,174,000)
                                                                                 ------------------   -------------------
Total stockholders' equity (deficit).......................................              (164,000)           15,597,000
                                                                                 ------------------   -------------------
Total liabilities and stockholders' equity (deficit).......................      $     28,027,000      $     35,823,000
                                                                                 ==================   ===================

See accompanying notes.


                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year ended December 31,
                                                                   2000                 1999                1998
                                                            -------------------  -------------------  ------------------
Revenues:
   License - contract research and development.......            $  4,481,000        $  13,996,000      $    9,314,000
   Royalties.........................................                      --              143,000             191,000
   Grants............................................                 112,000              438,000             674,000
                                                            -------------------  -------------------  ------------------
Total revenues.......................................               4,593,000           14,577,000          10,179,000

Costs and expenses:
   Research and development..........................              19,944,000           29,749,000          29,233,000
   Selling, general and administrative...............               6,273,000            7,473,000           9,626,000
   Loss in affiliate.................................                      --              417,000           2,929,000
                                                            -------------------  -------------------  ------------------
Total costs and expenses.............................              26,217,000           37,639,000          41,788,000

Loss from operations.................................             (21,624,000)         (23,062,000)        (31,609,000)

Interest and other income (expense):
   Interest and other income.........................               1,370,000            1,240,000           3,546,000
   Interest expense..................................              (2,254,000)            (434,000)             (1,000)
   Non-cash loss in investment.......................              (3,485,000)                  --                  --
                                                            -------------------  -------------------  ------------------
Total net interest and other income (expense)........              (4,369,000)             806,000           3,545,000
                                                            -------------------  -------------------  ------------------
Net loss.............................................           $ (25,993,000)     $   (22,256,000)    $   (28,064,000)
                                                            ===================  ===================  ==================
Net loss per share - basic and diluted...............           $       (1.42)     $         (1.25)    $         (1.94)
                                                            ===================  ===================  ==================
Shares used in computing net loss per share..........              18,294,525           17,768,670          14,464,044
                                                            ===================  ===================  ==================

See accompanying notes.


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            Notes                         Accumulated
                                                          Receivable        Deferred        Other
                                   Common Stock             from          Compensation   Comprehensive     Accumulated
                               Shares        Amount        Officers       and Interest       Loss            Deficit        Total
                            ------------ --------------- -------------- --------------- --------------  --------------- ------------
Balance at January 1, 1998.   13,952,847   $170,451,000   $          --   $ (1,899,000)  $          --  $(80,854,000)  $ 87,698,000
 Comprehensive loss:
  Net loss.................           --             --              --             --              --   (28,064,000)   (28,064,000)
  Unrealized loss in
   investment in Xillix....       58,909      1,476,000              --             --      (2,964,000)           --     (1,488,000)
                                                                                                                        ------------
 Total comprehensive loss..                                                                                             (29,552,000)
 Exercise of stock options
  and warrants.............      551,566      2,330,000              --             --              --            --      2,330,000
 Notes receivable from
  officers.................       83,731        179,000      (1,525,000)            --              --            --     (1,346,000)
 Issuance of stock awards..       51,121      1,579,000              --             --              --            --      1,579,000
 Repurchases of stock......     (725,000)   (17,911,000)             --             --              --            --    (17,911,000)
 Fulfillment of obligations
  under  the Securities
  Purchase Agreement and
  related amendments.......    2,106,880    (25,521,000)             --             --              --            --    (25,521,000)
 Deferred compensation
  related to warrants
  granted and notes
  from officers............           --      3,406,000              --     (3,406,000)             --             --            --
 Amortization of deferred
  compensation.............           --             --              --      2,409,000              --             --     2,409,000
                             ------------ --------------- -------------- --------------- -------------- --------------- ------------
Balance at December 31, 1998  16,080,054  $ 135,989,000   $  (1,525,000) $  (2,896,000)  $ (2,964,000)  $(108,918,000) $ 19,686,000
 Comprehensive loss:
  Net loss.................           --             --              --             --             --     (22,256,000)  (22,256,000)
  Unrealized loss in
  investment in Xillix.....           --             --              --             --       (760,000)             --      (760,000)
                                                                                                                        ------------
 Total comprehensive loss..                                                                                             (23,016,000)
 Issuance of stock at
  $16.71 per share (net of
  approximately $324,000
  of offering costs)......     1,136,533     18,676,000              --             --             --              --    18,676,000
 Exercise of stock options
  and warrants............        36,202         95,000              --             --             --              --        95,000
 Notes receivable from
  officers................            --             --       1,065,000             --             --              --     1,065,000
 Issuance of stock awards.        96,485        972,000              --             --             --              --       972,000
 Fulfillment of obligations
  under the Securities
  Purchase Agreement and
  related amendments.......      688,996     (4,204,000)             --             --             --              --    (4,204,000)
 Deferred compensation,
  deferred interest related
  to warrants granted and
  officer notes.............          --      1,203,000              --        (332,000)           --               --      871,000
 Amortization of deferred
  compensation and interest
  from  warrants............          --             --              --       1,452,000            --               --    1,452,000
                              ------------ --------------- ------------- --------------- --------------  --------------- -----------
Balance at December 31, 1999  18,038,270  $ 152,731,000     $  (460,000)   $ (1,776,000)  $(3,724,000)   $(131,174,000) $15,597,000
 Comprehensive loss:
  Net loss..................          --             --              --              --            --      (25,993,000) (25,993,000)
  Net change in accumulated
  other comprehensive loss..          --             --              --              --     3,592,000               --    3,592,000
                                                                                                                        ------------
 Total comprehensive loss...                                                                                            (22,401,000)
 Exercise of stock options
  and  warrants.............     486,979      4,414,000              --              --            --               --    4,414,000
 Issuance of stock awards...      51,254        760,000              --              --            --               --      760,000
 Deferred compensation,
  deferred interest related
  to warrants granted and
  officer notes.............          --        937,000          (27,000)      (205,000)           --               --      705,000
 Amortization of deferred
  compensation and interest
  from warrants.............          --             --               --        761,000            --               --      761,000
                             ------------ ---------------   -------------  --------------- -------------- --------------- ----------
Balance at December 31, 2000  18,576,503  $ 158,842,000      $  (487,000)  $ (1,220,000)  $  (132,000)   $(157,167,000)  $ (164,000)
                             ============ ===============   =============  =============== ============== =============== ==========
See accompanying notes.

                                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year ended December 31,

Operating activities:                                                    2000                 1999                 1998
                                                                    ----------------     ----------------     ---------------
    Net loss...............................................       $   (25,993,000)     $    (22,256,000)    $   (28,064,000)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Depreciation and amortization.......................             1,743,000             2,690,000           2,736,000
       Amortization of deferred compensation...............               761,000             1,452,000           2,409,000
       Non-cash loss in investment.........................             3,485,000                    --                  --
       Loss on sale of property, plant and equipment.......                    --                25,000                  --
       Reserve for loan receivable from affiliate..........                    --               250,000           1,808,000
       Stock awards........................................               760,000             1,006,000           1,579,000
       Non-cash interest and amortization of deferred
          financing costs on long-term debt................             2,231,000               379,000                  --
       Write-off of investment in affiliate................                    --                    --             895,000
       Reserve for patents.................................                74,000               412,000                  --
       Changes in operating assets and liabilities:
          Accounts receivable .............................             4,785,000            (2,679,000)         (1,349,000)
          Prepaid expenses and other assets................               225,000              (235,000)           (528,000)
          Accounts payable and accrued payroll.............            (1,444,000)              596,000          (1,188,000)
                                                                  ------------------   ------------------  ------------------
    Net cash used in operating activities..................           (13,373,000)          (18,360,000)        (21,702,000)

Investing activities:

    Purchases of marketable securities.....................           (31,396,000)           (17,014,000)      (230,660,000)
    Sales of marketable securities.........................            16,117,000             13,393,000        258,456,000
    Investments in affiliates..............................                    --                     --         (3,000,000)
    Loan to affiliate......................................                    --               (250,000)        (1,808,000)
    Purchases of property, plant and equipment.............              (263,000)              (551,000)        (2,731,000)
    Sublease security deposits.............................               (33,000)               127,000                 --
    Purchases of patents...................................              (199,000)               (59,000)          (468,000)
                                                                  ------------------   ------------------  ------------------
    Net cash (used in) provided by investing activities....           (15,774,000)            (4,354,000)        19,789,000

Financing activities:

    Proceeds from issuance of Common Stock, less
       issuance costs......................................             4,414,000            18,737,000           2,509,000
    Proceeds from long-term debt...........................             7,500,000            15,000,000                  --
    Purchases of  Common Stock.............................                    --                    --         (17,911,000)
    Repayments (advances) of notes to officers.............                    --             1,065,000          (1,525,000)
    Payments of capital lease obligations..................                    --                    --             (21,000)
    Purchases of Common Stock under the Amended
       Securities Agreement................................                    --                    --         (16,875,000)
    Payments for price protection obligations under the
       Amended Securities Agreement........................                    --            (4,204,000)         (8,646,000)
                                                                  ------------------   ------------------  ------------------
    Net cash provided by (used in) financing activities....            11,914,000            30,598,000         (42,469,000)

    Net (decrease) increase in cash and cash equivalents...           (17,233,000)            7,884,000         (44,382,000)

    Cash and cash equivalents at beginning of period.......            19,168,000            11,284,000          55,666,000
                                                                  ------------------   ------------------  ------------------
    Cash and cash equivalents at end of period.............       $     1,935,000      $     19,168,000     $    11,284,000
                                                                  ==================   ==================  ==================
Supplemental disclosures:

    State taxes paid.......................................       $         8,000      $        100,000     $       113,000
                                                                  ==================   ==================  ==================
    Interest paid..........................................       $        24,000      $             --     $         1,000
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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2000, the Company had an accumulated deficit of $157.2 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years. The Company is continuing its efforts in research and development and the preclinical studies and clinical trials of its products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, substantial additional financing will be required for the manufacture, marketing and distribution of its product in order to achieve a level of revenues adequate to support the Company's cost structure. Management of the Company believes it has sufficient resources to fund the required expenditures for the next twelve months and additional funding will be available when required. If additional funding is not available when required, management believes it has the ability to conserve cash required for operations over the next twelve months through the delay or reduction in scope of one or more of its research and development projects and by adjusting or deferring salaries to certain employees, if required, to conserve cash to be used in operations.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results may differ from those estimates and such differences may be material to the financial statements.

Principles of Consolidation

     The consolidated financial statements include the accounts of Miravant Medical Technologies and its wholly owned subsidiaries, Miravant Systems, Inc., Miravant Pharmaceuticals, Inc. and Miravant Cardiovascular, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made for purposes of consistent presentation.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

     Marketable securities consist of short-term, interest-bearing corporate bonds, U.S. Government obligations and municipal obligations. Marketable securities of $18.9 million and $3.6 million consisted of short-term, interest-bearing municipal bonds as of December 31, 2000 and 1999, respectively. The Company has established investing guidelines relative to concentration, maturities and credit ratings that maintain safety and liquidity.

     In accordance with Statement of Financial Accounting Standards or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2000 and 1999, all marketable securities and certain investments in affiliates were classified as "available-for-sale." Available-for-sale securities and investments are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned. Declines in value determined to be other-than-temporary on available-for-sale securities are listed separately as a non-cash loss in investment in the consolidated financial statements.

Investments in Affiliates

     Investments in affiliates owned more than 20% but not in excess of 50%, where the Company is not deemed to be able to exercise significant influence, are recorded under the equity method. Investments in affiliates, owned less than 20%, where the Company is not deemed to be able to exercise significant influence, are recorded under the cost method. Under the equity method, investments are carried at acquisition cost and generally adjusted for the proportionate share of the affiliates' earnings or losses. Under the cost method, investments are recorded at acquisition cost and adjusted to fair value based on the investment classification.

     In December 1996, the Company purchased an equity interest in Ramus Medical Technologies or Ramus for $2.0 million. The investment was accounted for under the equity method. As the Company was the main source of financing for Ramus, the Company conservatively recorded 100% of Ramus' loss to the extent of the investment made by the Company, resulting in losses from affiliates of $1.1 million and $895,000 for the years ended December 31, 1998 and 1999, respectively. The investment in Ramus has been fully reserved for as of December 31, 2000 and 1999, respectively.

     In June 1998, the Company purchased an equity interest in Xillix Technologies Corp. or Xillix. The Company received 2,691,904 shares of Xillix common stock, in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock. The investment has been accounted for under the cost method and classified as available-for-sale. See Note 11 for further discussion on the current value of the Company's investment in Xillix.

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

     Costs of acquiring patents are capitalized and amortized on the straight-line basis over the estimated useful life of the patents, seventeen years. Accumulated amortization was $305,000 and $231,000 at December 31, 2000 and 1999, respectively. The costs of servicing the Company's patents are expensed as incurred. Also included in this caption are deposits and other miscellaneous non-current assets.

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

Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion or APB Opinion No. 25 and related interpretations in accounting for its stock option plans.

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

     In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" or FIN 44. FIN 44 clarifies the definition of an employee for the purpose of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a stock plan qualifies as a noncompensatory stock plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was generally effective July 1, 2000 and the adoption of FIN 44 has not had a material effect on the Company's consolidated financial statements.

Revenue Recognition

     The Company recognizes revenues from product sales at the time of shipment to the customer. Grant, royalty and licensing income is recognized based on the terms of the related agreements and license income includes the reimbursement of certain preclinical and clinical costs.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 requires that license and other upfront fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earning process. The adoption of SAB 101, as amended, during fiscal 2000 has not had a material effect on the Company's consolidated financial statements.

Research and Development Expenses

     Research and development costs are expensed as incurred. The acquisition of technology rights for research and development projects and the value of equipment for specific research and development projects, with no alternative future use, are also included in research and development expenses.

Segment Reporting

     The Company is engaged principally in one aggregated line of business, the research and development of drugs and medical device products for the use in the Company's proprietary technologies for photodynamic therapy.

Comprehensive Loss

     The Company has elected to report other comprehensive loss in the consolidated statements of stockholders' equity as follows:


                                                                              2000              1999                 1998
                                                                         --------------    ---------------    ------------------
         Unrealized  holding gains (losses) arising during period
           from  available-for-sale  securities,  net of taxes of
           zero in each period...................................           $   107,000    $    (760,000)       $    (2,964,000)
         Reclassification adjustment for non-cash loss in
           investment recognized in net income ...................            3,485,000               --                   --
                                                                         --------------    ---------------    ------------------
         Net change in accumulated other comprehensive loss ......          $ 3,592,000    $    (760,000)       $    (2,964,000)
                                                                         ==============    ===============    ==================

Net Loss Per Share

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Common stock equivalent shares from all stock options and warrants for all years presented have been excluded from this computation as their effect is anti-dilutive.

     Basic loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period in accordance with SFAS No. 128. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per share as presented on the consolidated statements of operations are the same.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 has not had a material effect on the Company's consolidated financial statements.

2.   Credit Arrangements

Pharmacia Corporation

     In February 1999, the Company and Pharmacia Corporation, formerly Pharmacia & Upjohn, Inc., entered into a Credit Agreement which extended to the Company $22.5 million in credit, subject to certain limitations and restrictions, to be used to support the Company's ophthalmology, oncology and other development programs, as well as for general corporate purposes. The Credit Agreement allows for the Company to issue promissory notes for each quarterly loan received and for the quarterly interest amounts due on the amounts borrowed until December 2000 when the issuance of such promissory notes for the quarterly interest due will be subject to certain restrictions. Beginning in 2001, the Company can continue to issue promissory notes for the quarterly interest due for any quarter in which our adjusted net earnings, as described by the Credit Agreement, is less than the quarterly interest due. The promissory notes, which accrue interest at the prime rate, mature in June 2004 and, at the Company's option, can be repaid at the maturity date in the form of Miravant Common Stock, subject to certain limitations and restrictions as defined by the Credit Agreement. Under the Credit Agreement, the Company will be required to meet certain affirmative, negative and financial covenants until the loan is fully repaid.

     As of December 31, 2000, the $22.5 million in credit has been fully utilized. The Company received four quarterly loans for a total of $15.0 million in 1999 and received the final two quarterly loans for a total of $7.5 million in 2000. In connection with the receipt of these loans and in accordance with the Credit Agreement, the Company has issued 360,000 warrants to purchase Miravant Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for the last 120,000 shares. The Company has issued promissory notes for the $22.5 million principal balance as well as promissory notes totaling $379,000 in 1999 and $1.9 million in 2000 for the quarterly interest due. The interest rate for these notes was 9.50% at December 31, 2000. Additionally, the warrants granted, which have been valued at $1.7 million using the Black Scholes valuation, have been recorded as deferred financing costs on the balance sheet and will be amortized on a straight-line basis to interest expense over the life of the loans.

Ramus

     In April 1998, the Company entered into a $2.0 million revolving credit agreement with its affiliate, Ramus. Between 1998 and 1999, Ramus borrowed the entire $2.0 million available under the credit agreement. As of December 31, 2000, the balance of the loan, including principal and accrued interest, was $2.4 million. The loan, which was used to fund Ramus' clinical trials and operating costs, accrues interest at a variable rate (9.50% as of December 31, 2000) based on the Company's bank rate. The loan term was extended in March 2000 and the terms of the extension are currently being negotiated. The Company has established a reserve for the entire outstanding balance of the loan receivable at December 31, 2000 and 1999.

3.   Stockholders' Equity

Collaboration with Pharmacia Corporation

     In January 1999, the Company and Pharmacia Corporation entered into an Equity Investment Agreement pursuant to which Pharmacia Corporation purchased from the Company 1,136,533 shares of the Company's Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. This price included a premium of approximately 20% over the ten-day average per share closing price of the Common Stock through January 14, 1999. Additionally, in connection with the Equity Investment Agreement and the Credit Agreement, in February 1999 the Company and Pharmacia Corporation amended the 1998 Amendments of the License Agreements to eliminate the remaining future cost reimbursements for oncology and urology and any future milestone payments in age-related macular degeneration or AMD.

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

     In accordance with the Amendment Agreement, the Company repurchased 337,500 shares subject to the repurchase provisions of the Amendment Agreement at a cost of $16.9 million. This repurchase eliminated the Company's obligation to issue additional shares or pay cash under the amended price protection provisions for the August 1, September 1 and October 1, 1998 measurement dates. For the November 1 and December 1, 1998 measurement dates, the Company fulfilled its price protection obligation by electing to pay the purchasers cash, which amounted to $4.6 million and $4.0 million, respectively. In addition, the Company fulfilled its price protection obligations for the January 1, February 1, and March 1, 1999 measurement dates by electing to pay the purchasers cash and Common Stock, with the cash portion amounting to $1.2 million, $1.3 million and $1.7 million, respectively and the Common Stock portion amounting to 199,746 shares, 207,072 shares and 282,178 shares, respectively. The Company has now satisfied all of its price protection obligations under the Amendment Agreement and, as such, the Company has no further price protection obligations under this agreement to any of these parties. Additionally, for the purchasers of 500,000 shares under the October 1997 private placements, the Company amended their warrant agreements by changing the warrant exercise price to $20.00 per share, reducing the number of warrant shares issued from 500,000 warrants to 450,000 warrants and adding a call provision to the warrant agreements allowing the Company to require the exercise of the warrants according to the terms of the amended warrant agreements. All of the warrants issued related to these private equity placements are exercisable and expire in December 2001. As of December 31, 2000, no warrants have been exercised.

Preferred Stockholder Rights Plan

     On July 13, 2000, the Board of Directors of the Company adopted a Preferred Stockholder Rights Plan or the Rights Plan. Under the Rights Plan, Miravant has issued a dividend of one right for each share of its Common Stock held after the close of business on July 31, 2000. The Rights Plan is designed to assure stockholders' fair value in the event of a future unsolicited business combination or similar transaction involving the Company. This Rights Plan was not adopted in response to any attempt to acquire the Company, and Miravant is not aware of any such efforts.

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

Common Stock Repurchase Plan

     In December 1997, the Board of Directors authorized a Common Stock repurchase program allowing for the repurchase of up to 750,000 shares of Common Stock. This 750,000 share repurchase authorization was in addition to and superseded the repurchase program authorized in July 1996, which allowed for the repurchase of up to 600,000 shares of Common Stock. The Company had no stock repurchases in 1999 and 2000. In 1998, the Company repurchased stock under the Board authorized repurchase program, which amounted to 725,000 shares at a cost of $17.9 million. All shares repurchased were retired. The 750,000 repurchase plan has been fully utilized and no further repurchase programs have been authorized.

Notes Receivable from Officers

     In December 1997, the Compensation Committee of the Board of Directors recommended, and subsequently approved, non-recourse equity loans in varying amounts for the Company's Chief Executive Officer, President and Chief Financial Officer. The notes, which accrue interest at a fixed rate of 5.8% and are payable in five years, were awarded specifically for the purpose of exercising options to acquire the Company's Common Stock and for paying the related option exercise price and payroll taxes. The notes are collateralized by the underlying shares acquired upon exercise. In January 1999, the Company adjusted the loan balances to reflect a change in the amount of payroll taxes due. Payroll taxes of $961,000, originally withheld in 1998, were refunded to the Company by the applicable taxing agencies during 1999. As of December 31, 2000 the total balance of these loans was $139,000. Additionally, in 1998, the Company made a loan to its Chief Executive Officer; the loan accrues interest at a fixed rate of 5.5% and as of December 31, 2000 had a total balance of $348,000.

Stock Option Plans

     The Company has six stock-based compensation plans which are described below - the 1989 Plan, the 1992 Plan, the 1994 Plan, the 1996 Plan or, as a group, the Prior Plans, the Miravant Medical Technologies 2000 Stock Compensation Plan or the 2000 Plan and the Non-Employee Directors Stock Option Plan or the Directors' Plan. As disclosed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans.

     The Prior Plans provided for the grant of both incentive stock options and non-statutory stock options. Stock options were granted under these plans to certain employees, corporate officers, non-employee directors and consultants. The purchase price of incentive stock options must equal or exceed the fair market value of the Common Stock at the grant date and the purchase price of non-statutory stock options may be less than fair market value of the Common Stock at grant date. Effective June 14, 2000, the Prior Plans were superseded with the adoption of the 2000 Plan except to the extent of options outstanding under the Prior Plans. The Company has allocated 300,000 shares, 750,000 shares, 600,000 shares and 4,000,000 shares for the 1989 Plan, the 1992 Plan, the 1994 Plan and the 1996 Plan, respectively. The outstanding shares granted under the Prior Plans generally vest in equal annual installments over four years beginning one year from the grant date and expire ten years from the original grant date.

     The 2000 Plan provides for awards which include incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance shares, stock payments and dividend equivalent rights. Included in the 2000 Plan is an employee stock purchase program which has not yet been implemented. Officers, key employees, directors and independent contractors or agents of the Company may be eligible to participate in the 2000 Plan, except that incentive stock options may only be granted to employees of the Company. The 2000 Plan supersedes and replaces the Prior Plans and the Directors' Plan, except to the extent of options outstanding under those plans. The purchase price for awards granted from the 2000 Plan may not be less than the fair market value at the date of grant. The maximum amount of shares that could be awarded under the 2000 Plan over its term is 6,000,000 shares. Awards granted under the 2000 Plan expire on the date determined by the Plan Administrators as evidenced by the award agreement, but shall not expire later than ten years from the date the award is granted except for grants of restricted shares which expire at the end of a specified period if the specified service or performance conditions have not been met.

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

The following table summarizes all stock option activity:

                                                                Weighted
                                           Exercise Price        Average           Stock
                                             Per Share       Exercise price       Options
---------------------------------------------------------------------------------------------
Outstanding at January 1, 1998..........  $ 0.33  -  55.50     $ 16.80           2,241,783
   Granted..............................    8.50  -  39.00       21.21           1,117,250
   Exercised............................    0.33  -  28.00        2.43            (483,423)
   Canceled.............................    4.00  -  55.50       32.82            (376,754)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1998........    0.67  -  55.50       19.14           2,498,856
   Granted..............................    7.00  -  13.31       10.98             858,244
   Exercised............................    4.00  -   8.00        5.49             (29,528)
   Canceled.............................    6.00  -  40.00       20.90            (171,146)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1999........    0.67  - 55.50        16.91           3,156,426
   Granted..............................    9.28  - 21.31         9.80           1,015,500
   Exercised............................    4.00  - 15.00         8.69             (96,298)
   Canceled.............................    8.00  - 28.00        14.60             (29,826)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 2000........  $ 0.67  - 55.50      $ 15.34           4,045,802
---------------------------------------------------------------------------------------------

Options Outstanding by Price Range at
December 31, 2000.......................  $ 0.67  -   9.28     $  5.76           1,138,064
                                          $ 9.31  -  12.00     $  9.74           1,072,125
                                          $12.50  -  28.00     $ 17.12           1,033,613
                                          $29.63  -  55.50     $ 34.12             802,000
Exercisable at:
December 31, 1998.......................  $ 0.67  -  55.50     $ 15.45           1,227,651
December 31, 1999.......................  $ 0.67  -  55.50     $ 17.01           1,499,069
December 31, 2000.......................  $ 0.67  -  55.50     $ 17.99           1,955,916


     In accordance with APB Opinion No. 25 and FIN 44 and in connection with accounting for the Company's stock-based compensation plans, the Company recorded $80,000, $15,000 and $31,000 for the years ended December 31, 2000, 1999 and 1998, respectively, with respect to the variable stock options and options granted at less than fair value. Additionally, in January 1998, the Company issued loans to the Chief Executive Officer, President and Chief Financial Officer for the purpose of exercising stock options. In accordance with the accounting guidance for these types of loans, the Company recorded deferred compensation of $2.7 million related to these loans. The Company recorded $540,000 of compensation expense related to these loans for each of the years ended December 31, 2000, 1999 and 1998.

     If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                         2000                   1999                 1998
     ----------------------------------------- --- ----------------- -- --------------------- --------------------
     Net loss

        As reported......................            $ (25,993,000)           $ (22,256,000)       $ (28,064,000)
        Pro forma........................            $ (32,063,000)           $ (28,511,000)       $ (34,371,000)

     Loss per share - basic and diluted
        As reported......................            $       (1.42)           $      (1.25)        $       (1.94)
        Pro forma........................            $       (1.75)           $      (1.61)        $       (2.38)
     ----------------------------------------- --- ----------------- -- --------------------- --------------------

     The fair value of each option grant was estimated  using the  Black-Scholes option pricing model using the Multiple Option approach  whereby a separate fair value is  computed  for each  vesting  increment  of an  option.  The  following assumptions were used:
                                                         2000                   1999                 1998
     ----------------------------------------- --- ----------------- --- -------------------- -------------------
     Expected dividend yield.............                 0%                     0%                   0%
     Expected stock price volatility.....                50%                     50%                 50%
     Risk-free interest rate.............           5.75% - 6.00%           6.17% - 6.77%       4.62% - 4.83%
     Expected life of options............            2 - 4 years             2 - 4 years         2 - 4 years
     ----------------------------------------- --- ----------------- --- -------------------- -------------------

     The above assumptions are highly subjective, in particular the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

     The weighted average remaining contractual life of options outstanding at December 31, 2000, 1999 and 1998 was 7.1 years, 7.1 years and 7.2 years, respectively.

Warrants

     In connection with a private placement offering which commenced in 1993 and continued through 1994, the Company issued one detachable Common Stock warrant for every two shares of Common Stock purchased. Each half warrant was allocated $0.67 of the overall $8.00 per share purchase price. In 1994 and 1993, the Company issued detachable stock warrants in connection with the private placement offering of 287,294 shares and 242,247 shares, respectively. Each detachable stock warrant provides for the purchase of one share of Common Stock at $8.00 per share with the warrants expiring on December 31, 2000. Warrants to purchase 125,761 shares, 1,563 shares and 136,688 shares of Common Stock were exercised during 2000, 1999 and 1998, respectively. As of December 31, 2000, warrants to purchase 45,311 shares of Common Stock expired and were cancelled accordingly.

     During 1994 and 1993, the Company issued warrants to private placement selling agents and a corporate partner to purchase 7,216 shares and 148,449 shares of Common Stock, respectively. Each warrant provides for the purchase of one share of Common Stock at $8.00 per share with the warrants expiring December 31, 2000. Warrants to purchase 30,354 shares of Common Stock were exercised during 2000, no warrants were exercised in 1999 and 312 shares were exercised in 1998.

     In January 1995, the Company, in connection with a loan received from a principal of its designated selling agent, issued warrants to purchase 15,000 shares of the Company's Common Stock at $10.67 per share. These warrants were all exercised during 2000.

     In April 1995, the Company, in connection with consulting agreements, issued warrants to purchase 750,000 shares of Common Stock at $10.67 per share to various consultants. In November 1995, in connection with consulting agreements, the Company issued warrants to purchase 55,000 shares of Common Stock at $34.75 per share to different consultants. During 1997 and 1998, in connection with consulting agreements, the Company issued warrants to purchase 128,000 shares and 240,000 shares, respectively, of Common Stock to various consultants. These warrants were priced at the fair market value on the date of grant and the prices ranged from $7.00 to $32.13 per share. All of these warrants vest equally over the term of the agreements, generally between one and four years. In September 1998 and June 1999, the Company issued warrants to purchase 150,000 shares and 87,500 shares, respectively, of Common Stock at $7.00 per share to a consultant of the Company. The warrants are exercisable as of the date of grant and expire September 1, 2003. The consulting agreements can be terminated by the Company at any time with only those warrants vested as of the date of termination exercisable. The warrants expire five years after the date of issuance. As of December 31, 2000, warrants to purchase 154,000 shares of Common Stock were exercised. The Company recorded deferred compensation associated with the value of these warrants of $205,000, $276,000 and $717,000 in 2000, 1999 and 1998, respectively. The Company recorded compensation expense of $224,000, $843,000 and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, warrants to purchase 651,000 shares of Common Stock expired and were cancelled accordingly.

     In September and October 1997, the Company, in connection with three private equity placements, issued warrants to purchase 1,416,000 shares of Common Stock with 50% of the warrants exercisable at $55.00 per share and 50% exercisable at $60.00 per share. In addition, in connection with these private equity placements, the Company also issued warrants to purchase 250,000 shares of Common Stock to various selling agents. In accordance with the Amendment Agreement, for the purchasers of 900,000 shares, the warrant price was amended to be $35.00 per share and an additional 450,000 warrants at $35.00 per share were issued in accordance with the Amendment Agreement. Additionally, for the purchasers of 500,000 shares under the October 1997 private placements, the Company amended their warrant agreements by changing the warrant exercise price to $20.00 per share, reducing the number of warrant shares issued from 500,000 warrants to 450,000 warrants and adding a call provision to the warrant agreement allowing the Company to require the exercise of the warrants according to the terms of the amended warrant agreements. All the warrants issued related to the private equity placements are exercisable and expire in December 2001. As of December 31, 2000, no warrants have been exercised.

     As of December 31, 2000, the Company has reserved a total of 2,891,500 shares of its Common Stock, which may be issued upon the exercise of the outstanding warrants, as described above and elsewhere in the notes to the consolidated financial statements.

4.   Convertible Notes Payable

     In December 1994, the holders of $2.4 million in principal amount of convertible notes exchanged their notes for shares of Common Stock at $8.00 per share for 294,624 shares of Common Stock. The conversion also provided the noteholders with one warrant for every two shares of Common Stock converted for total warrants covering 147,312 shares of Common Stock. The warrants provide for the purchase of one share of Common Stock at $8.00 per share and expired December 31, 2000. During 1995, noteholders converted an additional $550,000 in principal amount of convertible notes for 68,748 shares of Common Stock at $8.00 per share. During 1996, holders of the remaining $93,000 in principal amount of convertible notes exchanged their notes for 11,562 shares of Common Stock at $8.00 per share. For the years ended December 31, 2000, 1999 and 1998 warrants to purchase 65,566 shares, 4,687 shares and 17,186 shares, respectively, of Common Stock were exercised. As of December 31 2000, warrants to purchase 17,186, shares of Common Stock expired and were cancelled accordingly.

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

     On December 9, 1996, the Board of Directors approved the Miravant Medical Technologies 401(k) - Employee Stock Ownership Plan or the ESOP which provides substantially all employees with the opportunity for long-term benefits. The ESOP was implemented by management on July 1, 1998 and operates on a calendar year basis. In conjunction with the ESOP, the Company registered with the Securities and Exchange Commission 300,000 shares of the Company's Common Stock for purchase by the ESOP. The ESOP provides for eligible employees to allocate pre-tax deductions from payroll which are used to purchase the Company's Common Stock at fair market value on a bi-weekly basis. The ESOP also provides for a discretionary contribution made by the Company based on the amounts contributed by the participants. The amount to be contributed by the Company is determined by the Board of Directors prior to the start of each plan year. Company contributions, which the Board of Directors determined to be 100% for the 2000 and 1999 plan years, are made on a quarterly basis and vest over a five year period. Total Company matching contributions for 2000, 1999 and 1998 were not significant.


6.   Provision for Income Taxes

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards, credits and temporary differences between the financial statements and tax basis of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:



                                                             2000                            1999
                                                 ----------------------------------------------------------------
                                                    Current      Non-current       Current       Non-current

                                                 --------------------------------------------------------------
      Deferred tax assets:
        Other accruals and reserves...........      $ 131,000   $         --        $  126,000  $         --
        Capitalized research and development..             --        778,000                --       778,000
        Non-cash loss in investment...........             --      1,493,000                --            --
        Net operating losses and tax credits..             --     60,298,000                --    52,504,000
                                                 --------------------------------------------------------------
      Total deferred tax assets...............        131,000     62,569,000           126,000    53,282,000

      Deferred tax liabilities:
        Amortization and depreciation
        expense..............................              --        230,000               --        397,000
        Federal benefit for state income taxes          9,000      2,556,000           26,000      5,232,000
                                                 --------------------------------------------------------------
      Total deferred tax liabilities..........          9,000      2,786,000           26,000      5,629,000
                                                 --------------------------------------------------------------
      Net deferred tax assets.................        122,000     59,783,000          100,000     47,653,000
      Less valuation reserve..................       (122,000)   (59,783,000)        (100,000)   (47,653,000)
                                                 --------------------------------------------------------------
                                                   $       --    $        --       $       --   $         --
                                                 ==============================================================

     The Company has net operating loss carryforwards for federal tax purposes of $156.3 million which expire in the years 2002 to 2021. Research credit carryforwards aggregating $8.0 million are available for federal and state tax purposes and expire in the years 2002 to 2020. The Company also has a state net operating loss carryforward of $42.9 million which expires in the years 2001 to 2005. Of the $42.9 million in state net operating loss carryforwards, $13.2 million will expire during 2001 and 2002. Under Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating losses may be limited based on changes in the percentage of ownership in the Company.

7.   Commitments and Contingencies

     The Company has entered into agreements with various parties to perform research and development and conduct clinical trials on behalf of the Company. For the research and development agreements, the Company has the right to use and license, patent and commercialize any products resulting from these agreements. The Company does not have any financial commitments with respect to these agreements and records these expenses as the services and costs are incurred. The Company has also entered into licensing and OEM agreements to develop, manufacture and market drugs and devices for photodynamic therapy and other related uses. The agreements provide for the Company to receive or pay royalties at various rates. The Company has recorded no royalty income received from device sales for the year ended December 31, 2000 and $143,000 and $191,000 for the years ended December 31, 1999 and 1998, respectively. Additionally, for the years ended December 31, 2000, 1999 and 1998, the Company has not paid any royalties under these agreements.

     In 1994, the Company entered into a development and commercial supply agreement with Pharmacia Corporation to receive formulation and packaging services for one of the Company's drugs at specified prices. For the years ended December 31, 2000, 1999 and 1998, the Company paid $372,000, $1.3 million and $2.6 million, respectively, and recorded as expense $308,000, $881,000 and $2.9 million, respectively, primarily for the cost of drug formulation and development. In 1998, the rights and obligations under this agreement were transferred to Fresenius AG with operating terms remaining the same.

     Under the prior and current License Agreements, Pharmacia Corporation has provided the Company with funding and development for the right to sell and market the funded products once approved. The Company will receive royalty income based on the future drug product sales under the License Agreements. For the years ended December 31, 2000, 1999 and 1998, the Company recorded license revenues of $4.5 million, $14.0 million and $9.3 million, respectively, related to the billing for the reimbursement of certain preclinical and clinical costs. The Company has not yet received any royalty income under these agreements and will only do so based on future drug product sales.

     Certain of the Company's research has been funded in part by Small Business Innovation Research and/or National Institutes of Health grants. As a result of such funding, the United States Government has or will have certain rights in the technology developed which includes a non-exclusive, worldwide license under such inventions of any governmental purpose and the right to require the Company to grant an exclusive license under any of such inventions to a third party based on certain criteria. For the years ended December 31, 2000, 1999 and 1998, the Company has recorded income from grants of $112,000, $438,000 and $674,000, respectively.

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

8.   Leases

     The Company leases four buildings for a total monthly rental expense of $117,000. Three of the leases were renewed in 1999 and all four expire between August 2002 and December 2003. The leases provide for annual rental increases based upon a consumer price index. In July 1997, the Company began to sublease a portion of one of its buildings to Ramus, an affiliate. The sublease agreement was for two years with rent based upon the percentage of square footage occupied and is currently on a month-to-month basis. Sublease rental income from Ramus is approximately $4,900 per month. Additionally, in December 1999, the Company sublet one of its buildings to two separate parties. Both of the sublease agreements expire in 2003 and provide for annual rent increases based on the consumer price index. Sublease rental income from these parties is $32,900 per month. Sublease rental income is netted against the Company's rent expense.

     Future minimum operating lease payments, net of sublease rental income, as of December 31, 2000 are as follows:



                                                      Lease Amount             Minimum
                                                         Payable          Sublease Revenues           Net
                                                    ------------------   --------------------  ------------------
        2001.......................................   $ 1,403,000            $   367,000         $ 1,036,000
        2002.......................................     1,175,000                367,000             808,000
        2003.......................................       663,000                321,000             342,000
        2004.......................................            --                     --                  --
                                                    ------------------   --------------------  ------------------
        Total minimum lease payments...............   $ 3,241,000            $ 1,055,000         $ 2,186,000
                                                    ------------------   --------------------  ------------------

     Rent expense was $1.1 million, $1.3 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively, net of sublease income of $365,000, $47,000 and $45,000, respectively.

9.   Related Party Transactions

     An outside director of the Company is an officer of a consulting firm, which provides corporate financial consulting services in the areas of mergers and acquisitions, public and private financings, strategic planning and financial analysis. Both the consulting firm and the outside director have been advisors to the Company since 1991 and have been involved in the Company's private and public financings from 1991 to the present. In connection with ongoing services provided by the consulting firm, the Company recorded no expense for the year ended December 31, 2000 and $2,000 and $373,000 for the years ended December 31, 1999 and 1998, respectively.

     In July 1996, a partner in a law firm used by the Company for outside legal counsel was elected by the Board of Directors to serve as Secretary of the Company. The Company paid $86,000 in connection with legal services related to the Pharmacia Corporation equity investment in 1999. In connection with general legal services provided by the law firm, the Company recorded as expense $40,000, $46,000 and $246,000 for the years ended December 31, 2000, 1999 and
1998, respectively. From 1996 through December 31, 2000, this individual's law firm has received warrants to purchase 80,000 shares of Common Stock for his services as Secretary of the Company.

10.  Fair Value of Financial Instruments

     The following is information concerning the fair value of each class of financial instrument as of December 31, 2000 and 1999:

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

11.  Investments in Affiliate

     During 2000, the Company determined the decline in the value of its investment in Xillix was other-than-temporary. The Company recognized a loss totaling $3.5 million to adjust its investment in Xillix to its estimated current fair value based on the average closing prices over a 120 day period. This loss is included in "Non-cash loss in investment" in the accompanying consolidated statements of operations, stockholders' equity and cash flows. As of December 31, 2000, the Company still holds the 2,691,904 shares of Xillix common stock received in the original investment transaction. The new cost basis in the investment is $991,000 and this investment will continue to be classified as an available-for-sale investment recorded at fair value with any resulting unrealized gains or losses included in "Accumulated other comprehensive loss" in the consolidated balance sheet and statement of stockholders' equity.

12.      Quarterly Results of Operations (Unaudited)


                                                                                    Three Months Ended

                                                        ----------------------------------------------------------------------------
                                                           March 31,           June 30,          September 30,        December 31,
                                                        ----------------    ---------------    ------------------    ---------------

1999:

Revenues.........................................          $  2,412,000      $   6,006,000        $    2,353,000      $   3,806,000
Costs and expenses...............................             8,579,000         11,229,000             7,856,000          9,975,000
Net interest and other income....................               128,000            322,000               116,000            240,000
                                                        ----------------    ---------------    ------------------    ---------------
Net loss.........................................          $ (6,039,000)     $  (4,901,000)       $   (5,387,000)     $  (5,929,000)
                                                        ================    ===============    ==================    ===============
Net loss per share:
    Basic and diluted............................          $      (0.35)     $       (0.27)       $        (0.30)     $       (0.33)
                                                        ================    ===============    ==================    ===============

2000:

Revenues.........................................             1,378,000          1,551,000               834,000            830,000
Costs and expenses...............................             6,267,000          7,152,000             6,631,000          6,167,000
Net interest expense.............................              (112,000)          (177,000)             (256,000)          (339,000)
Non-cash loss in investment......................                    --                 --                    --         (3,485,000)
                                                        ----------------    ---------------    ------------------    ---------------
Net loss.........................................          $ (5,001,000)     $  (5,778,000)       $   (6,053,000)     $  (9,161,000)
                                                        ================    ===============    ==================    ===============
Net loss per share:
    Basic and diluted............................          $      (0.28)     $       (0.32)       $        (0.33)     $       (0.50)
                                                        ================    ===============    ==================    ===============



13.  Subsequent Event

     In January 2001, the Company entered into a non-binding letter of intent with Pharmacia Corporation to provide the Company up to an additional $20.0 million of funding. The terms and conditions under which any such funding would be available to the Company are subject to further negotiation between the parties.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a)      Financial Statements

         (i)      The following financial statement documents are included as part of Item 8 to this Form 10-K:

                  Index to Consolidated Financial Statements:                                               Page

                  Report of Independent Auditors                                                              47
                  Consolidated Balance Sheets as of
                      December 31, 2000 and 1999                                                              48
                  Consolidated Statements of Operations for the
                      years ended December 31, 2000, 1999 and 1998                                            49
                  Consolidated Statements of Stockholders'
                      Equity for the years ended December 31,
                      2000, 1999 and 1998                                                                     50
                  Consolidated Statements of Cash Flows for the
                      years ended December 31, 2000, 1999 and 1998                                            51
                  Notes to Consolidated Financial Statements                                                  52

         (ii)     Schedules required by Article 12 of Regulation S-X:

                  All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(b)               Index to Exhibits:
                  -----------------
                  See Index to Exhibits on pages 69 to 72

(c)               Reports on Form 8-K:
                  -------------------
                  On July 14, 2000, Miravant Medical Technologies reported under
                  Item 5 - Other Events, that the Board of Directors of Miravant
                  Medical  Technologies  approved  the  adoption  of a Preferred
                  Stock Rights Agreement.


                                INDEX TO EXHIBITS

                                                                                                            Incorporating
Exhibit                                                                                                     Reference
Number                                                 Description                                          (if applicable)
------                                                 -----------                                          ---------------
3.1             Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant
                filed with the Delaware Secretary of State on September 12, 1998.                           [D][3.1]
3.2             Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant     [C][3.11]
                filed with the Delaware Secretary of State on July 24, 1995.
3.3             Restated Certificate of Incorporation of the Registrant filed with the Delaware Secretary   [B][3.1]
                of State on December 14, 1994.
3.4             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.2]
                the Delaware Secretary of State on March 17, 1994.
3.5             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.3]
                the Delaware Secretary of State on October 7, 1992.
3.6             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.4]
                the Delaware Secretary of State on November 21, 1991.
3.7             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.5]
                the Delaware Secretary of State on September 27, 1991.
3.8             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.6]
                the Delaware Secretary of State on December 20, 1989.
3.9             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.7]
                the Delaware Secretary of State on August 11, 1989.
3.10            Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.8]
                the Delaware Secretary of State on July 13, 1989.
3.11            Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State   [A][3.9]
                on June 16, 1989.
3.12            Amended and Restated Bylaws of the Registrant.                                              [D][3.12]
4.1             Specimen Certificate of Common Stock.                                                       [B][4.1]
4.2             Form of Convertible Promissory Note.                                                        [A][4.3]
4.3             Form of Indenture.                                                                          [A][4.4]
4.4             Special Registration Rights Undertaking.                                                    [A][4.5]
4.5             Undertaking Agreement dated August 31, 1994.                                                [A][4.6]
4.6             Letter Agreement dated March 10, 1994.                                                      [A][4.7]
4.7             Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                [A][4.8]
4.8             Form of $55 Common Stock Purchase Warrant.                                                  [E][4.1]
4.9             Form of $60 Common Stock Purchase Warrant.                                                  [E][4.2]
4.10            Form of $35 Amended and Restated Common Stock Purchase Warrant.                             [F][4.1]
4.11            Form of Additional $35 Common Stock Purchase Warrant.                                       [F][4.2]
4.12            Warrant to Purchase 10,000 Shares of Common Stock between the Registrant and Charles S.     [G][4.12]
                Love.*
4.13            Form of $20 Private Placement Warrant Agreement Amendment No. 1                             [I] [4.13]
4.14            Form of Common Stock Purchase Warrant between the Registrant and Nida & Maloney
4.15            Form of Common Stock Purchase Warrant between the Registrant and Pharmacia Corporation.
4.16            Preferred Stock Rights Agreement dated July 13, 2000                                        [H] [4.1]
10.1            Master Lease Agreement dated March 16, 1993 between the Registrant and Citicorp Leasing,
                Inc.                                                                                        [A][10.2]
10.2            Standard Industrial / Commercial Lease dated June 10, 1992 between the Registrant and
                Santa Barbara Research Center.                                                              [A][10.3]
10.3            Addendum to Standard Industrial / Commercial Lease dated June 10, 1992 between the
                Registrant and Santa Barbara Research Center.                                               [A][10.4]
10.4            Roof Agreement dated October 26, 1993 between the Registrant and Santa Barbara Research
                Center.                                                                                     [A][10.5]
10.5            Employment Agreement dated as of October 1, 1992 between PDT Pharmaceuticals, Inc. and
                Dr. Gary S. Kledzik.**                                                                      [A][10.6]
10.6            PDT, Inc. Stock Option Plan dated September 19, 1989.**                                     [A][10.9]
10.7            PDT, Inc. Stock Option Plan dated September 3, 1992.**                                      [A][10.10]
10.8            PDT, Inc. 1994 Stock Option Plan dated December 2, 1994.**                                  [A][10.11]
10.9            PDT, Inc. Non-Employee Directors' Stock Option Plan.**                                      [A][10.12]
10.10           Letter Agreement dated December 6, 1993 between the Registrant and Cordis Corporation.*     [J][10.13]
10.11           Letter Agreement dated December 10, 1993 between the Registrant and Boston Scientific
                Corporation.*                                                                               [J][10.14]
10.12           License Agreement dated July 1, 1989 between the Registrant and The University of Toledo,
                The Medical College of Ohio and St. Vincent Medical Center as amended.*                     [J][10.17]
10.13           License and Distribution Agreement dated April 1, 1992 between the Registrant and
                Laserscope, a California Corporation.*                                                      [J][10.18]
10.14           Form of Directors' and Officers' Indemnification Agreement.                                 [A][10.22]
10.15           OEM Agreement dated June 1, 1992 between the Registrant and Laserscope, a California
                Corporation.*                                                                               [J][10.23]
10.16           Employment Agreement with David E. Mai dated February 1, 1991, as amended.**                [J][10.24]
10.17           Form of Consulting Agreement                                                                [K][10.1]
10.18           Amendment to PDT, Inc. Stock Option Plan dated September 19, 1989.**                        [L] [10.1]
10.19           Amendment to PDT, Inc. 1994 Stock Option Plan dated December 2, 1994.**                     [L][10.2]
10.20           Employment Agreement with John M. Philpott dated as of March 20, 1995, as amended.**        [M] [10.43]
10.21           Form of Amended and Restated Financial Services Agreement between Registrant and HAI
                Financial, Inc.                                                                             [M] [10.46]
10.22           Development and Distribution Agreement between Registrant and Iridex Corporation.*          [N][10.1]
10.23           Commercial Lease Agreement between Registrant and Santa Barbara Business Park, a            [N][10.2]
                California Limited Partnership.(1)
10.24           PDT, Inc. 1996 Stock Compensation Plan.**                                                   [O]
10.25           Form of Amendment No. 3 to 1989 Stock Option Agreement.**                                   [P][10.4]
10.26           Investment Agreement dated December 27, 1996 between PDT Cardiovascular, Inc. and Ramus
                Medical Technologies.*                                                                      [Q] [10.16]
10.27           Co-Development Agreement dated December 27, 1996 between PDT Cardiovascular, Inc. and
                Ramus Medical Technologies.                                                                 [Q] [10.17]
10.28           Series A Preferred Stock Registration Rights Agreement dated December 27, 1996 between
                PDT Cardiovascular, Inc. and Ramus Medical Technologies.*                                   [Q] [10.18]
10.29           Amended and Restated 1996 Stock Compensation Plan.**                                        [R]
10.30           PDT, Inc. 401(k)-Employee Stock Ownership Plan.**                                           [S][10.2]
10.31           Credit Agreement dated April 1, 1998 between the Registrant and Ramus Medical               [T][10.5]
                Technologies.*
10.32           Convertible Promissory Note dated April 1, 1998 between the Registrant and Ramus Medical    [T][10.6]
                Technologies.*
10.33           Strategic Alliance Agreement dated June 2, 1998 between the Registrant and Xillix           [T][10.7]
                Technologies Corp.*
10.34           Subscription Agreement relating to the Registrant's Common Stock dated June 2, 1998         [T][10.8]
                between the Registrant and Xillix Technologies Corp.
10.35           Subscription Agreement relating to Xillix's Common Stock dated June 2, 1998 between the     [T][10.9]
                Registrant and Xillix Technologies Corp.
10.36           Commercial  Lease Agreement dated May 27, 1998 between the Registrant and
                Raytheon Company                                                                            [A][10.4]
10.37           Equity  Investment  Agreement dated January 15, 1999 between the Registrant and Pharmacia   [U][10.1]
                & Upjohn, Inc., and Pharmacia & Upjohn, S.p.A.*
10.38           Credit Agreement between the Registrant and the Lender.*                                    [U][10.2]
10.39           Warrant Agreement between the Registrant and Pharmacia & Upjohn, Inc.*                      [U][10.3]
10.40           Security Agreement between the Registrant and the Secured Party.*                           [U][10.4]
10.41           Registration Rights Agreement between the Registrant and Pharmacia & Upjohn, Inc.*          [U][10.5]
10.42           Amended and Restated Ophthalmology Development & License Agreement between the Registrant
                and Pharmacia & Upjohn AB.*                                                                 [U][10.6]
10.43           Cardiovascular Right of First Negotiation between the Registrant and Pharmacia & Upjohn,
                Inc.*                                                                                       [U][10.7]
10.44           Amendment No. 8 dated as of January 1, 2000 to Employment Agreement between the
                Registrant and Gary S. Kledzik.**                                                           [V][10.1]
10.45           Amendment No. 13 dated as of January 1, 2000 to Employment Agreement between the
                Registrant and David E. Mai.**                                                              [V][10.2]
10.46           Amendment No. 5 dated as of January 1, 2000 to Employment Agreement between the
                Registrant and John M. Philpott.**                                                          [V][10.3]
10.47           Miravant Medical Technologies 2000 Stock Compensation Plan                                  [W] [4.1]
21.1            Subsidiaries of the Registrant.
23.1            Consent of Independent Auditors.
27.1            Financial Data Schedule.

-------------------------------------------



[A]        Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on
           Form S-1 (File No. 33-87138).
[B]        Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 2 to the Registrant's
           Registration Statement on Form S-1 (File No. 33-87138).
[C]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-Q for the quarter  ended June
           30, 1995, as amended on Form 10-Q/A dated  December 6, 1995 (File No.
           0-25544).
[D]        Incorporated  by reference  from the exhibit  referred to in brackets contained  in the  Registrant's  Form  10-Q  for  the  quarter  ended
           September 30, 1998 (File No. 0-25544).
[E]        Incorporated  by reference  from the exhibit  referred to in brackets contained  in the  Registrant's  Registration  Statement  on Form S-3
           dated July 30, 1998 (File No. 333-39905).
[F]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the Registrant's  Form 8-K dated June 30, 1998 (File No.
           0-25544).
[G]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-Q for the quarter ended March
           31, 1998 (File No. 0-25544).
[H]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 8A dated July 18, 2000 (File No.
           0-25544).
[I]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-K for the year ended December
           31, 1999 (File No. 0-25544).
[J]        Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 1 to the Registrant's
           Registration Statement on Form S-1 (File No. 33-87138).
[K]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the Registrant's  Form 8-K dated June 22, 1995 (File No.
           0-25544).
[L]        Incorporated  by reference  from the exhibit  referred to in brackets contained  in the  Registrant's  Form  10-Q  for  the  quarter  ended
           September 30, 1995 (File No. 0-25544).
[M]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-K for the year ended December
           31, 1995 (File No. 0-25544).
[N]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-Q for the quarter  ended June
           30, 1996 (File No. 0-25544).
[O]        Incorporated by reference from the Registrant's 1996 Definitive Proxy
           Statement filed June 18, 1996
[P]        Incorporated  by reference  from the exhibit  referred to in brackets contained  in the  Registrant's  Form  10-Q  for  the  quarter  ended
           September 30, 1996 (File No. 0-25544).
[Q]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-K for the year ended December
           31, 1996 (File No. 0-25544).
[R]        Incorporated  by reference  from the  Registrant's  1996  Definitive
           Proxy Statement filed April 24, 1997.
[S]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-Q for the quarter  ended June
           30, 1997 (File No. 0-25544).
[T]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-Q for the quarter  ended June
           30, 1998 (File No. 0-25544).
[U]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 8-K dated January 15, 1999 (File
           No. 0-25544).
[V]        Incorporated  by reference  from the exhibit  referred to in brackets contained in the  Registrant's  Form 10-Q for the quarter ended March
           31, 1999 (File No. 0-25544).
[W]        Incorporated  by reference  from the exhibit  referred to in brackets contained  in the  Registrant's  Form S-8 dated August 29, 2000 (File
           No. 0-25544).
**         Management contract or compensatory plan or arrangement.
*          Confidential portions of this exhibit have been deleted and filed separately with the Commission pursuant to Rule 24b-2
           under the Securities Exchange Act of 1934.
(1)        The material has been filed separately on paper pursuant to a request granted by the Commission for a continuing  hardship
           exemption from filing electronically.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Miravant Medical Technologies

                                            /S/   Gary S. Kledzik
                                            -----------------------------------
                                                  Gary S. Kledzik, Ph.D.
                                                  Chief Executive Officer and
                                                  Chairman of the Board

Dated:  March 29, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                                Date

/S/ Gary S. Kledzik                         Chairman of the Board, Director,            March 29, 2001
------------------------------------        and Chief Executive Officer,
    Gary S. Kledzik, Ph.D.                 (Principal Executive Officer)


/S/ David E. Mai                            Director and President                      March 29, 2001
------------------------------------
    David E. Mai

/S/ John M. Philpott                        Chief Financial Officer and Treasurer       March 29, 2001
------------------------------------       (Principal Financial Officer and
    John M. Philpott                        Principal Accounting Officer)


/S/ Larry S. Barels                         Director                                    March 29, 2001
------------------------------------
    Larry S. Barels

/S/ William P. Foley II                     Director                                    March 29, 2001
------------------------------------
    William P. Foley II

/S/ Charles T. Foscue                       Director                                    March 29, 2001
------------------------------------
    Charles T. Foscue

/S/ Jonah Shacknai                          Director                                    March 29, 2001
------------------------------------
    Jonah Shacknai


                                  Exhibit 21.1

                         Subsidiaries of the Registrant

Miravant Pharmaceuticals, Inc.

Miravant Systems, Inc.

Miravant Cardiovascular, Inc.

                                  Exhibit 23.1

               Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-29413) pertaining to the Miravant Medical Technologies 401(k)
- Employee Stock Ownership Plan, (Form S-8 No. 333-34953 and Form S-8 No. 333-93385) pertaining to the Miravant Medical Technologies 1989 Stock Option Plan, the Miravant Medical Technologies 1992 Stock Option Plan, the Miravant Medical Technologies 1994 Stock Option Plan, the Miravant Medical Technologies Non-Employee Directors' Stock Option Plan and the Miravant Medical Technologies 1996 Stock Compensation Plan and (Form S-8 No. 333-44728) pertaining to the Miravant Medical Technologies 2000 Stock Compensation Plan and to the incorporation by reference in the Registration Statements (Form S-3/A2 No. 333-60251 and Form S-3 No. 333-84003) and in the related Prospectuses of our report dated March 7, 2001, with respect to the consolidated financial statements of Miravant Medical Technologies included in its Annual Report (Form 10-K) for the year ended December 31, 2000.

                                                       /S/ ERNST & YOUNG LLP


March 26, 2001
Woodland Hills, California