Form 10-Q
period 2001-03-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2001-05-14
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2001

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of May 10, 2001, the number of shares outstanding of the registrant's common stock was 18,582,750.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                                                     Page

Item 1.           Consolidated Financial Statements
                  Consolidated balance sheets as of March 31, 2001 and
                    December 31, 2000...................................................                4
                  Consolidated statements of operations for the three months ended
                    March 31, 2001 and 2000.............................................                5
                  Consolidated statements of cash flows for the three months ended
                    March 31, 2001 and 2000.............................................                6
                  Notes to consolidated financial statements ...........................                7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................................                8

Item 3.           Qualitative and Quantitative Disclosures About Market Risk............                27


PART II. OTHER INFORMATION

Item 2.           Changes in Securities.................................................                28

Item 6.           Exhibits and Reports on Form 8-K......................................                28

                  Signatures ...........................................................                29



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes," and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Our actual results could differ materially from those discussed in these statements. See "Risk Factors" for a discussion of certain risks, including those related to our operating losses and our products, strategic collaborations and risks related to our industry.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       March 31,          December 31,
                                                                                         2001                 2000
                                                                                 -------------------- -------------------
                                                                                      (Unaudited)
                                    Assets
Current assets:
   Cash and cash equivalents...............................................      $        2,255,000   $       1,935,000
   Investments in short-term marketable securities.........................              14,801,000          18,900,000
   Accounts receivable.....................................................                 246,000             932,000
   Prepaid expenses and other current assets...............................               1,334,000             967,000
                                                                                 -------------------- -------------------
Total current assets.......................................................              18,636,000          22,734,000

Property, plant and equipment:
   Vehicles................................................................                  28,000              28,000
   Furniture and fixtures..................................................               1,649,000           1,649,000
   Equipment...............................................................               5,908,000           5,882,000
   Leasehold improvements..................................................               4,548,000           4,538,000
                                                                                 -------------------- -------------------
                                                                                         12,133,000          12,097,000
   Accumulated depreciation................................................             (10,099,000)         (9,781,000)
                                                                                 -------------------- -------------------
                                                                                          2,034,000           2,316,000

Investments in affiliates..................................................                 759,000             859,000
Deferred financing costs...................................................               1,194,000           1,287,000
Patents and other assets...................................................                 870,000             831,000
                                                                                 -------------------- -------------------
Total assets...............................................................      $       23,493,000    $     28,027,000
                                                                                 ==================== ===================

                   Liabilities and stockholders' deficit
Current liabilities:
   Accounts payable........................................................      $        2,313,000    $      2,665,000
   Accrued payroll and expenses............................................                 594,000             638,000
                                                                                 -------------------- -------------------
Total current liabilities..................................................               2,907,000           3,303,000

Long-term liabilities:
   Long-term debt..........................................................              25,321,000          24,794,000
   Sublease security deposits..............................................                  94,000              94,000
                                                                                 -------------------- -------------------
Total long-term liabilities................................................              25,415,000          24,888,000

Stockholders' deficit:
   Common stock, 50,000,000 shares authorized; 18,582,750 and
     18,576,503 shares issued and outstanding at March 31, 2001
     and December 31, 2000, respectively...................................              158,826,000         158,842,000
   Notes receivable from officers..........................................                 (493,000)           (487,000)
   Deferred compensation...................................................                 (969,000)         (1,220,000)
   Accumulated other comprehensive loss....................................                 (232,000)           (132,000)
   Accumulated deficit.....................................................             (161,961,000)       (157,167,000)
                                                                                 -------------------- -------------------
Total stockholders' deficit................................................               (4,829,000)           (164,000)
                                                                                 -------------------- -------------------
Total liabilities and stockholders' deficit................................      $        23,493,000    $     28,027,000
                                                                                 ==================== ===================
See accompanying notes.





                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                 Three months ended March 31,
                                                                                 2001                   2000
                                                                        --------------------   ---------------------
Revenues:
   License - contract research and development.......                    $          82,000     $         1,369,000
   Grants............................................                                   --                   9,000
                                                                        --------------------   ---------------------
Total revenues.......................................                               82,000               1,378,000

Costs and expenses:
   Research and development..........................                            2,885,000               4,719,000
   Selling, general and administrative...............                            1,664,000               1,548,000
                                                                        --------------------   ---------------------
Total costs and expenses.............................                            4,549,000               6,267,000

Loss from operations.................................                           (4,467,000)             (4,889,000)

Interest and other income (expense):
   Interest and other income.........................                              321,000                 268,000
   Interest expense..................................                             (648,000)               (380,000)
                                                                        --------------------   ---------------------
Total net interest expense...........................                             (327,000)               (112,000)
                                                                        --------------------   ---------------------
Net loss.............................................                    $      (4,794,000)    $        (5,001,000)
                                                                        ====================   =====================
Net loss per share - basic and diluted...............                    $           (0.26)    $             (0.28)
                                                                        ====================   =====================
Shares used in computing net loss per share..........                           18,579,108              18,112,326
                                                                        ====================   =====================

See accompanying notes.


                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Three months ended March 31,
Operating activities:                                                           2001                    2000
                                                                        -------------------    ----------------------
    Net loss..........................................................   $    (4,794,000)      $         (5,001,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization..................................           337,000                    451,000
       Amortization of deferred compensation..........................           144,000                    201,000
       Stock awards...................................................            91,000                     40,000
       Non-cash interest and amortization of deferred
         financing costs on long-term debt............................           620,000                    379,000
       Changes in operating assets and liabilities:
          Accounts receivable.........................................           686,000                  4,276,000
          Prepaid expenses and other assets...........................          (374,000)                  (361,000)
          Accounts payable and accrued payroll........................          (402,000)                (1,213,000)
                                                                       -------------------    ----------------------
    Net cash used in operating activities.............................        (3,692,000)                (1,228,000)

Investing activities:
    Purchases of marketable securities ...............................                --                 (5,100,000)
    Sales of marketable securities ...................................         4,099,000                         --
    Purchases of patents..............................................           (51,000)                    (1,000)
    Sublease security deposits........................................                --                    (14,000)
    Purchases of property, plant and equipment........................           (36,000)                  (100,000)
                                                                       -------------------    ----------------------
    Net cash provided by (used in) investing activities...............         4,012,000                 (5,215,000)

Financing activities:
    Proceeds from issuance of Common Stock, less issuance costs.......                --                  1,676,000
                                                                       -------------------    ----------------------
    Net cash provided by financing activities.........................                --                  1,676,000

    Net increase (decrease) in cash and cash equivalents..............           320,000                 (4,767,000)
    Cash and cash equivalents at beginning of period..................         1,935,000                 19,168,000
                                                                        -------------------    ---------------------
    Cash and cash equivalents at end of period........................   $     2,255,000       $         14,401,000
                                                                        ===================    =====================

Supplemental disclosures:
    Cash paid for:
      State taxes.....................................................   $         3,000       $              4,000
                                                                        ====================   =====================
      Interest .......................................................   $            --       $                 --
                                                                        ====================   =====================


See accompanying notes.



                          MIRAVANT MEDICAL TECHNOLOGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at March 31, 2001 and for the three month periods ended March 31, 2001 and 2000, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Comprehensive Income (Loss)

     For the three months ended March 31, 2001 and 2000, comprehensive loss amounted to approximately $4.9 million and $3.9 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix Technologies Corp.

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

4.   Reclassifications

     Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and accompanying Notes.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM), our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $162.0 million as of March 31, 2001. We expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued and increased spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities.

     Our historical revenues primarily reflect income earned from licensing agreements, grants awarded, royalties from device product sales, milestone payments, payments for our devices and interest income. To date, we have received no revenue from the commercial sale of drug products and we are not permitted to engage in commercial sales of drugs or devices until such time, if ever, as we receive requisite regulatory approvals. As a result, we do not expect to record significant commercial product sales or royalties related to such product sales until such approvals are received.

     Until we commercialize our product(s), we expect revenues to continue to be attributed to licensing agreements. Additional revenues will also be provided in the near future from sales of drug components of SnET2 to Pharmacia Corporation. These drug components are manufactured by us and are used to produce our drug SnET2, which is currently being used in preclinical studies and Phase III clinical trials for wet age-related macular degeneration, or AMD. We anticipate that future revenues and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, our or our collaborative partners' ability to successfully manufacture, market and distribute our drug and device products, the level of participation of our collaborative partners in our preclinical studies and clinical trials and/or the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our products. We anticipate our operating activities will result in substantial, and possibly increasing, operating losses for the next few years.

     Pharmacia Corporation, with our assistance, is currently conducting the Phase III clinical trials for the treatment of AMD. These trials were fully enrolled in December 1999, and these patients are now in the two-year follow-up period for safety and efficacy evaluation. Pharmacia Corporation, which has assumed control of the clinical and regulatory aspects of SnET2 in ophthalmology and the related Phase III AMD clinical trials, has elected to continue the clinical trials through to the conclusion of the two-year follow-up period, which is December 2001. Subsequently, a full analysis of the safety and efficacy data will be performed and a determination of the status of the SnET2 AMD program will be made.

     We are also conducting preclinical studies of new photoselective drugs for cardiovascular diseases, in particular for the prevention and treatment of restenosis. Restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive coronary artery disease. In our dermatology program, we have developed a topical formulation to deliver a new photoselective drug through the skin and continue to conduct preclinical studies with the expectation of pursuing clinical studies in 2001. In oncology, we are conducting preclinical research of our photoselective therapy to destroy abnormal blood vessels in tumors. We are pursuing this tumor research with some of our new photoselective drugs and also investigating combination therapies with PhotoPoint therapy and other types of compounds. Based upon the outcome of these studies and various economic and development factors, including cost, reimbursement and the available alternative therapies, we may or may not elect to further develop PhotoPoint therapy procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

     Under the 1998 amendments of the License Agreements with Pharmacia Corporation, we were to conduct all preclinical studies and U.S. clinical trials in AMD and would be reimbursed by Pharmacia Corporation for most of the out-of-pocket expenses incurred. Pharmacia Corporation was to conduct all international clinical trials for AMD. The 1998 amendments also returned to us the rights for SnET2 in dermatology, and provided for the quarterly funding of $2.5 million for eight quarters for use in our oncology and urology programs. In January 1999, we entered into an Equity Investment Agreement, whereby Pharmacia Corporation purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. Also, in February 1999, under a separate Credit Agreement, Pharmacia Corporation extended to us up to $22.5 million in credit, which was subject to certain limitations and requirements, including interest at a variable rate, in the form of up to six quarterly loans of $3.75 million each to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. As of March 31, 2001, we have received the entire $22.5 million available under the Credit Agreement. Under the terms of the Credit Agreement and in connection with each draw-down, we were obligated to issue Pharmacia Corporation a certain number of warrants based on the amount borrowed. The exercise price of each warrant is equal to 140% of the average of the closing bid prices of the Common Stock for the ten trading days immediately preceding the borrowing request for the related loan. In connection with the quarterly loans received, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for the last 120,000 shares. Additionally, in connection with the Equity Investment Agreement and the Credit Agreement, in February 1999 we amended the 1998 amendments of the License Agreements with Pharmacia Corporation to eliminate the remaining future cost reimbursements for oncology and urology and any future milestone payments in AMD. The amendments are referred to in this report as the 1999 Amendments.

     In connection with the 1999 Amendments, we refined the use of our resources to correspond with the change in cost reimbursement and assistance from Pharmacia Corporation while maintaining our core development programs. We will continue to evaluate the use of our resources in connection with our operating cash balances, funding availability, external resource assistance and as opportunities present themselves. In December 1999, we transitioned the majority of the operations of the Phase III AMD clinical trials, as well as the drug manufacturing scale-up responsibility, to Pharmacia Corporation in accordance with the 1999 Amendments. Pharmacia Corporation is now responsible for directly funding the majority of the Phase III AMD clinical trials and drug manufacturing scale-up costs. We will continue to be responsible for some of the drug and device development and manufacturing costs and the majority of the preclinical studies required for the possible New Drug Application, or NDA, submission for AMD and will be reimbursed for most of those costs in accordance with the 1999 Amendments.

     In January 2001, we entered into a non-binding letter of intent with Pharmacia Corporation to provide us up to an additional $20.0 million of funding. As of May 11, 2001, we are in the process of finalizing this funding and the related terms and conditions under which any such funding would be available to us.

Results of Operations

     Revenues. Our revenues decreased from $1.4 million for the three months ended March 31, 2000 to $82,000 for the three months ended March 31, 2001. The decrease in license revenues for the three months ended March 31, 2001 compared with the same period in 2000 is primarily attributed to the finalization of certain preclinical studies and drug and device activities, which are reimbursed by Pharmacia Corporation, to support a possible NDA submission for AMD. In addition, the consistent decrease of license revenues over these periods has been a result of the December 1999 transition of the majority of the operations and funding responsibility of the Phase III AMD clinical trials to Pharmacia Corporation in accordance with the 1999 Amendments. We are responsible for the majority of the preclinical studies and some of the drug and device development and manufacturing necessary for the possible NDA submission for AMD and will be reimbursed for those costs in accordance with the 1999 Amendments. We anticipate the 2001 license revenue related to the reimbursement of out-of-pocket or direct costs, as well as our related expenses, will continue to decrease compared to last year as we continue to finalize the preclinical studies and our AMD responsibilities.

     The level of license and grant income is likely to fluctuate materially from period to period and in the future depending on the amount of reimbursable preclinical and clinical costs incurred and/or reimbursed, the extent of development activities under the 1999 Amendments and any future license agreements and the amount of grant income awarded and expended. We currently do not have any grant funds available nor have any grants been awarded.

     Research and Development. Our research and development expenses decreased to $2.9 million for the three months ended March 31, 2001 from $4.7 million for the three months ended March 31, 2000. The decrease in research and development expenses for the three months ended March 31, 2001 compared to the same period in 2000 is primarily related to the near completion of our responsibilities for the preclinical studies required to prepare a possible NDA submission for AMD.

     Research and development expenses for the three months ended March 31, 2001 and March 31, 2000 consisted of:

     *    Payroll and other operating costs;
     * The preclinical studies required to prepare a possible NDA submission for AMD;
     * Development work associated with the development of existing and new drug compounds and formulations; and
     *    Preclinical and clinical programs.

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

     Selling,   General   and   Administrative.   Our   selling,   general   and
administrative expenses for the three months ended March 31, 2001 of $1.7 million remained consistent with the $1.5 million incurred in the three months ended March 31, 2000. Selling, general and administrative expenses consist primarily of payroll, taxes and other operating costs.

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

     Loss in Investment in Affiliate. In connection with the $2.0 million line of credit we have provided to our affiliate, Ramus Medical Technologies or Ramus, we have recorded a reserve for the entire $2.0 million outstanding credit line balance plus accrued interest of $495,000 as of March 31, 2001.

     Interest and Other Income. Interest and other income increased to $321,000 for the three months ended March 31, 2001 from $268,000 for the three months ended March 31, 2000. The fluctuations in interest and other income are directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

     Interest Expense. Interest expense increased to $648,000 for the three months ended March 31, 2001 from $380,000 for the same period in 2000. The increase for the three month period is directly related to the amount of borrowings under the Credit Agreement with Pharmacia Corporation. At March 31, 2001, the outstanding principal and interest due was $25.3 million as compared to $15.7 million due at March 31, 2000. In addition, the increase also related to the value of the additional warrants issued in connection with the additional borrowings under the Credit Agreement. Interest expense may fluctuate in the future based on the interest rate related to the borrowings and the balance of such borrowings.

Liquidity and Capital Resources

     Since inception through March 31, 2001, we have accumulated a deficit of approximately $162.0 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia Corporation's purchases of Common Stock and credit arrangements. As of March 31, 2001, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $223.0 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future.

     In January 1999, under the Equity Investment Agreement, Pharmacia Corporation purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million. In February 1999, in accordance with the Credit Agreement, Pharmacia Corporation also extended to us up to $22.5 million in credit to be used to support our ophthalmology, oncology and other development programs, as well as for general corporate purposes. We were able to issue promissory notes for the amounts borrowed until December 2000. Beginning in 2001, we will be able to issue promissory notes for the quarterly interest due for any quarter in which our adjusted net earnings, as described by the Credit Agreement, is less than the quarterly interest due. The ability to issue promissory notes may also be restricted by certain sales of our equity securities. The promissory notes for both principal and interest mature in June 2004 and, at our option, can be repaid in the form of our Common Stock, subject to certain limitations and restrictions as defined by the Credit Agreement. The promissory notes accrue interest at the prime rate, which was 8.00% at March 31, 2001. As of March 31, 2001, in accordance with the Credit Agreement, we have received all six quarterly loans for a total of $22.5 million available under the Credit Agreement. In accordance with the Credit Agreement, we have issued promissory notes to Pharmacia Corporation for the loan amounts received and issued additional promissory notes for a total of $2.8 million for the related interest due on each of the quarterly due dates through March 31, 2001. In connection with the borrowings received, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for 120,000 shares. The warrants to purchase 360,000 shares of Common Stock are callable by us if the average closing prices of the Common Stock for 30 consecutive trading days, preceding such request, exceeds the related warrant exercise price.

     For the three months ended March 31, 2001 and March 31, 2000 we required cash for operations of $3.7 million and $1.2 million, respectively. The increase in cash required for operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was due primarily to the amount and timing of the funds received from Pharmacia Corporation for reimbursable research and development costs.

     For the three months ended March 31, 2001 net cash provided by investing activities was $4.0 million and for the three months ended March 31, 2000 net cash used in investing activities was $5.2 million. For the three months ended March 31, 2001, the amounts provided by investing activities related to the sales of marketable securities that were used to fund operations. For the three months ended March 31, 2000, the funds used for investing activities were used to purchase investments to maximize the interest earned on our cash balances and the amounts were based on an analysis of the funds available for investment.

     For the three months ended March 31, 2000, the net cash of $1.7 million provided by financing activities was related to warrant and option exercises. There was no cash provided by or used in financing activities for the three months ended March 31, 2001.

     We invested a total of $9.4 million in property and equipment from 1996 through March 31, 2001. During 1998, we entered into a new lease agreement for an additional facility, which we subleased in December 1999. Based on available funds, we may continue to purchase property and equipment in the future as we expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

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

     Our future capital funding requirements will depend on numerous factors including:

     * The progress and magnitude of our research and development programs, preclinical studies and clinical trials;
     *    The time involved in obtaining regulatory approvals;
     *    The cost involved in filing and maintaining patent claims;
     *    Competitor and market conditions;
     *    Investment opportunities;
     *    Our ability to establish and maintain collaborative arrangements;
     * The level of Pharmacia Corporation's involvement in our Phase III AMD clinical trials;
     * The cost of manufacturing, manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements;
     * The extent and nature of costs reimbursed by current and future collaborations;
     * Our ability to maintain the covenants set forth in the Credit Agreement with Pharmacia Corporation; and
     * Our ability to obtain grants to finance research and development projects.

     Based on our current cash and investment balances, we anticipate that we have sufficient cash to fund our operations through December 2001. We have also entered into a non-binding letter of intent with Pharmacia Corporation for additional funding of up to $20.0 million. If we receive the entire amount of this additional funding, then we may have sufficient cash to fund our operations through December 2002. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     * Our ability to successfully negotiate and complete our funding agreement with Pharmacia Corporation;
     * Our ability to raise funds in the future through public or private financings, collaborative arrangements or from other sources;
     * Our requirement to allocate 50% of the net proceeds from public or private financings towards the repayment of the funds received under the Credit Agreement with Pharmacia Corporation;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs with us in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * The amount of funds received from outstanding warrant and stock option exercises;
     *    Our ability to maintain our existing collaborative arrangements;
     * Our ability to liquidate our equity investments in Ramus, Xillix or other assets;
     * Our requirement to allocate 100% of the net proceeds from the liquidation of an existing asset towards the repayment of the funds received under the Credit Agreement with Pharmacia Corporation; and
     * Our ability to collect the loan and accrued interest provided to Ramus under their credit agreement with us.

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

     Our products, except SnET2, are at an early stage of development and our ability to successfully commercialize these products, including SnET2, is dependent upon:

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

     All of our drug and device products currently under development will require extensive preclinical studies and clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products have completed testing for efficacy or safety in humans. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

     * Our ability to demonstrate to the Food and Drug Administration, or FDA, that SnET2 or any of our other products is safe and efficacious;
     * Our ability to successfully complete the testing for any of our compounds within any specified time period, if at all;
     * Clinical data reported may change as a result of the continuing evaluation of patients;
     * Data obtained from preclinical studies and clinical trials are subject to varying interpretations which can delay, limit or prevent approval by the FDA or other regulatory authorities;
     * Problems in research and development, preclinical studies or clinical trials that will cause us to delay, suspend or cancel clinical trials; and
     * As a result of changing economic considerations, competitive or new technological developments, market approvals or changes, clinical or regulatory conditions, or clinical trial results, our focus may shift to other indications, or we may determine not to further pursue one or more of the indications currently being pursued.

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

     Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from future preclinical studies and clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies like us, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory approval of the potential product and would materially harm our business. Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products.

OUR PRODUCTS MAY EXHIBIT ADVERSE SIDE EFFECTS THAT PREVENT THEIR WIDESPREAD ADOPTION OR THAT NECESSITATE WITHDRAWAL FROM THE MARKET.

     Our PhotoPoint therapy drug and device products may exhibit undesirable and unintended side effects that may prevent or limit their commercial adoption and use. One such side effect upon the adoption of our PhotoPoint therapy drug and device products as potential therapeutic agents may be a period of photosensitivity for a certain period of time after receiving PhotoPoint therapy treatment. This period of photosensitivity is dose dependent and typically declines over time. Currently, this photosensitivity, as it relates to SnET2, is being considered in the clinical trials. Even upon receiving approval by the FDA and other regulatory authorities, our products may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. The manifestation of such side effects could cause our business to suffer.

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

Pharmacia Corporation

     In accordance with the 1999 Amendments, we transitioned the majority of the operations of the Phase III AMD clinical trials to Pharmacia Corporation, along with the ophthalmology IND and related filings for SnET2. We will continue to be responsible for the majority of the preclinical studies and some of the drug and device development and manufacturing necessary for a possible NDA submission in AMD. In January 2001, we announced that Pharmacia Corporation performed an interim analysis of the 12-month patient data, and has elected to continue the clinical trials to their 24-month conclusion in December 2001. Subsequently, a full analysis of the safety and efficacy data will be performed and a determination of the status of the SnET2 AMD program will be made. If Pharmacia Corporation fails to complete the clinical trials as agreed upon or fails to file the NDA submission in AMD, we may not be able to continue our development program as planned and this could materially harm our business.

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

BECAUSE WE ARE RELYING ON OUR CORPORATE PARTNER, PHARMACIA CORPORATION, TO ASSIST US WITH AND TO PROVIDE FUNDS TO CO-DEVELOP OUR POTENTIAL OPHTHALMOLOGY PRODUCTS, WE COULD EXPERIENCE DELAYS IN OUR DEVELOPMENT, AND OUR BUSINESS WILL SUFFER, IF PHARMACIA CORPORATION FAILS TO PROVIDE US WITH ADEQUATE FINANCIAL AND OPERATIONAL SUPPORT.

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

     Based on our current cash and investment balances, we anticipate that we have sufficient cash to fund our operations through December 2001. We have also entered into a non-binding letter of intent with Pharmacia Corporation for additional funding of up to $20.0 million. If we receive the entire amount of this additional funding, then we may have sufficient cash to fund our operations through December 2002. We intend to seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration or through public or private equity or debt financings. However, additional financing may not be available on acceptable terms or at all or may be limited based on our Credit Agreement with Pharmacia Corporation. Any inability to obtain additional financing would adversely affect our business and could cause us to reduce or cease operations.

OUR CREDIT AGREEMENT WITH PHARMACIA CORPORATION IS SECURED BY ALL OF OUR ASSETS AND IF WE BECOME UNABLE TO REPAY OUR BORROWINGS UNDER THE CREDIT AGREEMENT, PHARMACIA CORPORATION COULD FORECLOSE ON OUR ASSETS.

     Our February 1999 credit agreement with Pharmacia Corporation, pursuant to which Pharmacia Corporation has loaned $22.5 million to us, is secured by a lien against all of our assets. Our ability to comply with all covenants and to make scheduled payments or to refinance our obligations with respect to this indebtedness will depend on our financial and operating performance, which in turn will be subject to prevailing economic conditions and certain financial, business and other factors, including factors that are beyond our control. If our cash flow and capital resources become insufficient to fund our debt service obligations or we otherwise default under the credit agreement, Pharmacia Corporation could accelerate the debt and foreclose on our assets. As a result, we could be forced to reduce or cease operations.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH MAY FLUCTUATE SIGNIFICANTLY. WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred significant operating losses since our inception in 1989 and, as of March 31, 2001, had an accumulated deficit of approximately $162.0 million. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years as we continue to incur increasing costs for research and development, preclinical studies, clinical trials, manufacturing and general corporate activities. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from sales of our drugs and only limited revenues have been generated from sales of our devices. We do not expect to achieve significant levels of revenues for the next few years. Our revenues to date have consisted of license reimbursements, grants awarded, royalties, milestone payments, payments for our devices, and interest income. Our revenues for the foreseeable future are expected to consist primarily of revenue related to license agreements, interest income and non-commercial drug component sales to Pharmacia Corporation.

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

     We have entered into collaborative relationships with certain corporations and academic institutions for the research and development, preclinical studies and clinical trials, licensing, manufacturing, sales and distribution of our products. These collaborative relationships include:

     * The License Agreements under which we granted to Pharmacia Corporation an exclusive worldwide license to use, distribute and sell SnET2 for therapeutic or diagnostic applications in photodynamic therapy for ophthalmology, oncology and urology;
     * Definitive agreements with Iridex, Ramus and Xillix for the development of devices for use in photodynamic therapy in the fields of ophthalmology, cardiovascular disease and oncology, respectively;
     * Definitive agreement with Fresenius for final drug formulation and drug product supply;
     * Letter agreements with Boston Scientific Corporation, or BSC, and Cordis for the co-development of catheters for use in photodynamic therapy;
     * Letter agreement with Medicis for the clinical development of PhotoPoint therapy in dermatology; and
     * Letter agreement with Chiron for the early detection and treatment of lung cancer.

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

WE HAVE LIMITED MANUFACTURING AND MARKETING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES.

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs, as approved by the FDA. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we intend to manufacture drugs and devices, we have not yet manufactured any products in commercial quantities under GMPs and have no experience in such commercial manufacturing. We are licensed by the State of California to manufacture bulk drug substance at our Santa Barbara, California facility for clinical trial and other use. We currently manufacture the SnET2 drug substance, the process up to the final formulation and packaging step and have the ability to manufacture light producing devices and light delivery devices, and conduct other production and testing activities, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug product, light producing and light delivery devices and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities. We currently have the capacity, in conjunction with our manufacturing suppliers Fresenius and Iridex, to manufacture products at certain commercial levels and will be able to do so under GMPs with subsequent FDA approval. If we receive an FDA or other regulatory approval we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we will need to expend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our business growth could be limited and could be materially and adversely affected. Fresenius is the sole manufacturer of the final formulation of our drug product SnET2 and Iridex is currently the sole supplier of the light producing devices used in our AMD clinical trials. Both currently have commercial quantity capabilities.

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

     We depend on outside suppliers for certain raw materials and components for our products. Such raw materials or components may not continue to be available to our standards or on acceptable terms, if at all, and alternative suppliers may not be available to us on acceptable terms, if at all. Further, we may not be able to adequately produce needed materials or components in-house. We are currently dependent on single, contracted sources for certain key materials or services used by us in our drug development, light producing and light delivery device development and production operations. Although most of our raw materials and components are available from various sources, we are currently developing qualified backup suppliers for each of these resources. We have or will enter into agreements with these suppliers, which may or may not be successful or which may encounter delays or other problems. If we encounter delays or other problems this may materially adversely affect our business.


WE MAY NOT HAVE ADEQUATE PROTECTION AGAINST PRODUCT LIABILITY OR RECALL.

     The testing, manufacture, marketing and sale of human pharmaceutical products entails significant inherent, industry-wide risks of allegations of product liability. The use of our products in clinical trials and the sale of our products may expose us to liability claims. These claims could be made directly by patients or consumers, or by companies, institutions or others using or selling our products. The following are some of the risks related to liability and recall:

     * We are subject to the inherent risk that a governmental authority or third party may require the recall of one or more of our products;
     * We have not obtained liability insurance that would cover a claim relating to the clinical or commercial use or recall of our products;
     * In the absence of liability insurance, claims made against us or a product recall could have a material adverse effect on us;
     * If we obtain insurance coverage in the future, this coverage may not be available at a reasonable cost and in amounts sufficient to protect us against claims that could have a material adverse effect on our financial condition and prospects; and
     * Liability claims relating to our products or a product recall could negatively affect our ability to obtain or maintain regulatory approval for our products.

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

IF OUTSTANDING STOCK OPTIONS AND WARRANTS ARE EXERCISED, THE VALUE OF OUR COMMON STOCK OUTSTANDING JUST PRIOR TO THE EXERCISE MAY BE DILUTED.

     As of May 4, 2001, there were outstanding stock options to purchase 4,415,987 shares of Common Stock, with exercise prices ranging from $0.67 to $55.50 per share, with a weighted average exercise price of $14.79 per share. In addition, as of May 4, 2001, there were outstanding warrants to purchase 2,899,000 shares of Common Stock, with exercise prices ranging from $7.00 to $60.00 per share, with a weighted average exercise price of $24.97 per share. If the holders exercise a significant number of these securities at any one time, the market price of the Common Stock could fall and the value of the Common Stock held by other stockholders may be diluted. The holders of the options and warrants have the opportunity to profit if the market price for the Common Stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the Common Stock does not rise above the exercise price of these securities, then they will probably not be exercised and may expire based on their respective expiration dates.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the last fiscal year, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From January 1, 2000 to March 31, 2001, our Common Stock price, per Nasdaq closing prices, has ranged from a high of $29.86 to a low of $6.50.

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

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN INTEGRATING BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES.

     We may expand our operations and market presence by entering into business combinations, joint ventures or other strategic alliances with other companies. These transactions create risks, such as the difficulty assimilating the operations, technology and personnel of the combined companies; the disruption of our ongoing business, including loss of management focus on existing businesses and other market developments; problems retaining key technical and managerial personnel; expenses associated with the amortization of goodwill and other purchased intangible assets; additional operating losses and expenses of acquired businesses; the impairment of relationships with existing employees, customers and business partners; and, additional losses from any equity investments we might make.

     We may not succeed in addressing these risks, and we may not be able to make business combinations and strategic investments on terms that are acceptable to us. In addition, any businesses we may acquire may incur operating losses.

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities are all located in the state of California and are currently subject to electricity blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we may not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.


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

FAILURE TO OBTAIN PRODUCT APPROVALS OR COMPLY WITH ONGOING GOVERNMENTAL REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     The production and marketing of our products and our ongoing research and development, preclinical studies and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities in the United States, including the FDA, and in other countries. All drugs and most medical devices we develop must undergo rigorous preclinical studies and clinical trials and an extensive regulatory approval process administered by the FDA under the Food, Drug and Cosmetic Act, or FDC Act, and comparable foreign authorities, before they can be marketed. These processes involve substantial cost and can often take many years. We have limited experience in, and limited resources available for, regulatory activities and we rely on our collaborators and outside consultants. Failure to comply with the applicable regulatory requirements can, among other things, result in non-approval, suspensions of regulatory approvals, fines, product seizures and recalls, operating restrictions, injunctions and criminal prosecution. To date, none of our product candidates being developed have been submitted for approval or have been approved by the FDA or any other regulatory authority for marketing.

     Some of the risks and uncertainties relating to United States Government regulation include:

     * Delays in obtaining approval or rejections due to regulatory review of each submitted new drug, device or combination drug/device application or product license application, as well as changes in regulatory policy during the period of product development;
     * If regulatory approval of a product is granted, such approval may entail limitations on the uses for which the product may be marketed;
     * If regulatory approval is obtained, the product, our manufacturer and the manufacturing facilities are subject to continual review and periodic inspections;
     * If regulatory approval is obtained, such approval may be conditional on the satisfaction of the completion of clinical trials or require additional clinical trials;
     * Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market and litigation; and
     * Photodynamic therapy products have been categorized by the FDA as combination drug-device products. If current or future photodynamic therapy products do not continue to be categorized for regulatory purposes as combination products, then:
          -    The FDA may require separate drug and device submissions; and
          -    The FDA may require separate approval by regulatory authorities.

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

     Any of the above could have an adverse effect on our business. Further, we cannot give you any assurance that developments by our competitors or future competitors will not render our technology obsolete.

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

     We are a relatively new enterprise and are engaged in the development of novel therapeutic technologies, specifically photodynamic therapy. As a result, our resources are limited and we may experience technical challenges inherent in such novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic, diagnostic and imaging effects compared to our products. We are aware that one of our competitors in the market for photodynamic therapy drugs has received marketing approval of a product for certain uses in the United States and other countries. Our competitors may develop products that are safer, more effective or less costly than our products and, therefore, present a serious competitive threat to our product offerings.

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

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

     In January 2001, we issued warrants to purchase 7,500 shares of our Common Stock at a price of $8.75 per share to the law firm of Nida & Maloney in connection with certain legal services received during 2000 and for Joe Nida serving as Secretary of our Board of Directors. The shares underlying the warrants have not yet been registered with the Securities and Exchange Commission. In issuing the warrants, we relied on representations from Nida & Maloney that they purchased the securities for investment for their own account and not with a view to, or for resale in connection with, any distribution of the securities and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)      Exhibits.

10.1            Amendment  No.  9  dated  as of  January  1,  2001 to  Employment  Agreement  between  the
                 Registrant and Gary S. Kledzik.
10.2            Amendment  No.  14 dated  as of  January  1,  2001 to  Employment  Agreement  between  the
                 Registrant and David E. Mai.
10.3            Amendment  No.  6  dated  as of  January  1,  2001 to  Employment  Agreement  between  the
                 Registrant and John M. Philpott.

                (b)      Reports on Form 8-K.
                           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                            Miravant Medical Technologies


Date:    May 14, 2001                       By: /s/   John M. Philpott
-----    ------------                       -------   ----------------
                                                      John M. Philpott
                                                 Chief Financial Officer
                                                (on behalf of the Company and as
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer)

                                INDEX TO EXHIBITS

                                                                                                            Incorporating
Exhibit                                                                                                     Reference
Number          Description                                                                                 (if applicable)

10.1            Amendment  No.  9  dated  as of  January  1,  2001 to  Employment  Agreement  between  the
                Registrant and Gary S. Kledzik.
10.2            Amendment  No.  14 dated  as of  January  1,  2001 to  Employment  Agreement  between  the
                Registrant and David E. Mai.
10.3            Amendment  No.  6  dated  as of  January  1,  2001 to  Employment  Agreement  between  the
                Registrant and John M. Philpott.

