Form 10-Q
period 2001-06-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 2001-08-13
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                                Outstanding at August 6, 2001
         -----                                -----------------------------
Common Stock, $.01 par value                             18,660,629

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                                Page

Item 1.           Consolidated Financial Statements

                  Consolidated balance sheets as of June 30, 2001 and
                    December 31, 2000........................................................     3
                  Consolidated statements of operations for the three months ended June 30, 2001 and 2000 and for the six months ended
                    June 30, 2001 and 2000...................................................     4
                  Consolidated statements of cash flows for the six months ended
                    June 30, 2001 and 2000...................................................     5
                  Notes to consolidated financial statements.................................     6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................     9


                           PART II. OTHER INFORMATION

Item 3.           Qualitative and Quantitative Disclosures About Market Risk.................    33

Item 4.           Submission of Matters to a Vote of Security Holders........................    33

Item 6.           Exhibits and Reports on Form 8-K...........................................    34

                  Signatures.....................................................................35







ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,            December 31,
                                                                                         2001                  2000
                                                                                 -------------------- ---------------------
                                    Assets                                            (Unaudited)
Current assets:
   Cash and cash equivalents...............................................      $        6,498,000   $         1,935,000
   Investments in short-term marketable securities.........................               6,658,000            18,900,000
   Accounts receivable.....................................................               3,347,000               932,000
   Inventories.............................................................                 253,000                    --
   Prepaid expenses and other current assets...............................               1,489,000               967,000
                                                                                 -------------------- ---------------------
Total current assets.......................................................              18,245,000            22,734,000

Property, plant and equipment:
   Vehicles................................................................                  28,000                28,000
   Furniture and fixtures..................................................               1,401,000             1,649,000
   Equipment...............................................................               5,338,000             5,882,000
   Leasehold improvements..................................................               3,381,000             4,538,000
                                                                                 -------------------- ---------------------
                                                                                         10,148,000            12,097,000
   Accumulated depreciation................................................              (8,570,000)           (9,781,000)
                                                                                 -------------------- ---------------------
                                                                                          1,578,000             2,316,000

Investments in affiliates..................................................                 907,000               859,000
Deferred financing costs...................................................               1,100,000             1,287,000
Patents and other assets...................................................                 869,000               831,000
                                                                                 -------------------- ---------------------
Total assets...............................................................      $       22,699,000    $       28,027,000
                                                                                 ==================== =====================
                   Liabilities and stockholders' deficit

Current liabilities:
   Accounts payable........................................................      $        2,343,000    $        2,665,000
   Accrued payroll and expenses............................................                 734,000               638,000
                                                                                 -------------------- ---------------------
Total current liabilities..................................................               3,077,000             3,303,000

Long-term liabilities:
   Long-term debt..........................................................              25,785,000            24,794,000
   Sublease security deposits..............................................                  94,000                94,000
                                                                                 -------------------- ---------------------
Total long-term liabilities................................................              25,879,000            24,888,000

Stockholders' deficit:
   Common stock, 50,000,000 shares authorized; 18,610,500 and 18,576,503 shares issued and outstanding at June 30, 2001 and December 31, 2000,
    respectively...........................................................              159,350,000           158,842,000
   Notes receivable from officers..........................................                 (702,000)             (487,000)
   Deferred compensation...................................................                 (832,000)           (1,220,000)
   Accumulated other comprehensive loss....................................                  (84,000)             (132,000)
   Accumulated deficit.....................................................             (163,989,000)         (157,167,000)
                                                                                 -------------------- ---------------------
Total stockholders' deficit................................................               (6,257,000)             (164,000)
                                                                                 -------------------- ---------------------
Total liabilities and stockholders' deficit................................      $        22,699,000   $        28,027,000
                                                                                 ==================== =====================
See accompanying notes.




                                                         MIRAVANT MEDICAL TECHNOLOGIES
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)


                                                               Three months ended June 30,         Six months ended June 30,
                                                               2001                2000              2001                 2000
                                                      -----------------   ----------------- ----------------     ----------------
         Revenues:
            License-contract research and
             development............................   $       122,000      $    1,516,000   $      204,000       $    2,885,000
            Active pharmaceutical ingredient sales..         2,286,000                  --        2,286,000                   --
            Royalties...............................            75,000                  --           75,000                   --
            Grant income............................                --              35,000               --               44,000
                                                      -----------------   ----------------- ----------------     ----------------
         Total revenues.............................         2,483,000           1,551,000        2,565,000            2,929,000


         Costs and expenses:
            Cost of goods sold......................           128,000                  --          128,000                   --
            Research and development................         3,248,000           5,562,000        6,133,000           10,281,000
            Selling, general and administrative.....         1,410,000           1,590,000        3,074,000            3,138,000
                                                      -----------------   ----------------- ----------------     ----------------
         Total costs and expenses...................         4,786,000           7,152,000        9,335,000           13,419,000

         Loss from operations.......................        (2,303,000)         (5,601,000)      (6,770,000)         (10,490,000)

         Interest and other income (expense):
            Interest and other income...............           222,000             331,000          543,000              599,000
            Interest expense........................          (533,000)           (508,000)      (1,181,000)            (888,000)
            Gain on sale of property, plant and
             equipment..............................           586,000                  --          586,000                   --
                                                      ------------------  ----------------- ----------------     ----------------
         Total net interest and other income
          (expense).................................           275,000            (177,000)         (52,000)            (289,000)
                                                      -----------------   ----------------- ----------------     ----------------
         Net loss...................................     $  (2,028,000)     $   (5,778,000)   $  (6,822,000)     $  (10,779,000)
                                                      =================   ================= =================    ================
         Net loss per share - basic and diluted.....     $       (0.11)     $        (0.32)   $       (0.37)     $        (0.59)
                                                      =================   ================= =================    ================

         Shares used in computing net loss per
          share.....................................       18,587,799           18,293,720        18,583,478          18,188,597
                                                     =================   =================  =================    ================






         See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Six months ended June 30,
Operating activities:                                                           2001                    2000
                                                                        -------------------    ----------------------
    Net loss..........................................................   $    (6,822,000)      $        (10,779,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization..................................           674,000                    892,000
       Amortization of deferred compensation..........................           289,000                    395,000
       Stock awards...................................................           580,000                     95,000
       Gain on sale of property, plant and equipment..................          (586,000)                        --
       Non-cash interest and amortization of deferred
         financing costs on long-term debt............................         1,184,000                    887,000
       Changes in operating assets and liabilities:
          Accounts receivable.........................................        (1,552,000)                 4,115,000
          Prepaid expenses, inventories and other assets..............          (772,000)                  (444,000)
          Accounts payable and accrued payroll........................          (241,000)                  (178,000)
                                                                        -------------------    ----------------------
    Net cash used in operating activities.............................        (7,246,000)                (5,017,000)

Investing activities:
    Purchases of marketable securities ...............................        (3,741,000)               (23,395,000)
    Proceeds from sales of marketable securities .....................        15,983,000                  6,071,000
    Purchases of patents..............................................           (62,000)                   (26,000)
    Purchases of property, plant and equipment........................          (174,000)                  (219,000)
                                                                        -------------------    ----------------------
    Net cash provided by (used in) investing activities...............        12,006,000                (17,569,000)

Financing activities:
    Proceeds from issuance of Common Stock, less issuance costs.......             3,000                  2,322,000
    Proceeds from long-term debt......................................                --                  7,500,000
    Issuance of note to officer.......................................          (200,000)                       --
                                                                        -------------------      --------------------
    Net cash (used in) provided by financing activities...............          (197,000)                 9,822,000

    Net increase (decrease) in cash and cash equivalents..............         4,563,000                (12,764,000)
    Cash and cash equivalents at beginning of period..................         1,935,000                 19,168,000
                                                                        -------------------    ----------------------
    Cash and cash equivalents at end of period........................   $     6,498,000       $          6,404,000
                                                                        ===================    ======================

Supplemental disclosures:
    Cash paid for:
      State taxes.....................................................   $        13,000       $              4,000
                                                                        ===================    ======================
      Interest .......................................................   $            --       $                 --
                                                                        ===================    ======================


See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Inventories

     Inventories consist of the following at June 30, 2001:

              Raw materials..............................         $  38,000
              Work in process............................           215,000
                                                                  ----------
         Total inventories...............................         $ 253,000
                                                                  ==========

3.   Comprehensive Loss

     For the six months ended June 30, 2001 and 2000, comprehensive loss amounted to approximately $6.8 million and $10.5 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix Technologies Corp.

4.   Per Share Data

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

5.   Collaborative Funding Arrangement

     In May 2001, the Company and Pharmacia Corporation, or Pharmacia, finalized a funding arrangement that could provide the Company up to $20.0 million in funding. The $20.0 million funding consists of the following agreements:

     Manufacturing   Facility  Asset  Purchase  Agreement,   or  Asset  Purchase
     Agreement: Under this agreement, Pharmacia has issued a purchase order to buy the Company's existing SnET2 active pharmaceutical ingredient, or API, inventory at cost for $2.2 million. As of June 30, 2001, $2.0 million of the existing API inventory and $268,000 of newly manufactured API inventory has been delivered and recorded as API sales. The $2.0 million of the existing API inventory was previously expensed in research and development costs in prior periods. Pharmacia has also committed, through another purchase order, to buy up to an additional $2.8 million of the API which will be manufactured by the Company through March 2002. Additionally, Pharmacia agreed to purchase the manufacturing equipment necessary to produce the API for $863,000, its fair market value as appraised by an independent appraisal firm. The sale of the API manufacturing equipment resulted in a gain on sale of property, plant and equipment of $586,000. Future quantities of the API manufactured and shipped through December 31, 2001, will be paid by Pharmacia directly into an inventory escrow account within thirty (30) days of receipt. The remaining quantities of the API purchased by Pharmacia after December 31, 2001 will be paid directly to the Company within thirty (30) days of receipt. The inventory escrow account will be released to the Company in full in January 2002. The equipment escrow account, containing $863,000, will be released in June 2002. The interest earned by these accounts will accrue to the Company and will also be available upon the release of each escrow account. The escrow accounts will secure certain indemnification obligations with respect to the purchase of the API manufacturing equipment. Management believes such indemnification obligations are of routine nature and under the Company's control; therefore, these obligations are not expected to result in a charge against the funds in escrow. All amounts received into escrow are recorded as accounts receivable until the amounts are released.

     Amended and Restated Credit Agreement, or 2001 Credit Agreement: Under this agreement, which amends and restates the previous $22.5 million Credit
     Agreement entered into with Pharmacia in February 1999, Pharmacia will provide up to an additional $13.2 million in funding to the Company beginning in April 2002. The loans available under the 2001 Credit Agreement are subject to certain conditions and are allocated into two separate borrowing amounts. Up to $3.2 million will be available to the Company beginning April 1, 2002. Up to an additional $10.0 million will be available to the Company beginning July 1, 2002 only if one of the following criteria has been met: (i) Pharmacia has filed a New Drug Application with the U.S. Food and Drug Administration for the SnET2 PhotoPoint(TM) PDT, or PhotoPoint photodynamic therapy, for AMD; or (ii) the SnET2 Phase III clinical trial data meet certain clinical statistical standards as defined by the clinical trial protocols. The 2001 Credit Agreement will provide for borrowing requests to be made twice in a quarter with no more than $5.0 million in total available in each calendar quarter and any unused amounts will be available to be carried forward. The 2001 Credit Agreement will accrue interest based on the prime rate and, under conditions similar to those in the original 1999 Credit Agreement, promissory notes may be issued for the interest due. The amounts available for borrowing under the 2001 Credit Agreement will be available to the Company until June 30, 2003. The promissory notes for both principal and interest mature in June 2004 and, at the Company's option, can be repaid in the form of Miravant Common Stock only at maturity, subject to certain limitations and restrictions as defined by the 2001 Credit Agreement. The promissory notes accrue interest at the prime rate, which was 6.75% at June 30, 2001. The Company will be required to issue one warrant to purchase a share of Miravant Common Stock for every $62.50 in principal borrowed. The warrant price will be equal to 140% of the average closing price for the ten trading days prior to any borrowing request. The Company will also be subject to certain affirmative and negative financial covenants.

     Additionally, as part of the funding arrangement, Pharmacia will assume the lease obligations and related building property taxes through December 31, 2003 for the Company's API manufacturing facility. The total value of the rental and property tax payments due through December 31, 2003 is approximately $950,000 and will be accounted for as a capital contribution and rent expense, or cost of goods sold, over the lease obligation term. Additionally, under an operating site license provided by Pharmacia to the Company, Miravant will be allowed access to and use of the manufacturing facility and equipment purchased by Pharmacia.

6.   Reclassifications

     Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section of our quarterly report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties and include our statements regarding anticipated SnET2 active pharmaceutical ingredient, or API, sales, the timing of the completion of the analysis of our wet age-related macular degeneration, or AMD, clinical trial results, the focus of our future development activities, the potential funding and entire borrowings we could receive under the Asset Purchase and 2001 Credit Agreement with Pharmacia Corporation, or Pharmacia, amounts payable to us under escrow arrangements with Pharmacia, estimates of our future expenses and revenues and the sufficiency of our cash to meet our operating expenses. Our actual results could differ materially from those discussed in these statements due to such risks and uncertainties as Pharmacia electing not to continue to pursue the AMD trials or other trials using SnET2, the development of competing products or technical challenges in pursuing additional applications for our technology, our failure to satisfy conditions set forth in the Asset Purchase and 2001 Credit Agreement, the timing and amounts of purchases of the API under the Asset Purchase Agreement, changes in our strategy that could cause our selling, general and administrative expenses to increase, and our failure to receive funds as currently anticipated. See "--Risk Factors" for a discussion of certain risks, including those relating to our operating losses and our products, strategic collaborations, risks related to our industry and other forward-looking statements.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM) PDT, our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $164.0 million as of June 30, 2001. We expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. We have entered into a series of agreements with Pharmacia, our principal strategic partner, to help fund our development activities and market our products.

     Our historical revenues primarily reflect income earned from licensing agreements, grants awarded, royalties from device product sales, milestone payments and interest income. We cannot have commercial sales of drugs or devices until we receive appropriate requisite regulatory approvals. However, we have begun selling to Pharmacia the SnET2 active pharmaceutical ingredient, or API. We have manufactured the API and the final drug formulation is manufactured by an outside company. SnET2 is currently being used in preclinical studies and Phase III clinical trials for wet age-related macular degeneration, or AMD.
Pharmacia has and will continue to purchase the API through March 2002 in preparation for a potential commercial drug product approval of SnET2, if received, and can be used for both the clinical and commercial activities.

     We anticipate that future API sales will continue until at least March 2002, which is the date through which Pharmacia has committed to purchase API. Other future revenues, such as licensing income, milestone payments, royalties from drug and device sales, if any, and results of operations may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, our or our collaborative partners' ability to successfully manufacture, market and distribute SnET2 and related device products, our ability to establish new collaborative partnerships, the level of participation of our collaborative partners in our preclinical studies and clinical trials and/or the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our future products. We anticipate our operating activities will result in substantial, and possibly increasing, operating losses for the next few years.

     Pharmacia, with our assistance, is currently conducting the Phase III clinical trials for the treatment of AMD. These trials were fully enrolled in December 1999, and these patients are now in the two-year follow-up period for safety and efficacy evaluation. Pharmacia, which has assumed control of the clinical and regulatory aspects of SnET2 in ophthalmology and the related Phase III AMD clinical trials, has elected to continue the clinical trials through to the conclusion of the two-year follow-up period, which is December 2001. A full analysis of the safety and efficacy data will be performed by Pharmacia and a determination of the status of the SnET2 AMD program will likely be made in the first quarter of 2002.

     In our dermatology program, we have developed a topical formulation to deliver a new photoselective drug through the skin and during the second quarter of 2001, we initiated a Phase I clinical trial to test this drug for safety. The clinical trial has been fully enrolled and the patient follow-up has been completed and currently the data are being analyzed. We will continue to conduct preclinical studies for this new drug and based upon the results of the Phase I clinical trial, plan to conduct additional clinical trials. We are also conducting ongoing preclinical studies of new photoselective drugs for cardiovascular diseases, including the prevention and treatment of restenosis. Restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive coronary artery disease. We are in the process of formulating a photoselective drug and performing the requisite studies to prepare for the Investigational New Drug application, or IND, in this disease area. In ophthalmology, we are continuing the development of next generation drug compounds for use in AMD or other eye diseases as an individual treatment or in combination with other therapies. In oncology, we are conducting preclinical research of our photoselective therapy to destroy abnormal blood vessels in tumors. We are pursuing this tumor research with some of our new photoselective drugs and also investigating combination therapies with PhotoPoint PDT and other types of compounds. Based upon the outcome of these studies and various economic and development factors, including cost, collaborative partners, reimbursement and the available alternative therapies, we may or may not elect to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

Pharmacia Corporation

     Over time we have entered into a number of agreements with Pharmacia to fund our operations and develop and market SnET2. In January 1999, we entered into an Equity Investment Agreement whereby Pharmacia purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. Also, in February 1999, under a separate Credit Agreement, Pharmacia extended to us up to $22.5 million in credit. As of June 30, 2001, we have received the entire $22.5 million available under the 1999 Credit Agreement and have issued additional promissory notes for interest due for $3.3 million. In connection with the quarterly loans received under the 1999 Credit Agreement, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for the last 120,000 shares. In May 2001, we finalized a funding arrangement with Pharmacia that provides us up to an additional $20.0 million in funding. The $20.0 million funding consists of the following agreements as described below.

     Manufacturing   Facility  Asset  Purchase  Agreement,   or  Asset  Purchase
Agreement:
     * We received a purchase order from Pharmacia to sell our existing API inventory at cost for $2.2 million. As of June 30, 2001, $2.0 million of the existing API inventory has been delivered to Pharmacia and recorded as revenue;
     * Pharmacia committed, through another purchase order, to buy up to an additional $2.8 million of the API which will be manufactured by us through March 2002. As of June 30, 2001, we have manufactured and sold $268,000 of newly manufactured API inventory;
     * Pharmacia agreed to purchase the manufacturing equipment necessary to produce API. The manufacturing equipment was purchased for $863,000, its fair market value as appraised by an independent appraisal firm;
     * The future quantities of the API manufactured and delivered through December 31, 2001, which we currently estimate to be $2.0 million, will be paid by Pharmacia directly into an inventory escrow account within thirty (30) days of receipt. The quantities of the API purchased by Pharmacia after December 31, 2001, which we currently estimate to be $800,000, will be paid directly to us within thirty
          (30) days of receipt; and
     * The inventory escrow account, which we currently estimate will be $4.2 million by December 31, 2001, will be released to us in full in January 2002. The equipment escrow account, containing $863,000, is expected to be released in June 2002. The interest earned by these accounts will accrue to us and will also be available upon the release of each escrow account. The escrow accounts will secure certain indemnification obligations with respect to the purchase of the API manufacturing equipment. Management believes such indemnification obligations are of a routine nature and under our control; therefore, these obligations are not expected to result in a charge against the funds in escrow. All amounts received into escrow are recorded as accounts receivable until the amounts are released.

     Amended and Restated Credit Agreement, or 2001 Credit Agreement:
     * Under the 2001 Credit Agreement, which amends and restates the existing $22.5 million 1999 Credit Agreement, Pharmacia will provide us up to $13.2 million in funding beginning in April 2002;
     * The loans available under the 2001 Credit Agreement are subject to certain conditions and are allocated into two separate borrowing amounts:
          * Up to $3.2 million will be available to us beginning April 1, 2002;
          * Up to an additional $10.0 million will be available to us beginning July 1, 2002 only if one of the following criteria has been met: (i) Pharmacia has filed a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for the SnET2 PhotoPoint PDT for AMD; or (ii) the SnET2 Phase III clinical trial data meet certain clinical statistical standards as defined by the clinical trial protocols;
     * The 2001 Credit Agreement will provide for borrowing requests to be made twice in a quarter with no more than $5.0 million in total available in each calendar quarter and any unused amounts will be available to be carried forward;
     * The 2001 Credit Agreement will accrue interest based on the prime rate and, under conditions similar to those in the original Credit Agreement, promissory notes may be issued for the interest due. The amounts available for borrowing under the 2001 Credit Agreement will be available to us until June 30, 2003;
     * The promissory notes for both principal and interest mature in June 2004 and, at our option, can be repaid in the form of our Common Stock only at maturity, subject to certain limitations and restrictions as defined by the 2001 Credit Agreement. The promissory notes accrue interest at the prime rate, which was 6.75% at June 30, 2001;
     * We will be required to issue one warrant to purchase a share of Miravant Common Stock for every $62.50 in principal borrowed. The warrant price will be equal to 140% of the average closing price for the ten trading days prior to any borrowing request; and
     * We will also be subject to certain affirmative and negative financial covenants.

     Additionally, as part of the funding arrangement, Pharmacia will assume the lease obligations and related building property taxes through December 31, 2003 for our API manufacturing facility. The total value of the rental and property tax payments due through December 31, 2003 is approximately $950,000 and will be accounted for as a capital contribution and rent expense, or cost of goods sold, over the lease obligation term. Additionally, under an operating site license provided by Pharmacia to Miravant, we will be allowed access to and use of the manufacturing facility and equipment purchased by Pharmacia.

      Results of Operations

     Revenues. For the three months ended June 30, 2001, our revenues increased to $2.5 million from $1.6 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, our revenues decreased slightly to $2.6 million from $2.9 million for the same period in 2000.

     The increase in revenues for the three months ended June 30, 2001, is directly related to the sale of the API under the Asset Purchase Agreement with Pharmacia. Under this agreement, for the three months ended June 30, 2001, we have recorded $2.0 million for the sale of previously manufactured API and $268,000 for API manufactured in 2001. For the three and six months ended June 30, 2001, the decrease in license revenues is primarily attributed to the completion of certain preclinical studies and drug and device activities funded by Pharmacia to support a possible NDA submission for AMD. In addition, the consistent decrease of license revenues over these periods has been a result of the December 1999 transition of the majority of the operations and funding responsibility of the Phase III AMD clinical trials to Pharmacia. We anticipate the 2001 license revenue related to the reimbursement of out-of-pocket or direct costs for AMD, as well as our related expenses, will continue to decrease compared to last year as we finalize the preclinical studies and our AMD responsibilities. In addition, for the three and six month periods ended June 30, 2001, the $75,000 recorded as royalty revenue represents the final payment of royalties under our 1992 license agreement with Laserscope, which provided royalties on the sale of our previously designed device products. For the six months ended June 30, 2000, license revenues of $2.9 million consisted of specific reimbursement of out-of-pocket or direct costs, including half the cost of device and drug products, incurred in preclinical studies and Phase III clinical trials in AMD.

     The level of our license, API sales and grant income is likely to fluctuate significantly from period to period and in the future depending on the amount of reimbursable preclinical and clinical costs incurred and/or reimbursed, the extent of development activities under our agreements with Pharmacia, any future collaborative partnership and/or license agreements, the amount of the API manufactured and delivered to Pharmacia under the Asset Purchase Agreement and the amount of grant income awarded and expended. We currently do not have any grant funds available nor have any grants been awarded.

     Cost of Goods Sold. In connection with the API sold under the terms of the Asset Purchase Agreement with Pharmacia, we recorded $128,000 in manufacturing costs. The amounts recorded as cost of goods sold represent the costs incurred for only the API manufactured in 2001. In the current period, no costs were recorded for those costs incurred in prior periods for raw materials and the API manufactured prior to 2001, as these were expensed as research and development costs in the periods incurred. As such, the margins realized in the three and six month periods ended June 30, 2001 are not indicative of the margins expected to be realized for additional API sold under the Asset Purchase Agreement. As we continue to manufacture and sell API under the terms of the Asset Purchase Agreement, we expect cost of goods sold to continue to fluctuate based on the costs and the quantities of the API manufactured and delivered to Pharmacia.

     Research and Development. Our research and development expenses decreased to $3.2 million for the three months ended June 30, 2001 from $5.6 million for the same period in 2000. Our research and development expenses decreased to $6.1 million for the six months ended June 30, 2001 from $10.3 million for the same period in 2000. The overall decrease in research and development expenses for the three and six month periods ended June 30, 2001 compared to the same period in 2000 is primarily related to the decrease in costs incurred for the AMD program in 2001 due to the completion of the majority our responsibilities for the preclinical studies required to prepare an NDA submission for AMD.

         Research and development expenses for the three and six month periods ended June 30, 2001 consisted primarily of:
     *    Payroll and related taxes;
     * Development work associated with the development of new drug compounds and formulations for the dermatology and cardiovascular programs;
     *    Preclinical and clinical programs; and
     *    Other operating costs.

     Research and development expenses for the three and six month periods ended June 30, 2000 consisted primarily of:
     *    The preclinical studies required to prepare an NDA submission for AMD;
     * Development work associated with the development of new drug compounds and topical formulations;
     *    The cost of drug and device products used in AMD clinical trials;
     *    Preclinical and clinical programs; and
     *    Payroll and other operating costs.

     We expect future research and development expenses may fluctuate depending on available funds, continued expenses incurred in our preclinical studies and clinical trials in our ophthalmology, dermatology, cardiovascular, oncology and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, the pharmaceutical manufacturing requirements and expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of existing or the commencement of new preclinical studies and clinical trials and the development of new drug compounds and formulations.

     Selling,   General   and   Administrative.   Our   selling,   general   and
administrative expenses for the three months ended June 30, 2001 decreased slightly to $1.4 million from $1.6 million for the three months ended June 30, 2000. Our selling, general and administrative expenses for the six months ended June 30, 2001 of $3.1 million remained consistent with the $3.1 million incurred for the six months ended June 30, 2000. Our selling, general and administrative expenses consist primarily of payroll, taxes and other operating costs. The slight decrease for the three months ended June 30, 2001 was a result of a decrease in deferred compensation expense and the reclassification of a portion of certain overhead costs into the cost of inventory as cost of goods sold.

     We expect future selling, general and administrative expenses to remain consistent with prior years and may fluctuate depending on available funds, and the support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and warrants granted to consultants and expenses for general corporate matters.

     Interest and Other Income. Interest and other income decreased to $222,000 for the three months ended June 30, 2001 from $331,000 for the three months ended June 30, 2000. Interest and other income decreased slightly to $543,000 for the six months ended June 30, 2001 from $599,000 for the six months ended June 30, 2000. The fluctuations in interest and other income are directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned. Additionally, in connection with the Asset Purchase Agreement with Pharmacia, we recorded a $586,000 gain on the sale of the API manufacturing equipment.

     Interest Expense. Interest expense increased to $533,000 for the three months ended June 30, 2001 from $508,000 for the same period in 2000. Interest expense increased to $1.2 million for the six months ended June 30, 2001 from $888,000 for the same period in 2000. The increase for the both the three and six month periods is directly related to the amount of borrowings under the 1999 Credit Agreement with Pharmacia, which was offset by a decrease in the interest rate on the borrowings. At June 30, 2001, the outstanding principal and interest due was $25.8 million as compared to $23.7 million due at June 30, 2000. Interest expense may fluctuate in the future based on the interest rate related to the borrowings and the balance of such borrowings.

Liquidity and Capital Resources

     Since inception through June 30, 2001, we have accumulated a deficit of approximately $164.0 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia's purchases of Common Stock and credit arrangements. As of June 30, 2001, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $223.0 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future.

     Under the 1999 Credit Agreement with Pharmacia, we were able to issue promissory notes for the amounts borrowed until December 2000. Beginning in 2001, we are able to issue promissory notes for the quarterly interest due for any quarter in which our adjusted net earnings is less than the quarterly interest due. The ability to issue promissory notes may also be restricted by certain sales of our equity securities. The promissory notes for both principal and interest mature in June 2004 and, at our option, can be repaid in the form of our Common Stock only at maturity, subject to certain limitations and restrictions as defined by the 1999 Credit Agreement. The promissory notes accrue interest at the prime rate, which was 6.75% at June 30, 2001. As of June 30, 2001, we have received all six quarterly loans for a total of $22.5 million available under the 1999 Credit Agreement. In accordance with the 1999 Credit Agreement, we have issued promissory notes to Pharmacia for the loan amounts received as well as promissory notes of $3.3 million for the related interest due on each of the quarterly due dates through June 30, 2001. In connection with the borrowings received, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for 120,000 shares. The warrants to purchase 360,000 shares of Common Stock are callable by us if the average closing prices of the Common Stock for 30 trading days, preceding such request, exceeds the related warrant exercise price.

     Under the Asset Purchase Agreement with Pharmacia, the inventory escrow account, which we estimate will be $4.2 million by December 31, 2001, will be released to us in full in January 2002. The equipment escrow account, containing $863,000, is expected to be released in June 2002. The interest earned by these accounts will accrue to us and will also be available upon the release of each escrow account. The escrow accounts will secure certain indemnification obligations with respect to the purchase of the API manufacturing equipment. Under the 2001 Credit Agreement, which amends and restates the existing $22.5 million 1999 Credit Agreement, Pharmacia may provide up to an additional $13.2 million in funding to us beginning in April 2002. The loans available under the 2001 Credit Agreement are subject to certain conditions and are allocated into two separate borrowing amounts. Up to $3.2 million will be available to us beginning April 1, 2002. Up to an additional $10.0 million will be available to us beginning July 1, 2002 only if one of the following criteria has been met:
(i) Pharmacia has filed an NDA with the FDA for the SnET2 PhotoPoint PDT for AMD; or (ii) the SnET2 Phase III clinical trial data meet certain clinical statistical standards as defined by the clinical trial protocols.

     For the six months ended June 30, 2001 and June 30, 2000 we required cash for operations of $7.2 million and $5.0 million, respectively. The increase in cash required for operations for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 was due primarily to the amount and timing of the funds received from Pharmacia for reimbursable research and development costs, the gain recorded on the sale of the API manufacturing equipment to Pharmacia and the increase in receivables associated with the escrow accounts with Pharmacia, which was offset by an increase in stock awards issued.

     For the six months ended June 30, 2001 net cash provided by investing activities was $12.0 million and for the six months ended June 30, 2000 net cash used in investing activities was $17.6 million. For the six months ended June 30, 2001, the amounts provided by investing activities related to the sales of marketable securities that were used to fund operations and Pharmacia's purchase of our API manufacturing equipment. For the six months ended June 30, 2000, the funds used for investing activities were used to purchase investments to maximize the interest earned on our cash balances and the amounts were based on an analysis of the funds available for investment.

     For the six months ended June 30, 2001, the net cash of $197,000 used in financing activities was primarily related to the issuance of a note to an executive officer and for the six months ended June 30, 2000 net cash provided by investing activities was related to the $7.5 million received from Pharmacia under the 1999 Credit Agreement and warrant and option exercises.

     We invested a total of $7.5 million in property, plant and equipment from 1996 through June 30, 2001, net of the cost basis of the API manufacturing equipment sold to Pharmacia of $2.1 million. During 1998, we entered into a new lease agreement for an additional facility, which we subleased in December 1999. Based on available funds, we may continue to purchase property, plant and equipment in the future as we expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

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

     Our future capital funding requirements will depend on numerous factors including:

     * The progress and magnitude of our research and development programs, preclinical studies and clinical trials;
     *    The time involved in obtaining regulatory approvals;
     *    The cost involved in filing and maintaining patent claims;
     *    Competitor and market conditions;
     *    Investment opportunities;
     *    Our ability to establish and maintain collaborative arrangements;
     * The level of Pharmacia's involvement in our Phase III AMD clinical trials;
     * The cost of manufacturing, manufacturing scale-up and the cost and effectiveness of commercialization activities and arrangements;
     * The extent and nature of costs reimbursed by current and future collaborations;
     * Our ability to obtain grants to finance research and development projects; and
     * The extent of Pharmacia's sales and marketing efforts and the timing and amount of drug royalties received.

     Based on our current cash and investment balances and the potential funds and entire borrowings available under the Asset Purchase Agreement and 2001 Credit Agreement with Pharmacia, we anticipate that we have sufficient cash to fund our operations through December 31, 2002. We are currently in discussions with certain collaborators and equity investors for potential additional funding arrangements, none of which are definitive. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     * Our ability to successfully raise funds in the future through public or private financings, or establish collaborative arrangements or raise funds from other sources;
     * Our requirement to allocate 50% of the net proceeds from public or private equity financings towards the repayment of the funds received under the 2001 2Credit Agreement;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * The amount of funds received from outstanding warrant and stock option exercises;
     *    Our ability to maintain our existing collaborative arrangements;
     * Our ability to liquidate our equity investments in Ramus, Xillix or other assets;
     * Our requirement to allocate 100% of the net proceeds from the liquidation of an existing asset towards the repayment of the funds received under the 001 Credit Agreement; and
     * Our ability to collect the loan and accrued interest provided to Ramus under their credit agreement with us.

     We cannot guarantee that additional funding will be available to us now, when needed, or if at all. If additional funding is not available, we may be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities and our business and financial results and condition would be materially adversely affected.

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

     To date, we have limited experience in conducting clinical trials. We are relying on Pharmacia and contract research organizations for our wet age-related macular degeneration, or AMD, clinical trials. We will either need to rely on third parties, including our collaborative partners, to design and conduct any required clinical trials or expend resources to hire additional personnel or engage outside consultants or contract research organizations to administer current and future clinical trials. We may not be able to find appropriate third parties to design and conduct clinical trials or we may not have the resources to administer clinical trials in-house.

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

OUR PRODUCTS MAY EXHIBIT ADVERSE SIDE EFFECTS THAT PREVENT THEIR WIDESPREAD ADOPTION OR THAT NECESSITATE WITHDRAWAL FROM THE MARKET.

     Our PhotoPoint(TM) photodynamic therapy, or PhotoPoint PDT, drug and device products may exhibit undesirable and unintended side effects that may prevent or limit their commercial adoption and use. One such side effect upon the adoption of our PhotoPoint PDT drug and device products as potential therapeutic agents may be a period of photosensitivity for a certain period of time after receiving PhotoPoint PDT. This period of photosensitivity is dose dependent and typically declines over time. Currently, this photosensitivity, as it relates to SnET2, is being considered in the clinical trials. Even upon receiving approval by the FDA and other regulatory authorities, our products may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. The manifestation of such side effects could cause our business to suffer.

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

Pharmacia Corporation

     We transitioned the majority of the operations of the Phase III AMD clinical trials to Pharmacia, along with the ophthalmology, Investigational New Drug application, or IND, and related filings for SnET2. We will continue to be responsible for the majority of the preclinical studies and some of the drug and device development and manufacturing necessary for a possible New Drug Application, or NDA, submission in AMD. In January 2001, we announced that Pharmacia performed an interim analysis of the 12-month patient data, and has elected to continue the clinical trials to their 24-month conclusion in December 2001. Subsequently, a full analysis of the safety and efficacy data will be performed by Pharmacia and a determination of the status of the SnET2 AMD program will be made. If Pharmacia fails to complete the clinical trials as agreed upon or fails to file the NDA submission in AMD, we may not be able to continue our development program as planned and this could materially harm our business.

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

WE ARE RELYING ON OUR CORPORATE PARTNER, PHARMACIA, TO ASSIST US WITH AND TO PROVIDE FUNDS TO CO-DEVELOP OUR POTENTIAL OPHTHALMOLOGY PRODUCTS. IF PHARMACIA FAILS TO PROVIDE US WITH ADEQUATE FINANCIAL AND OPERATIONAL SUPPORT WE COULD EXPERIENCE DELAYS IN OUR DEVELOPMENT, AND OUR BUSINESS WILL SUFFER.

     We are relying on Pharmacia to provide funds and co-develop with us our potential ophthalmology products. We cannot be certain that Pharmacia will continue to fund the co-development program. If Pharmacia fails to co-develop our products or fails to provide funding as required, we may not be able to continue our development program as we have planned and our business may be materially harmed.

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

     Based on our current cash and investment balances and the potential funds and entire borrowings available under the Asset Purchase Agreement and 2001 Credit Agreement with Pharmacia, we anticipate that we have sufficient cash to fund our operations through December 31, 2002. We intend to seek any additional capital needed to fund our operations through new collaborations, the extension of our existing collaboration or through public or private equity or debt financings. However, additional financing may not be available on acceptable terms or at all or may be limited based on our 2001 Credit Agreement with Pharmacia. Any inability to obtain additional financing would adversely affect our business and could cause us to reduce or cease operations. Our ability to obtain borrowings under the 2001 Credit Agreement is conditioned on a number of events, including events beyond our control, if these events are not realized then we will not receive the $10.0 million of borrowings and as a result we may not have the funds needed to fund our operations through December 2002.

OUR 2001 CREDIT AGREEMENT WITH PHARMACIA IS SECURED BY ALL OF OUR ASSETS. IF WE BECOME UNABLE TO REPAY OUR BORROWINGS OR VIOLATE THE COVENANTS UNDER THE 2001 CREDIT AGREEMENT, PHARMACIA COULD FORECLOSE ON OUR ASSETS.

     Under our 2001 Credit Agreement with Pharmacia, pursuant to which Pharmacia has loaned us $22.5 million and may loan us up to an additional $13.2 million, all of our assets have been secured by a lien. Our ability to comply with all covenants and to make scheduled payments or to refinance our obligations with respect to this indebtedness will depend on our financial and operating performance, which in turn will be subject to prevailing economic conditions and certain financial, business and other factors, including factors that are beyond our control. If our cash flow and capital resources become insufficient to fund our debt service obligations or we otherwise default under the 2001 Credit Agreement, Pharmacia could accelerate the debt and foreclose on our assets. As a result, we could be forced to obtain additional financing at very unfavorable terms or reduce or cease operations.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH MAY FLUCTUATE SIGNIFICANTLY. WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred significant operating losses since our inception in 1989 and, as of June 30, 2001, had an accumulated deficit of approximately $164.0 million. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years as we continue to incur costs for research and development, preclinical studies, clinical trials, manufacturing and general corporate activities. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of SnET2 and only limited revenues have been generated from sales of our devices. We do not expect to achieve significant levels of revenues for the next few years. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, API Sales, milestone payments, payments for our devices, and interest income. Our revenues for the foreseeable future are expected to consist primarily of revenue related to license agreements, royalties, interest income and API sales to Pharmacia.

IF WE ARE NOT ABLE TO SUCCESSFULLY MAINTAIN OUR RELATIONSHIP WITH PHARMACIA AND ESTABLISH COLLABORATIVE AND LICENSING ARRANGEMENTS WITH OTHERS, OUR BUSINESS MAY BE HARMED.

     We have entered into collaborative relationships with certain corporations and academic institutions for the research and development, preclinical studies and clinical trials, licensing, manufacturing, sales and distribution of our products. These collaborative relationships include:

     * The License Agreements under which we granted to Pharmacia an exclusive worldwide license to use, distribute and sell SnET2 for therapeutic or diagnostic applications in photodynamic therapy for ophthalmology, oncology and urology;
     * Definitive agreements with Iridex, Ramus and Xillix for the development of devices for use in photodynamic therapy in the fields of ophthalmology, cardiovascular disease and oncology, respectively;
     * Definitive agreement with Fresenius for final drug formulation and drug product supply;
     * Letter agreements with Boston Scientific Corporation, or BSC, and Cordis for the co-development of catheters for use in photodynamic therapy;
     * Letter agreement with Medicis for the clinical development of PhotoPoint PDT in dermatology; and
     * Letter agreement with Chiron for the early detection and treatment of lung cancer.

     The amount of royalty revenues and other payments, if any, ultimately paid by Pharmacia globally to Miravant for sales of SnET2 is dependent, in part, on the amount and timing of resources Pharmacia commits to research and development, clinical testing and regulatory approval and marketing and sales activities, which are entirely within the control of Pharmacia. Pharmacia may not pursue the development and commercialization of SnET2 and/or may not perform its obligations as expected. We have not yet entered into any definitive collaborative agreements with BSC, Cordis, Medicis or Chiron. These collaborations may not culminate in definitive collaborative agreements or marketable products. Additionally, Iridex, Ramus and Xillix may not continue the development of devices for use in photodynamic therapy, or such development may not result in marketable products.

     We are currently at various stages of discussions with some of these and other companies regarding the establishment of collaborations. Our current and future collaborations are important to us because they allow us greater access to funds, to research, development or testing resources and to manufacturing, sales or distribution resources that we would otherwise not have. We intend to continue to rely on such collaborative arrangements. Some of the risks and uncertainties related to the reliance on collaborations include:

     * Our ability to negotiate acceptable collaborative arrangements, including those based upon existing letter agreements;
     * Future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold;
     * Collaborative relationships, such as our license and credit agreements with Pharmacia, may limit or restrict us;
     * Collaborative partners are free to pursue alternative technologies or products either on their own or with others, including our competitors, for the diseases targeted by our programs and products;
     * Our partners may fail to fulfill their contractual obligations or terminate the relationships described above, and we may be required to seek other partners, or expend substantial resources to pursue these activities independently. These efforts may not be successful; and
     * Our ability to manage, interact and coordinate our timelines and objectives with our strategic partners may not be successful.

WE HAVE LIMITED MANUFACTURING AND MARKETING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES.

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs, approved by the FDA. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we intend to manufacture drugs and devices, we have not yet manufactured any products in commercial quantities under GMPs and have no experience in such commercial manufacturing. We are licensed by the State of California to manufacture SnET2 active pharmaceutical ingredient, or API, at our Santa Barbara, California facility for clinical trial and other use. We currently manufacture the API, the process up to the final formulation and packaging step and have the ability to manufacture light producing devices and light delivery devices, and conduct other production and testing activities, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug product, light producing and light delivery devices and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities. We currently have the capacity, in conjunction with our manufacturing suppliers Fresenius and Iridex, to manufacture products at certain commercial levels and will be able to do so under GMPs with subsequent FDA approval. If we receive an FDA or other regulatory approval we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we will need to expend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our business growth could be limited and could be materially and adversely affected. Fresenius is the sole manufacturer of the final formulation of SnET2 and Iridex is currently the sole supplier of the light producing devices used in our AMD clinical trials. Both currently have commercial quantity capabilities.

     We have no direct experience in marketing, distributing and selling pharmaceutical or medical device products. We will need to develop a sales force or rely on our collaborators or licensees or make arrangements with others to provide for the marketing, distribution and sale of our products. We currently intend to rely on Pharmacia and Iridex for these needs for the AMD project. Our marketing, distribution and sales capabilities or current or future arrangements with third parties for such activities may not be adequate for the successful commercialization of our products.


OUR ABILITY TO ESTABLISH AND MAINTAIN AGREEMENTS WITH OUTSIDE SUPPLIERS MAY NOT BE SUCCESSFUL AND OUR FAILURE TO DO SO COULD ADVERSELY AFFECT OUR BUSINESS.

     We depend on outside suppliers for certain raw materials and components for our products. Such raw materials or components may not continue to be available to our standards or on acceptable terms, if at all, and alternative suppliers may not be available to us on acceptable terms, if at all. Further, we may not be able to adequately produce needed materials or components in-house. We are currently dependent on single, contracted sources for certain key materials or services used by us in our drug development, light producing and light delivery device development and production operations. Although most of our raw materials and components are available from various sources, we are currently developing qualified backup suppliers for each of these resources. We have or will enter into agreements with these suppliers, which may or may not be successful or which may encounter delays or other problems. If we encounter delays or other problems, this may materially adversely affect our business.

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

     We have agreed to indemnify certain of our collaborative partners against certain potential liabilities relating to the manufacture and sale of SnET2 and PhotoPoint PDT light devices. A successful product liability claim could materially adversely affect our business, financial condition and results of operations.

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

IF OUTSTANDING STOCK OPTIONS AND WARRANTS ARE EXERCISED, THE VALUE OF OUR COMMON STOCK OUTSTANDING JUST PRIOR TO THE EXERCISE MAY BE DILUTED.

     As of August 6, 2001, there were outstanding stock options to purchase 4,513,801 shares of Common Stock, with exercise prices ranging from $0.67 to $55.50 per share, with a weighted average exercise price of $14.68 per share. In addition, as of August 6, 2001, there were outstanding warrants to purchase
2,879,000 shares of Common Stock, with exercise prices ranging from $7.00 to $60.00 per share, with a weighted average exercise price of $24.98 per share. If the holders exercise a significant number of these securities at any one time, the market price of the Common Stock could fall and the value of the Common Stock held by other stockholders may be diluted. The holders of the options and warrants have the opportunity to profit if the market price for the Common Stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the Common Stock does not rise above the exercise price of these securities, then they will probably not be exercised and may expire based on their respective expiration dates.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the last fiscal year, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From June 30, 2000 to June 30, 2001, our Common Stock price, per Nasdaq closing prices, has ranged from a high of $25.38 to a low of $6.00.

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

EFFECTING A CHANGE OF CONTROL OF MIRAVANT WOULD BE DIFFICULT, WHICH MAY DISCOURAGE OFFERS FOR SHARES OF OUR COMMON STOCK.

     Our Board of Directors has adopted a Preferred Stockholder Rights Plan, or Rights Plan. The Rights Plan may have the effect of delaying, deterring, or preventing changes in our management or control of Miravant, which may discourage potential acquirers who otherwise might wish to acquire us without the consent of the Board of Directors. Under the Rights Plan, if a person or group acquires 20% or more of our common stock, all holders of rights (other than the acquiring stockholder) may, upon payment of the purchase price then in effect, purchase common stock having a value of twice the purchase price. In April 2001, the Rights Plan was amended to increase the trigger percentage from 20% to 25% as it applies to Pharmacia and excluded shares acquired by Pharmacia in connection with our 2001 Credit Agreement with Pharmacia, and from the exercise of warrants held by Pharmacia. In the event that we are involved in a merger or other similar transaction where Miravant is not the surviving corporation, all holders of rights (other than the acquiring stockholder) shall be entitled, upon payment of the then in effect purchase price, to purchase Common Stock of the surviving corporation having a value of twice the purchase price. The rights will expire on July 31, 2010, unless previously redeemed.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, floods, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities are all located in the state of California and are currently subject to electricity blackouts as a consequence of a shortage of available electrical power. though we do have back-up electrical generation systems in place, they are for use for a limited time and in the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we may not carry adequate business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

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

     Our   industry  is  subject  to  rapid,   unpredictable   and   significant
technological change. Competition is intense. Well-known pharmaceutical, biotechnology and chemical companies are marketing well-established therapies for the treatment of AMD. Doctors may prefer familiar methods that they are comfortable using rather than try our products. Many companies are also seeking to develop new products and technologies for medical conditions for which we are developing treatments. Our competitors may succeed in developing products that are safer or more effective than ours and in obtaining regulatory marketing approval of future products before we do. We anticipate that we will face increased competition as new companies enter our markets and as the scientific development of PhotoPoint PDT evolves.

     We expect that our principal methods of competition with other photodynamic therapy companies will be based upon such factors as:

     *    The ease of administration of our photodynamic therapy;
     *    The degree of generalized skin sensitivity to light;
     *    The number of required doses;
     *    The safety and efficacy profile;
     * The selectivity of our drug for the target lesion or tissue of interest;
     *    The type and cost of our light systems;
     *    The cost of our drug; and
     * The amount reimbursed for the drug and device treatment by third-party payors.

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

     We are aware that other companies are marketing or developing certain products to prevent, diagnose or treat diseases for which we are developing PhotoPoint PDT. These products, as well as others of which we may not be aware, may adversely affect the existing or future market for our products. Competitive products may include, but are not limited to, drugs such as those designed to inhibit angiogenesis or otherwise target new blood vessels, certain medical devices, and other photodynamic therapy treatments.

     We are aware of various competitors involved in the photodynamic therapy sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. One company is QLT Inc., or QLT. We understand that QLT's drug Visudyne has received marketing approval in the United States and certain other countries for the treatment of AMD. QLT is therefore first to market in this disease area. We understand that at least two other photodynamic therapy drugs have received marketing approval in the United States - Photofrin(R) (QLT / Axcan Pharmaceuticals) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals / Berlex Laboratories) for the treatment of actinic keratoses, a dermatological condition. We are aware of other drugs and devices under development by these and other photodynamic therapy competitors, such as Pharmacyclics, in disease areas for which we are developing PhotoPoint PDT. These competitors may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

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

     Our understanding of the market opportunities for our PhotoPoint PDT is derived from a variety of sources, and represents our best estimate of the overall market sizes presented in certain disease areas. The actual market size and market share which we may be able to obtain may vary substantially from our estimates, and is dependent upon a number of factors, including:

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

                           PART II. OTHER INFORMATION


ITEM 3.QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 26, 2001, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:

                                                                 Votes               Votes
                                                                  For              Withheld
                                                             ---------------     --------------
      Larry S. Barels                                            15,624,666             19,993
      William P. Foley II                                        15,619,241             25,418
      Charles T. Foscue                                          15,615,386             29,273
      Gary S. Kledzik, Ph.D.                                     15,294,423            350,236
      David E. Mai                                               15,294,683            349,976
      Jonah Shacknai                                             15,623,356             21,303

In addition, the stockholders also approved the following proposals:

                                                         Votes             Votes                                Broker
                                                          For             Against          Abstained           Non-Votes
                                                     --------------    --------------    ---------------    ----------------

1.       Proposal  to ratify  the  selection  of
         the Company's independent auditors.           15,628,185             7,042              9,432                   0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

                           Exhibit
                           Number                                      Exhibit

                           4.1(1)   Amendment  No. 1  to the Miravant  Medical
                                    Technologies  Preferred  Stock  Rights  Agreement.

                           10.1(1)  Amended and Restated Credit Agreement dated
                                    May 24, 2001 between the Registrant and
                                    Pharmacia Treasury Services AB.**

                           10.2(1)  Manufacturing  Facility Asset Purchase
                                    Agreement dated May 24, 2001 between the
                                    Registrant and Pharmacia & Upjohn Company.

                           10.3(1)  Site Access License Agreement dated May 31,
                                    2001 between the Registrant and Pharmacia &
                                    Upjohn Company.

                           10.4(1)  APA Escrow Agreement dated May 31, 2001
                                    between the Registrant and Pharmacia &
                                    Upjohn Company.

                           10.5(1)  API Escrow Agreement dated May 24, 2001
                                    between the Registrant and Pharmacia &
                                    Upjohn Company.

                           (1) Incorporated by reference to identically numbered exhibit to the registrant's Current Report on Form
                           8-K filed with the Securities and Exchange Commission on May 31, 2001.

                           ** Confidential treatment has been requested for certain portions of this exhibit.


                  (b)      Reports on Form 8-K.
                           Form 8-K dated May 31, 2001, Other Events - Item 5:
                           announcing that on May 24, 2001, the Company and Pharmacia Corporation finalized funding arrangements that could provide the Company up to $20.0 million in funding.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                          Miravant Medical Technologies




Date:    August 13, 2001                    By: /s/   John M. Philpott
                                               -----------------------
                                                 John M. Philpott
                                                 Chief Financial Officer
                                                (on behalf of the Company and as
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer)

                                Index to Exhibits

Exhibit
Number                                      Exhibit

4.1(1)   Amendment  No. 1 to the Miravant  Medical  Technologies  Preferred  Stock  Rights  Agreement.

10.1(1) Amended and Restated Credit Agreement dated May 24, 2001 between the
Registrant and Pharmacia Treasury Services AB.**

10.2(1)  Manufacturing  Facility Asset Purchase Agreement dated May 24, 2001 between the Registrant and Pharmacia & Upjohn Company.

10.3(1)  Site Access License Agreement dated May 31, 2001 between the Registrant and Pharmacia & Upjohn Company.

10.4(1) APA Escrow Agreement dated May 31, 2001 between the Registrant and
Pharmacia & Upjohn Company.

10.5(1) API Escrow Agreement dated May 24, 2001 between the Registrant and
Pharmacia & Upjohn Company.

(1)Incorporated by reference to identically numbered exhibit to the registrant's
   Current Report on Form 8-K filed with the Securities and Exchange
   Commission on May 31, 2001.

** Confidential treatment has been requested for certain portions of this exhibit.


