Form 10-Q
period 2001-09-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 2001-11-13
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                Outstanding at November 5, 2001
Common Stock, $.01 par value                             18,718,226

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                                  Page

Item 1.           Consolidated Financial Statements

                  Consolidated balance sheets as of September 30, 2001 and
                    December 31, 2000...........................................     3
                  Consolidated statements of operations for the three months ended
                    September 30, 2001 and 2000 and for the nine months ended
                    September 30, 2001 and 2000.................................     4
                  Consolidated statements of cash flows for the nine months ended
                    September 30, 2001 and 2000.................................     5
                  Notes to consolidated financial statements....................     6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................     8

Item 3.           Qualitative and Quantitative Disclosures About Market Risk....    33

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K..............................    33

                  Signatures....................................................    34



ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                                   MIRAVANT MEDICAL TECHNOLOGIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,         December 31,
                                                                                         2001                  2000
                                                                                 -------------------- ---------------------
                                    Assets                                            (Unaudited)
Current assets:
   Cash and cash equivalents...............................................      $        1,152,000   $         1,935,000
   Investments in short-term marketable securities.........................               7,408,000            18,900,000
   Accounts receivable.....................................................               4,038,000               932,000
   Inventories.............................................................                 502,000                    --
   Prepaid expenses and other current assets...............................               1,765,000               967,000
                                                                                 -------------------- ---------------------
Total current assets.......................................................              14,865,000            22,734,000

Property, plant and equipment:
   Vehicles................................................................                  28,000                28,000
   Furniture and fixtures..................................................               1,401,000             1,649,000
   Equipment...............................................................               5,353,000             5,882,000
   Leasehold improvements..................................................               3,381,000             4,538,000
                                                                                 -------------------- ---------------------
                                                                                         10,163,000            12,097,000
   Accumulated depreciation................................................              (8,826,000)           (9,781,000)
                                                                                 -------------------- ---------------------
                                                                                          1,337,000             2,316,000

Investments in affiliates..................................................                 602,000               859,000
Deferred financing costs...................................................               1,007,000             1,287,000
Patents and other assets...................................................                 873,000               831,000
                                                                                 -------------------- ---------------------
Total assets...............................................................      $       18,684,000    $       28,027,000
                                                                                 ==================== =====================
                   Liabilities and stockholders' deficit Current liabilities:
   Accounts payable........................................................      $        2,306,000    $        2,665,000
   Accrued payroll and expenses............................................                 541,000               638,000
                                                                                 -------------------- ---------------------
Total current liabilities..................................................               2,847,000             3,303,000

Long-term liabilities:
   Long-term debt..........................................................              26,211,000            24,794,000
   Sublease security deposits..............................................                  94,000                94,000
                                                                                 -------------------- ---------------------
Total long-term liabilities................................................              26,305,000            24,888,000

Stockholders' deficit:
   Common stock, 50,000,000 shares authorized; 18,696,756 and 18,576,503 shares issued and outstanding at September 30, 2001 and
    December 31, 2000, respectively........................................              160,307,000          158,842,000
   Notes receivable from officers..........................................                 (812,000)            (487,000)
   Deferred compensation...................................................                 (685,000)          (1,220,000)
   Accumulated other comprehensive loss....................................                 (389,000)            (132,000)
   Accumulated deficit.....................................................             (168,889,000)        (157,167,000)
                                                                                 -------------------- ---------------------
Total stockholders' deficit................................................              (10,468,000)            (164,000)
                                                                                 -------------------- ---------------------
Total liabilities and stockholders' deficit................................      $        18,684,000   $       28,027,000
                                                                                 ==================== =====================
See accompanying notes.




                                                         MIRAVANT MEDICAL TECHNOLOGIES
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)

                                                                       Three months ended                Nine months ended
                                                                        September 30,                      September 30,
                                                                   2001                2000              2001            2000
                                                        ------------------   ----------------- ----------------   ------------------
         Revenues:
            License-contract research and development...     $    20,000        $    778,000     $     224,000       $    3,663,000
            Bulk active pharmaceutical ingredient
             sales......................................         763,000                  --         3,049,000                   --
            Royalties...................................              --                  --            75,000                   --
            Grant income................................              --              56,000                --              100,000
                                                        ------------------   ----------------- -----------------  ------------------
         Total revenues.................................         783,000             834,000         3,348,000            3,763,000

         Costs and expenses:
            Cost of goods sold..........................         236,000                  --           364,000                   --
            Research and development....................       3,692,000           5,059,000         9,825,000           15,340,000
            Selling, general and administrative.........       1,418,000           1,572,000         4,492,000            4,710,000
                                                        ------------------   ----------------- -----------------  ------------------
         Total costs and expenses.......................       5,346,000           6,631,000        14,681,000           20,050,000


         Loss from operations...........................      (4,563,000)         (5,797,000)      (11,333,000)         (16,287,000)


         Interest and other income (expense):
            Interest and other income...................         187,000             413,000           730,000            1,012,000
            Interest expense............................        (524,000)           (669,000)       (1,705,000)          (1,557,000)
            Gain on sale of property, plant and
             equipment..................................              --                  --           586,000                   --
                                                        ------------------   -----------------  ----------------- ------------------

         Total net interest and other expense...........        (337,000)           (256,000)         (389,000)            (545,000)
                                                        ------------------   ----------------- -----------------  ------------------

         Net loss.......................................  $   (4,900,000)     $   (6,053,000)   $  (11,722,000)     $   (16,832,000)
                                                        ==================   ================= ================== ==================

         Net loss per share - basic and diluted.........  $        (0.26)     $        (0.33)   $        (0.63)     $         (0.92)
                                                        ==================   ================= ================== ==================
         Shares used in computing net loss per share....      18,670,704          18,370,705        18,612,873            18,273,764
                                                        ==================   ================= =================  ==================






         See accompanying notes.

                                                MIRAVANT MEDICAL TECHNOLOGIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)


                                                                              Nine months ended September 30,
Operating activities:                                                           2001                    2000
                                                                        -------------------    ----------------------
    Net loss..........................................................   $   (11,722,000)      $       (16,832,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization..................................           946,000                 1,355,000
       Amortization of deferred compensation..........................           426,000                   579,000
       Stock awards...................................................         1,458,000                   135,000
       Gain on sale of property, plant and equipment..................          (586,000)                       --
       Reserve on patents.............................................                --                    74,000
       Non-cash interest and amortization of deferred
         financing costs on long-term debt............................         1,734,000                 1,557,000
       Changes in operating assets and liabilities:
          Accounts receivable.........................................        (3,106,000)                3,336,000
          Inventories.................................................          (502,000)                       --
          Prepaid expenses and other assets...........................          (760,000)                   64,000
          Accounts payable and accrued payroll........................          (481,000)                 (710,000)
                                                                        -------------------    ----------------------
    Net cash used in operating activities.............................       (12,593,000)              (10,442,000)

Investing activities:
    Purchases of marketable securities ...............................       (40,513,000)              (29,395,000)
    Proceeds from sales of marketable securities .....................        52,005,000                12,116,000
    Purchases of patents..............................................           (63,000)                  (30,000)
    Proceeds from sale of property, plant and equipment...............           863,000                        --
    Purchases of property, plant and equipment........................          (189,000)                 (264,000)
                                                                        -------------------    ----------------------
    Net cash provided by (used in) investing activities...............        12,103,000               (17,573,000)

Financing activities:
    Proceeds from issuance of Common Stock, less issuance costs.......             7,000                 2,933,000
    Proceeds from long-term debt......................................                --                 7,500,000
    Issuance of notes to officer......................................          (300,000)                       --
                                                                        -------------------      --------------------
    Net cash (used in) provided by financing activities...............          (293,000)               10,433,000

    Net decrease in cash and cash equivalents.........................          (783,000)              (17,582,000)
    Cash and cash equivalents at beginning of period..................         1,935,000                19,168,000
                                                                        -------------------    ----------------------
    Cash and cash equivalents at end of period........................   $     1,152,000       $         1,586,000
                                                                        ===================    ======================

Supplemental disclosures:
    Cash paid for:
      State taxes.....................................................   $        13,000       $             4,000
                                                                        ===================    ======================
      Interest .......................................................   $            --       $                --
                                                                        ===================    ======================


See accompanying notes.



                          MIRAVANT MEDICAL TECHNOLOGIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   Inventories

      Inventories consist of the following at September 30, 2001:

              Raw materials............................  $   113,000
              Work in process..........................      268,000
              Finished goods...........................      121,000
                                                        --------------
         Total inventories.............................  $   502,000
                                                        --------------

3.   Comprehensive Loss

For the nine months ended September 30, 2001 and 2000, comprehensive loss amounted to approximately $12.0 million and $16.2 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix Technologies Corp.

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

5.   Bulk Active Pharmaceutical Ingredient, or Bulk API, Sales

In May 2001, the Company and Pharmacia Corporation entered into a Manufacturing Facility Asset Purchase Agreement, or Asset Purchase Agreement. Under this agreement, Pharmacia has issued a purchase order to buy the Company's existing SnET2 bulk API inventory at cost for $2.2 million. In addition, Pharmacia also committed, through two other purchase orders, to buy up to an additional $2.8 million of the bulk API which will be manufactured by the Company through March 2002. As of September 30, 2001, the entire $2.2 million of the existing bulk API inventory and $804,000 of newly manufactured bulk API inventory has been delivered and recorded as bulk API sales. The $2.2 million of the existing bulk API inventory was previously expensed as research and development costs in prior periods. All of the bulk API manufactured and shipped to Pharmacia through December 31, 2001, will be paid by Pharmacia directly into an inventory escrow account within thirty (30) days of receipt. The remaining quantities of the bulk API purchased by Pharmacia after December 31, 2001 will be paid directly to the Company within thirty (30) days of receipt. The funds in the inventory escrow account will be released to the Company in full in January 2002. Additionally, Pharmacia agreed to purchase the manufacturing equipment necessary to produce the bulk API for $863,000, its fair market value as appraised by an independent appraisal firm. The sale of the bulk API manufacturing equipment resulted in a gain on sale of property, plant and equipment of $586,000. The funds in the equipment escrow account, containing $863,000, will be released in June 2002. The interest earned by these accounts will accrue to the Company and will also be available upon the release of each escrow account. The escrow accounts will secure certain indemnification obligations with respect to the purchase of the bulk API manufacturing equipment. Management believes such indemnification obligations are of routine nature and under the Company's control; therefore, these obligations are not expected to result in a charge against the funds in escrow. All amounts received into escrow are recorded as accounts receivable until the amounts are released.

Amended and Restated Credit Agreement, or 2001 Credit Agreement: Under this agreement, which amends and restates the previous $22.5 million Credit Agreement entered into with Pharmacia in February 1999, Pharmacia will provide up to an additional $13.2 million in credit to the Company beginning in April 2002. The loans available under the 2001 Credit Agreement are subject to certain conditions and are allocated into two separate borrowing amounts. Up to $3.2 million will be available to the Company beginning April 1, 2002. Up to an additional $10.0 million will be available to the Company beginning July 1, 2002 provided: (i) Pharmacia has filed a New Drug Application with the U.S. Food and Drug Administration for the SnET2 PhotoPoint(TM) PDT, or PhotoPoint photodynamic therapy, for AMD; or (ii) the SnET2 Phase III clinical trial data meet certain clinical statistical standards as defined by the clinical trial protocols. The 2001 Credit Agreement will provide for borrowing requests to be made twice in a quarter with no more than $5.0 million in total available in each calendar quarter and any unused amounts will be available to be carried forward. The borrowings under the 2001 Credit Agreement will accrue interest based on the prime rate and, under conditions similar to those in the original 1999 Credit Agreement, promissory notes may be issued for the interest due. The amounts available for borrowing under the 2001 Credit Agreement will be available to the Company until June 30, 2003. The promissory notes for both principal and interest mature in June 2004 and, at the Company's option, can be repaid in the form of Miravant Common Stock only at maturity, subject to certain limitations and restrictions as defined by the 2001 Credit Agreement. The Company will be required to issue one warrant to purchase a share of Miravant Common Stock for every $62.50 in principal borrowed. The warrant price will be equal to 140% of the average closing price for the ten trading days prior to any borrowing request. The Company will also be subject to certain affirmative and negative financial covenants.

Additionally, as part of the funding arrangement, Pharmacia will assume the lease obligations and related building property taxes through December 31, 2003 for the Company's bulk API manufacturing facility. The total value of the rental and property tax payments due through December 31, 2003 is approximately $950,000 and will be accounted for as a capital contribution and rent expense or as a component of cost of goods sold over the lease obligation term. Additionally, under an operating site license provided by Pharmacia to the Company, Miravant will be allowed access to and use of the manufacturing facility and equipment purchased by Pharmacia.

6.   Reclassifications

Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section of our quarterly report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties and include our statements regarding anticipated bulk API sales, the timing of the completion of the analysis of our wet age-related macular degeneration, or AMD, clinical trial results, the focus of our future development activities, the potential funding and entire borrowings we could receive under the Asset Purchase and 2001 Credit Agreements with Pharmacia Corporation, or Pharmacia, amounts payable to us under escrow arrangements with Pharmacia, estimates of our future expenses and revenues and the sufficiency of our cash to meet our operating expenses. Our actual results could differ materially from those discussed in these statements due to such risks and uncertainties as Pharmacia electing not to continue to pursue the AMD trials or other trials using SnET2, the development of competing products or technical challenges in pursuing additional applications for our technology, our failure to satisfy conditions set forth in the Asset Purchase and 2001 Credit Agreements, the timing and amounts of purchases of the bulk API under the Asset Purchase Agreement, changes in our strategy that could cause our selling, general and administrative expenses to increase, and our failure to receive funds as currently anticipated. See "--Risk Factors" for a discussion of certain risks, including those relating to our operating losses and our products, strategic collaborations, risks related to our industry and other forward-looking statements.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM) PDT, our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $168.9 million as of September 30, 2001. We expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. We have entered into a series of agreements with Pharmacia, our principal strategic partner, to help fund our development activities and market our products.

     Our historical revenues primarily reflect income earned from licensing agreements, grants awarded, royalties from device product sales, milestone payments and interest income. We will not have royalties from commercial sales of SnET2 and/or related devices until we receive appropriate regulatory approvals and until Pharmacia places the product into commercial distribution. However, we have begun selling to Pharmacia the SnET2 bulk active pharmaceutical ingredient, or bulk API, which we currently manufacture in-house. The bulk API is then formulated into its final drug form of SnET2 by an outside company.
SnET2 is currently being used in preclinical studies and Phase III clinical trials for wet age-related macular degeneration, or AMD. Pharmacia has committed to purchase certain amounts of the bulk API through March 2002 in preparation for a potential commercial drug product approval of SnET2. The bulk API purchased can be used for both clinical and commercial activities, subject to certain regulatory approvals.

     We anticipate that future bulk API sales will continue until at least March 2002, which is the date through which Pharmacia has committed to purchase bulk API. Other future revenues, such as licensing income, milestone payments and royalties from drug and device sales, if any, as well as results of operations, may continue to fluctuate significantly depending on, among other factors, the timing and outcome of applications for regulatory approvals, our or our
collaborative  partners'  ability  to  successfully   manufacture,   market  and
distribute SnET2 and related device products, our ability to establish new collaborative partnerships, the level of participation of our collaborative partners in our preclinical studies and clinical trials and/or the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our future products. We anticipate our operating activities will result in substantial, and possibly increasing, operating losses for the next few years.

     Pharmacia, with our assistance, is currently conducting the Phase III clinical trials for the treatment of AMD. These trials were fully enrolled in December 1999, and these patients are now in the two-year follow-up period for safety and efficacy evaluation. Pharmacia, which has assumed control of the clinical and regulatory aspects of SnET2 in ophthalmology and the related Phase III AMD clinical trials, has elected to continue the clinical trials through to the conclusion of the two-year follow-up period, which is December 2001. A full analysis of the safety and efficacy data will be performed by Pharmacia and the results are expected in the first quarter of 2002.

     In our dermatology program, we have developed a topical gel formulation to deliver a proprietary new photoreactive drug directly to the skin. During the second and third quarters of 2001, we initiated and completed a Phase I drug only clinical safety study in which we did not identify any significant safety issues. We are currently preparing for a Phase II clinical trial to investigate PhotoPoint PDT with this new drug to treat plaque psoriasis, a chronic dermatological condition for which there is no known cure. Plaque psoriasis is a disease marked by hyperproliferation of the epidermis, resulting in inflamed and scaly skin plaques. We expect to begin the Phase II clinical trial in the first half of 2002.

     We are also conducting ongoing preclinical studies of new photoselective drugs, including the prevention and treatment of restenosis. Restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive coronary artery disease. We are in the process of formulating a photoselective drug and performing the requisite studies to prepare for an Investigational New Drug application, or IND, in cardiovascular disease or similar disease area.

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

Pharmacia Corporation

     Over time we have entered into a number of agreements with Pharmacia to fund our operations and develop and market SnET2. In January 1999, we entered into an Equity Investment Agreement whereby Pharmacia purchased 1,136,533 shares of our Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. Also, in February 1999, under a separate Credit Agreement, Pharmacia extended to us up to $22.5 million in credit. As of September 30, 2001, we have received the entire $22.5 million available under the 1999 Credit Agreement and have issued additional promissory notes for interest due for $3.7 million. In connection with the quarterly loans received under the 1999 Credit Agreement, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for the last 120,000 shares. In May 2001, we finalized a funding arrangement with Pharmacia that provides us up to an additional $20.0 million in funding. The $20.0 million funding consists of the following agreements as described below.

     Manufacturing   Facility  Asset  Purchase  Agreement,   or  Asset  Purchase
Agreement:
     * Pharmacia agreed to buy our existing bulk API inventory at cost for $2.2 million. As of September 30, 2001, the entire $2.2 million of the existing bulk API inventory has been delivered to Pharmacia, recorded as revenue and the payment has been received into the inventory escrow account;
     * Pharmacia committed, through two other purchase orders, to buy up to an additional $2.8 million of the bulk API which will be manufactured by us through March 2002. As of September 30, 2001, we have sold $804,000 of newly manufactured bulk API inventory;
     * Pharmacia agreed to purchase the manufacturing equipment necessary to produce bulk API. The manufacturing equipment was purchased for $863,000, its fair market value as appraised by an independent appraisal firm. The funds in the equipment escrow account, containing a principal balance of $863,000, is expected to be released in June 2002;
     * All of the bulk API delivered to Pharmacia from the beginning of the agreement through December 31, 2001, which we currently estimate to be $4.2 million, will be paid by Pharmacia directly into an inventory escrow account within thirty (30) days of receipt and the funds will be released to us in full in January 2002. The quantities of the bulk API purchased by Pharmacia after December 31, 2001, which we currently estimate to be $800,000, will be paid directly to us within thirty
          (30) days of receipt; and
     * The interest earned by the inventory and equipment escrow accounts will accrue to us and will also be available upon the release of each escrow account. The escrow accounts will secure certain indemnification obligations with respect to the purchase of the bulk API manufacturing equipment. Management believes such indemnification obligations are of a routine nature and under our control; therefore, these obligations are not expected to result in a charge against the funds in escrow. All amounts received into escrow are recorded as accounts receivable until the amounts are released.

     Amended and Restated Credit Agreement, or 2001 Credit Agreement:
     * Under the 2001 Credit Agreement, which amends and restates the existing $22.5 million 1999 Credit Agreement, Pharmacia will provide us up to $13.2 million in additional credit beginning in April 2002;
     * The loans available under the 2001 Credit Agreement are subject to certain conditions and are allocated into two separate borrowing amounts:
               * Up to $3.2 million will be available to us beginning April 1, 2002;
               * Up to an additional $10.0 million will be available to us beginning July 1, 2002 provided: (i) Pharmacia has filed a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA, for the SnET2 PhotoPoint PDT for AMD; or (ii) the SnET2 Phase III clinical trial data meet certain clinical statistical standards as defined by the clinical trial protocols;
     * The 2001 Credit Agreement will provide for borrowing requests to be made twice in a quarter with no more than $5.0 million in total available in each calendar quarter and any unused amounts will be available to be carried forward;
     * The borrowings under the 2001 Credit Agreement will accrue interest based on the prime rate and, under conditions similar to those in the original Credit Agreement, promissory notes may be issued for the interest due. The amounts available for borrowing under the 2001 Credit Agreement will be available to us until June 30, 2003;
     * The promissory notes for both principal and interest mature in June 2004 and, at our option, can be repaid in the form of our Common Stock only at maturity, subject to certain limitations and restrictions as defined by the 2001 Credit Agreement;
     * We will be required to issue one warrant to purchase a share of Miravant Common Stock for every $62.50 in principal borrowed. The warrant price will be equal to 140% of the average closing price for the ten trading days prior to any borrowing request; and
     * We will also be subject to certain affirmative and negative financial covenants.

     Additionally, as part of the funding arrangement, Pharmacia will assume the lease obligations and related building property taxes through December 31, 2003 for our bulk API manufacturing facility. The total amount of the rental and property tax payments due through December 31, 2003 is approximately $950,000 and will be accounted for as a capital contribution and rent expense, or as a component of cost of goods sold, over the lease obligation term. Additionally, under an operating site license provided by Pharmacia to Miravant, we will be allowed access to and use of the manufacturing facility and equipment purchased by Pharmacia.

     Results of Operations

     Revenues. For the three months ended September 30, 2001, our revenues decreased slightly to $783,000 from $834,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, our revenues decreased to $3.3 million from $3.8 million for the same period in 2000.

     For the three and nine month periods ended September 30, 2001, the decrease in license revenues is primarily attributed to the completion of certain preclinical studies and drug and device activities funded by Pharmacia to support a possible NDA submission for SnET2 for AMD. In addition, the consistent decrease of license revenues over these periods has been a result of the December 1999 transition of the majority of the operations and funding responsibility of the Phase III AMD clinical trials to Pharmacia. This decrease was offset by the sale of bulk API under the Asset Purchase Agreement with Pharmacia. Under this agreement, for the three months ended September 30, 2001, we have recorded $227,000 for the sale of existing bulk API and $536,000 for newly manufactured bulk API in 2001. For the nine months ended September 30, 2001, we have recorded $2.2 million for the sale of existing bulk API and $804,000 for newly manufactured bulk API in 2001. We anticipate the 2001 license revenue related to the reimbursement of out-of-pocket or direct costs for AMD, as well as our related expenses, will continue to decrease as we finalize the preclinical studies and our AMD clinical trial responsibilities. In addition, for the nine month period ended September 30, 2001, the $75,000 recorded as royalty revenue represents the final payment of royalties under our 1992 license agreement with Laserscope, which provided royalties from Laserscope on their sales of our licensed device products. For the nine months ended September 30, 2000, license revenues of $3.7 million consisted of the specific reimbursement of out-of-pocket or direct costs, including half the cost of device and drug products, incurred in preclinical studies and Phase III clinical trials in AMD.

     The level of our license, bulk API sales and grant income is likely to fluctuate significantly from period to period and in the future depending on the amount of reimbursable preclinical and clinical costs incurred and/or reimbursed, the extent of development activities under our agreements with Pharmacia, any future collaborative partnership and/or license agreements, the amount of the bulk API manufactured and delivered to Pharmacia under the Asset Purchase Agreement and the amount of grant income awarded and expended. We currently do not have any grant funds available nor have any grants been awarded.

     Cost of Goods Sold. In connection with the newly manufactured bulk API sold under the terms of the Asset Purchase Agreement with Pharmacia, we recorded $236,000 in manufacturing costs for the three months ended September 30, 2001. For the nine months ended September 30, 2001, we recorded $364,000 in manufacturing costs. The amounts recorded as cost of goods sold represent the costs incurred for only the newly manufactured bulk API in 2001. No costs were recorded for those expenses incurred in prior periods for raw materials and the bulk API manufactured prior to 2001, as these costs were expensed as research and development costs in the periods incurred. As such, the margins realized in the three and nine month periods ended September 30, 2001 are not indicative of the margins expected to be realized for additional bulk API sold under the Asset Purchase Agreement. As we continue to manufacture and sell bulk API under the terms of the Asset Purchase Agreement, we expect cost of goods sold to continue to fluctuate based on the costs and the quantities of the bulk API manufactured and delivered to Pharmacia.

     Research and Development. Our research and development expenses decreased to $3.7 million for the three months ended September 30, 2001 from $5.1 million for the same period in 2000. Our research and development expenses decreased to $9.8 million for the nine months ended September 30, 2001 from $15.3 million for the same period in 2000. The overall decrease in research and development expenses for the three and nine month periods ended September 30, 2001 compared to the same period in 2000 is primarily related to the decrease in costs incurred for the AMD program in 2001 due to the completion of the majority of our responsibilities for the preclinical studies and clinical trials required to prepare an NDA submission for AMD.

     Research and development expenses for the three and nine month periods ended September 30, 2001 consisted primarily of:

     * Development work associated with the development of new drug compounds and formulations for the dermatology and cardiovascular programs;
     * Preclinical programs and clinical trial costs for our Phase I dermatology program;
     *    Payroll and related taxes; and
     *    Other operating costs.

     Research and development expenses for the three and nine month periods ended September 30, 2000 consisted primarily of:

     *    The preclinical studies required to prepare an NDA submission for AMD;
     * Development work associated with the development of new drug compounds and topical formulations;
     *    The cost of drug and device products used in AMD clinical trials;
     *    Preclinical and clinical programs; and
     *    Payroll and other operating costs.

     We expect future research and development expenses may fluctuate depending on available funds, continued expenses incurred in our preclinical studies and clinical trials in our ophthalmology, dermatology, cardiovascular, oncology and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies, clinical trials and the expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of existing or the commencement of new preclinical studies and clinical trials and the development of new drug compounds and formulations.

     Selling, General and Administrative. Our selling, general and administrative expenses for the three months ended September 30, 2001 decreased slightly to $1.4 million from $1.6 million for the three months ended September 30, 2000. Our selling, general and administrative expenses for the nine months ended September 30, 2001 decreased slightly to $4.5 million from $4.7 million for the nine months ended September 30, 2000. Our selling, general and administrative expenses consist primarily of payroll, taxes and other operating costs. The slight decrease for the three and nine months ended September 30, 2001 was a result of a decrease in deferred compensation expense and the reclassification of a portion of certain overhead costs into the cost of inventory as cost of goods sold.

     We expect future selling, general and administrative expenses to remain consistent with prior periods although they may fluctuate depending on available funds, and the support required for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and warrants granted to consultants and expenses for general corporate matters.

     Interest and Other Income. Interest and other income decreased to $187,000 for the three months ended September 30, 2001 from $413,000 for the three months ended September 30, 2000. Interest and other income decreased to $730,000 for the nine months ended September 30, 2001 from $1.0 million for the nine months ended September 30, 2000. The fluctuations in interest and other income are directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned. Additionally, in connection with the Asset Purchase Agreement with Pharmacia, we recorded a $586,000 gain on the sale of the bulk API manufacturing equipment.

     Interest Expense. Interest expense decreased to $524,000 for the three months ended September 30, 2001 from $669,000 for the same period in 2000. Interest expense increased to $1.7 million for the nine months ended September 30, 2001 from $1.6 million for the same period in 2000. The fluctuations for both the three and nine month periods are directly related to the amount of borrowings under the 1999 Credit Agreement with Pharmacia and the change in the interest rate on the borrowings, 9.5% and 6.0% as of September 30, 2000 and 2001, respectively. At September 30, 2001, the outstanding principal and interest due was $26.2 million as compared to $24.2 million due at September 30, 2000. Interest expense may fluctuate in the future based on the interest rate related to the borrowings and the balance of such borrowings.

Liquidity and Capital Resources

     Since inception through September 30, 2001, we have accumulated a deficit of approximately $168.9 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia's purchases of Common Stock and credit arrangements. As of September 30, 2001, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $223.0 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future.

     We have received the entire $22.5 million available to us under the 1999 Credit Agreement with Pharmacia. We have issued promissory notes to Pharmacia for the principal loan amounts received of $22.5 million, as well as promissory notes of $3.7 million for the related interest due on each of the quarterly due dates through September 30, 2001. The promissory notes for both principal and interest mature in June 2004 and, at our option, can be repaid in the form of our Common Stock only at maturity, subject to certain limitations and restrictions as defined by the 2001 Credit Agreement. The promissory notes accrue interest at the prime rate, which was 6.0% at September 30, 2001. In connection with the borrowings received, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for 120,000 shares. The warrants to purchase 360,000 shares of Common Stock are callable by us if the average closing prices of the Common Stock for 30 trading days, preceding such request, exceeds the related warrant exercise price.

     Under the Asset Purchase Agreement with Pharmacia, the funds in the inventory escrow account, which we estimate will be $4.2 million by December 31, 2001, will be released to us in full in January 2002. The funds in the equipment escrow account, containing a principal balance of $863,000, are expected to be released in June 2002. The interest earned by these accounts will accrue to us and will also be available upon the release of each escrow account. The escrow accounts will secure certain indemnification obligations with respect to the purchase of the bulk API manufacturing equipment. Under the 2001 Credit Agreement, which amends and restates the existing $22.5 million 1999 Credit Agreement, Pharmacia may provide up to an additional $13.2 million in credit to us beginning in April 2002. The loans available under the 2001 Credit Agreement are subject to certain conditions and are allocated into two separate total borrowing amounts. The first borrowing amount of up to $3.2 million will be available to us beginning April 1, 2002. The next borrowing amount of up to an additional $10.0 million will be available to us beginning July 1, 2002 provided: (i) Pharmacia has filed an NDA with the FDA for the SnET2 PhotoPoint PDT for AMD; or (ii) the SnET2 Phase III clinical trial data meet certain clinical statistical standards as defined by the clinical trial protocols.

     For the nine months ended September 30, 2001 and September 30, 2000 we required cash for operations of $12.6 million and $10.4 million, respectively. The increase in cash required for operations for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 was due primarily to the amount and timing of the funds received from Pharmacia for reimbursable research and development costs, the gain recorded on the sale of the bulk API manufacturing equipment to Pharmacia and an increase in receivables associated with the escrow accounts with Pharmacia. This was offset by an increase in stock awards issued related to employee and consultant compensation.

     For the nine months ended September 30, 2001 net cash provided by investing activities was $12.1 million and for the nine months ended September 30, 2000 net cash used in investing activities was $17.6 million. For the nine months ended September 30, 2001, the amounts provided by investing activities related to the sales of marketable securities that were used to fund operations and our sale to Pharmacia of our bulk API manufacturing equipment. For the nine months ended September 30, 2000, the funds used for investing activities were used to purchase investments to maximize the interest earned on our cash balances and the amounts were based on an analysis of the funds available for investment.

     For the nine months ended September 30, 2001, the net cash of $293,000 used in financing activities was primarily related to the issuance of notes to an executive officer. For the nine months ended September 30, 2000, the net cash of $10.4 million provided by investing activities was related to $7.5 million received from Pharmacia under the 1999 Credit Agreement and the proceeds from warrant and option exercises.

     We invested a total of $7.5 million in property, plant and equipment from 1996 through September 30, 2001, net of the cost basis of the bulk API manufacturing equipment sold to Pharmacia of $2.1 million. During 1998, we entered into a new lease agreement for an additional facility, which we subleased in December 1999. Based on available funds, we may continue to purchase property, plant and equipment in the future as we expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

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

     Based on our current cash and investment balances and the potential funds and entire borrowings available under the Asset Purchase Agreement and 2001 Credit Agreement with Pharmacia, we anticipate that we have sufficient cash to fund our operations through December 31, 2002. In October 2001, we filed a shelf registration statement with the Securities & Exchange Commission to sell up to $25,000,000 of our Common Stock from time to time. As this registration statement is not yet effective, no transactions have been entered into. We are currently in discussions with certain collaborators and equity investors for potential additional funding arrangements, which may or may not utilize equity from our shelf registration, though no such arrangements have been entered into. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities are subject to a number of risks and uncertainties and will depend on numerous factors including:

     * Our ability to successfully raise funds in the future through public or private financings, or establish collaborative arrangements or raise funds from other sources;
     * Our requirement to allocate 50% of the net proceeds from public or private equity financings towards the repayment of the funds received under the 1999 and 2001 Credit Agreements with Pharmacia;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * The amount of funds received from outstanding warrant and stock option exercises;
     *    Our ability to maintain our existing collaborative arrangements;
     * Our ability to liquidate our equity investments in Ramus, Xillix or other assets;
     * Our requirement to allocate 100% of the net proceeds from the liquidation of an existing asset towards the repayment of the funds received under the 1999 and 2001 Credit Agreements with Pharmacia;
     * Our ability to issue promissory notes for the interest on the funds received from Pharmacia, which is subject to the terms of the 2001 Credit Agreement; and
     * Our ability to collect the loan and accrued interest provided to Ramus under their credit agreement with us.

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

OUR PRODUCTS, INCLUDING SNET2, MAY NOT SUCCESSFULLY COMPLETE THE CLINICAL TRIALS PROCESS AND WE MAY BE UNABLE TO PROVE THAT OUR PRODUCTS ARE SAFE AND EFFICACIOUS.

     All of our drug and device products currently under development will require extensive preclinical studies and/or clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products have completed testing for efficacy or safety in humans. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

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

Pharmacia Corporation

     We transitioned the majority of the operations of the Phase III AMD clinical trials to Pharmacia, along with the ophthalmology Investigational New Drug application, or IND, and related filings for SnET2. We will continue to be responsible for the majority of the preclinical studies and some of the drug and device development and manufacturing necessary for a possible New Drug Application, or NDA, submission for AMD. In January 2001, we announced that Pharmacia performed an interim analysis of the 12-month patient data, and has elected to continue the clinical trials to their 24-month conclusion in December 2001. Subsequently, a full analysis of the safety and efficacy data will be performed by Pharmacia and a determination of the status of the SnET2 AMD program will be made. If Pharmacia fails to complete the clinical trials as agreed upon or fails to file the NDA submission in AMD, we may not be able to continue our development program as planned and this could materially harm our business.

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

     We are relying on Pharmacia to provide funds and co-develop with us our potential ophthalmology products. We cannot be certain that Pharmacia will continue to fund the co-development program. If Pharmacia fails to co-develop our products or fails to provide funding as required, we may not be able to continue our development program as we have planned and our business will be materially harmed.

     In May 2001, we finalized a funding arrangement with Pharmacia that provides us up to an additional $20.0 million in funding. Under this funding arrangement, we entered into an Amended and Restated Credit Agreement, or the 2001 Credit Agreement, which could provide us up to an additional $13.2 million in funding, in the form of loans, beginning in April 2002. The loans available under the 2001 Credit Agreement are subject to certain conditions and are allocated into two separate total borrowing amounts. The first loan amount is up to $3.2 million will be available to us beginning April 1, 2002. The next loan amount is up to an additional $10.0 million will be available to us beginning July 1, 2002 provided: (i) Pharmacia has filed an NDA with the FDA for the SnET2 PhotoPoint PDT for AMD; or (ii) the SnET2 Phase III clinical trial data meet certain clinical statistical standards as defined by the clinical trial protocols.

     Additionally, as part of our May 2001 funding arrangement with Pharmacia, we entered into a Manufacturing Asset Purchase Agreement, or the Asset Purchase Agreement. Under this agreement, Pharmacia has issued a purchase order to buy our existing SnET2 active pharmaceutical ingredient, or bulk API, inventory at cost for $2.2 million. As of September 30, 2001, $2.2 million of the existing bulk API inventory and $804,000 of newly manufactured bulk API inventory has been delivered and recorded as bulk API sales. Pharmacia has also committed, through another purchase order, to buy up to an additional $2.8 million of the bulk API which will be manufactured by us through March 2002. Additionally, Pharmacia purchased the manufacturing equipment necessary to produce the bulk API for $863,000, its fair market value as appraised by an independent appraisal firm.

     Our strategic relationship with Pharmacia is important for our success, and if our planned transactions with Pharmacia are not consummated and if our relationship with Pharmicia is not successful, our business will suffer.

WE RELY ON THIRD PARTIES TO CONDUCT CLINICAL TRIALS ON OUR PRODUCTS, AND IF THESE RESOURCES FAIL, OUR ABILITY TO SUCCESSFULLY COMPLETE CLINICAL TRIALS WILL BE ADVERSELY AFFECTED AND OUR BUSINESS WILL SUFFER.

     We have limited experience and capacity to conduct clinical trials. We are relying on Pharmacia and contract research organizations for our wet age-related macular degeneration, or AMD, clinical trials and relying on a contract research organization for our dermatology clinical trials. We will either need to rely on third parties, including our collaborative partners, to design and conduct any required clinical trials or expend resources to hire additional personnel or engage outside consultants or contract research organizations to administer current and future clinical trials. We may not be able to find appropriate third parties to design and conduct clinical trials or we may not have the resources to administer clinical trials in-house. The failure to have adequate resources for conducting and managing clinical trials will have a negative impact on our ability to develop marketable products and could have a material adverse impact on our business.

WE RELY ON PATIENT ENROLLMENT TO CONDUCT CLINICAL TRIALS, AND OUR INABILITY TO CONTINUE TO ATTRACT PATIENTS TO PARTICIPATE WILL HAVE A NEGATIVE IMPACT ON OUR CLINICAL TRIAL RESULTS.

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

     A specific concern for our Phase III AMD clinical trials is that there currently is an approved treatment for AMD and our patients enrolled in our Phase III AMD clinical trials may choose to drop out of the trial or pursue alternative treatments. This could result in delays or incomplete clinical trial data.

     There can be no assurance that we will obtain or maintain adequate levels of patient enrollment in current or future clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could have material adverse effects. In addition, the FDA may suspend clinical trials at any time if, among other reasons, it concludes that patients participating in such trials are being exposed to unacceptable health risks. Failure to obtain and keep patients in our clinical trials will delay or completely impede test results which will negatively impact the development of our products and our business.

OUR PRODUCTS MAY EXHIBIT ADVERSE SIDE EFFECTS THAT PREVENT THEIR WIDESPREAD ADOPTION OR THAT NECESSITATE WITHDRAWAL FROM THE MARKET.

     Our PhotoPoint(TM) PDT, drug and device products may exhibit undesirable and unintended side effects that may prevent or limit their commercial adoption and use. One such side effect upon the adoption of our PhotoPoint PDT drug and device products as potential therapeutic agents may be a period of photosensitivity for a certain period of time after receiving PhotoPoint PDT. This period of photosensitivity is dose dependent and typically declines over time. Currently, this photosensitivity, as it relates to SnET2, is being considered in the clinical trials. Even upon receiving approval by the FDA and other regulatory authorities, our products may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. The manifestation of such side effects could cause our business to suffer.

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

     Based on our current cash and investment balances and the potential funds and entire borrowings available under the Asset Purchase Agreement and 2001 Credit Agreement with Pharmacia, we anticipate that we have sufficient cash to fund our operations through December 31, 2002. In October 2001, we filed a shelf registration statement with the Securities & Exchange Commission to sell up to $25,000,000 of our Common Stock from time to time. As this registration statement is not yet effective, no transactions have been entered into. We are currently in discussions with certain collaborators and equity investors for potential additional funding arrangements, which may or may not utilize equity from our shelf registration, though no such arrangements have been entered into. Additional financing may not be available on acceptable terms or at all or may be limited based on our 2001 Credit Agreement with Pharmacia. Any inability to obtain additional financing would adversely affect our business and could cause us to reduce or cease operations. Our ability to obtain borrowings under the 2001 Credit Agreement is conditioned on a number of events, including events beyond our control. If these events are not realized then we will not receive the $10.0 million of borrowings and, as a result, we may not have the funds needed to fund our operations through December 2002. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities are subject to a number of risks and uncertainties and will depend on numerous factors including:

     * Our ability to successfully raise funds in the future through public or private financings, or establish collaborative arrangements or raise funds from other sources;
     * Our requirement to allocate 50% of the net proceeds from public or private equity financings towards the repayment of the funds received under the 1999 and 2001 Credit Agreements with Pharmacia;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * The amount of funds received from outstanding warrant and stock option exercises;
     *    Our ability to maintain our existing collaborative arrangements;
     * Our ability to liquidate our equity investments in Ramus, Xillix or other assets;
     * Our requirement to allocate 100% of the net proceeds from the liquidation of an existing asset towards the repayment of the funds received under the 1999 and 2001 Credit Agreements with Pharmacia;
     * Our ability to issue promissory notes for the interest on the funds received from Pharmacia, which is subject to the terms of the 2001 Credit Agreement; and
     * Our ability to collect the loan and accrued interest provided to Ramus under their credit agreement with us.

     We cannot guarantee that additional funding will be available to us now, when needed, or if at all. If additional funding is not available, we may be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities and our business and financial results and condition would be materially adversely affected.

OUR 2001 CREDIT AGREEMENT WITH PHARMACIA IS SECURED BY ALL OF OUR ASSETS. IF WE BECOME UNABLE TO REPAY OUR BORROWINGS OR VIOLATE THE COVENANTS UNDER THE 2001 CREDIT AGREEMENT , PHARMACIA COULD FORECLOSE ON OUR ASSETS.

     Under our 2001 Credit Agreement with Pharmacia, pursuant to which Pharmacia has loaned us the principal amount of $22.5 million and may loan us up to an additional $13.2 million, all of our assets have been secured by a lien. Our ability to comply with all covenants and to make scheduled payments or to refinance our obligations with respect to this indebtedness will depend on our financial and operating performance, which in turn will be subject to prevailing economic conditions and certain financial, business and other factors, including factors that are beyond our control. If our cash flow and capital resources become insufficient to fund our debt service obligations or we otherwise default under the 2001 Credit Agreement, Pharmacia could accelerate the debt and foreclose on our assets. As a result, we could be forced to obtain additional financing at very unfavorable terms or reduce or cease operations.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH MAY FLUCTUATE SIGNIFICANTLY. WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

     We have incurred significant operating losses since our inception in 1989 and, as of September 30, 2001, had an accumulated deficit of approximately $168.9 million. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years as we continue to incur costs for research and development, preclinical studies, clinical trials, manufacturing and general corporate activities. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of SnET2 and only limited revenues have been generated from sales of our devices. We do not expect to achieve significant levels of revenues for the next few years. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, bulk API sales, milestone payments, payments for our devices, and interest income. Our revenues for the foreseeable future are expected to consist primarily of revenue related to license agreements, royalties, interest income and bulk API sales to Pharmacia.

IF WE ARE NOT ABLE TO SUCCESSFULLY MAINTAIN OUR RELATIONSHIP WITH PHARMACIA AND/OR ESTABLISH COLLABORATIVE AND LICENSING ARRANGEMENTS WITH OTHERS, OUR BUSINESS MAY BE HARMED.

     We have entered into collaborative relationships with certain corporations and academic institutions for the research and development, preclinical studies and clinical trials, licensing, manufacturing, sales and distribution of our products. These collaborative relationships include:

     * The License Agreements under which we granted to Pharmacia an exclusive worldwide license to use, distribute and sell SnET2 for therapeutic or diagnostic applications in photodynamic therapy for ophthalmology, oncology and urology;
     * The License Agreement with the University of Toledo, the Medical College of Ohio and St. Vincent Medical Center, of Toledo, Ohio, collectively referred to as Toledo, to license or sublicense certain photoselective compounds, including SnET2;
     *    Definitive agreements with Iridex, Ramus and Xillix
          for the development of devices for use in photodynamic therapy in the fields of ophthalmology, cardiovascular disease and oncology, respectively;
     *    Definitive agreement with Fresenius for final SnET2 drug
          formulation and drug product supply;
     * Letter agreements with Boston Scientific Corporation, or BSC, and Cordis for the co-development of catheters for use in photodynamic therapy;
     *    Letter  agreement  with  Medicis  for  the  clinical   development  of
          PhotoPoint PDT in dermatology; and
     * Letter agreement with Chiron for the early detection and treatment of lung cancer.

     We have not yet entered into any definitive agreements, nor are there currently any active projects with BSC, Chiron, Cordis or Medicis. There is no assurance that definitive agreements will be entered into or that further evolution of these collaborations will continue. Additionally, Iridex, Ramus and Xillix may not continue the development of devices for use in photodynamic therapy, or such development may not result in marketable products. The amount of royalty revenues and other payments, if any, ultimately paid by Pharmacia globally to Miravant for sales of SnET2 is dependent, in part, on the amount and timing of resources Pharmacia commits to research and development, clinical testing and regulatory approval and marketing and sales activities, which are entirely within the control of Pharmacia. Pharmacia may not pursue the development and commercialization of SnET2 and/or may not perform its obligations as expected.

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

WE HAVE LIMITED MANUFACTURING AND MARKETING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES.

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs, approved by the FDA. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we intend to manufacture drugs and devices, we have not yet manufactured any products under GMPs which can be released for commercial use, and have limited experience in manufacturing in commercial quantities. We are licensed by the State of California to manufacture SnET2 bulk API at our Santa Barbara, California facility for clinical trial and other use. We currently manufacture the bulk API, the process up to the final formulation and packaging step and have the ability to manufacture light producing devices and light delivery devices, and conduct other production and testing activities, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug product, light producing and light delivery devices and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities. We currently have the capacity, in conjunction with our manufacturing suppliers Fresenius and Iridex, to manufacture products at certain commercial levels and will be able to do so under GMPs with subsequent FDA approval. If we receive an FDA or other regulatory approval, we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we will need to expend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our business growth could be limited and could be materially and adversely affected. Fresenius is the sole manufacturer of the final formulation of SnET2 and Iridex is currently the sole supplier of the light producing devices used in our AMD clinical trials. Both currently have commercial quantity capabilities.

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

     We depend on outside suppliers for certain raw materials and components for our products. Such raw materials or components may not continue to be available to our standards or on acceptable terms, if at all, and alternative suppliers may not be available to us on acceptable terms, if at all. Further, we may not be able to adequately produce needed materials or components in-house. We are currently dependent on single, contracted sources for certain key materials or services used by us in our drug development, light producing and light delivery device development and production operations. Although most of our raw materials and components are available from various sources. We have or will try to enter into agreements with these suppliers, which may or may not be successful or which may encounter delays or other problems. If we encounter delays or other problems, this may materially adversely affect our business.

WE MAY NOT HAVE ADEQUATE PROTECTION AGAINST PRODUCT LIABILITY OR RECALL, WHICH COULD SUBJECT US TO LIABILITY CLAIMS THAT HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

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

WE MAY FAIL TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OUR PATENTS AND OUR PROPRIETARY TECHNOLOGY, WHICH WILL MAKE IT EASIER FOR OTHERS TO MISAPPROPRIATE OUR TECHNOLOGY AND INHIBIT OUR ABILITY TO BE COMPETITIVE.

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

     The patent position of pharmaceutical and medical device firms generally is highly uncertain. Some of the risks and uncertainties include:

     * The patent applications owned by or licensed to us may not result in issued patents;
     * Our issued patents may not provide us with proprietary protection or competitive advantages;
     *    Our issued patents may be infringed upon or designed around by others;
     * Our issued patents may be challenged by others and held to be invalid or unenforceable;
     *    The patents of others may have a material adverse effect on us;
     *    Significant time and funds may be necessary to defend our patents; and
     * Federal and state laws governing patent and trade secret protection are subject to change and to court interpretation.

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

     Further exposure could arise from the following risks and uncertainties:

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

     The occurrence of any of these events described above could have a material adverse effect on our competitive position. If such conflicts occur, or if we believe that such products may infringe on our proprietary rights, we may pursue litigation or other proceedings, or may be required to defend against such litigation. Such proceedings may materially adversely affect our competitive position, and we may not be successful in any such proceeding. Litigation and other proceedings can be expensive and time consuming, regardless of whether we prevail. This can result in the diversion of substantial financial, managerial and other resources from other activities. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related research and development activities or product sales.

WE RELY ON THE AVAILABILITY OF CERTAIN UNPROTECTED INTELLECTUAL PROPERTY RIGHTS, AND IF ACCESS TO SUCH RIGHTS BECOMES UNAVAILABLE, OUR BUSINESS COULD SUFFER.

     Our trade secrets may become known or be independently discovered by competitors. Furthermore, inventions or processes discovered by our employees will not necessarily become our property and may remain the property of such persons or others.

     In addition, certain research activities relating to the development of certain patents owned by or licensed to us were funded, in part, by agencies of the United States Government. When the United States Government participates in research activities, it retains certain rights that include the right to use the resulting patents for government purposes under a royalty-free license.

     We also rely upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect its rights to its unpatented trade secrets and know-how.

     In the event that the intellectual property we do or will rely on becomes unavailable, our ability to be competitive will be impeded and our business will suffer.

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

IF OUTSTANDING STOCK OPTIONS AND WARRANTS ARE EXERCISED, THE VALUE OF OUR COMMON STOCK OUTSTANDING JUST PRIOR TO THE EXERCISE MAY BE DILUTED.

     As of October 22, 2001, there were outstanding stock options to purchase 4,529,113 shares of Common Stock, with exercise prices ranging from $1.00 to $55.50 per share, with a weighted average exercise price of $14.65 per share. In addition, as of October 22, 2001, there were outstanding warrants to purchase 2,879,000 shares of Common Stock, with exercise prices ranging from $7.00 to $60.00 per share, with a weighted average exercise price of $24.98 per share. If the holders exercise a significant number of these securities at any one time, the market price of the Common Stock could fall and the value of the Common Stock held by other stockholders may be diluted. The holders of the options and warrants have the opportunity to profit if the market price for the Common Stock exceeds the exercise price of their respective securities, without assuming the risk of ownership. If the market price of the Common Stock does not rise above the exercise price of these securities, then they will probably not be exercised and may expire based on their respective expiration dates.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the last fiscal year, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From September 30, 2000 to September 30, 2001, our Common Stock price, per Nasdaq closing prices, has ranged from a high of $21.50 to a low of $6.00.

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

     In addition, our charter authorizes our Board of Directors to issue shares of undesignated preferred stock without stockholder approval on terms that the Board may determine. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect their rights and powers, including voting rights. Moreover, the issuance of preferred stock may make it more difficult or may discourage another party from acquiring voting control of us.

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


     Some of the risks and uncertainties of international governmental regulation include:

     * Foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries;
     * Our drug products may not qualify for the centralized review procedure or we may not be able to obtain a national market application that will be accepted by other EU member states;
     * Our devices must also meet the new Medical Device Directive effective in Europe in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a CE Mark authorized by a registered notified body of an EU member state prior to free sale in the EU; and
     * Registration and approval of a photodynamic therapy product in other countries, such as Japan, may include additional procedures and requirements, preclinical and clinical studies, and may require the assistance of native corporate partners.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID CHANGES IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES THAT COULD MAKE SOME OR ALL OF OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE. COMPETING PRODUCTS AND TECHNOLOGIES MAY MAKE SOME OR ALL OF OUR PROGRAMS OR POTENTIAL PRODUCTS NONCOMPETITIVE OR OBSOLETE.

     Our industry is subject to rapid, unpredictable and significant technological change. Competition is intense. Well-known pharmaceutical, biotechnology and chemical companies are developing and/or marketing well-established therapies for the treatment of AMD.
Doctors may prefer familiar methods that they are comfortable using rather than try our products. Many companies are also seeking to develop new products and technologies for medical conditions for which we are developing treatments. Our competitors may succeed in developing products that are safer or more effective than ours and in obtaining regulatory marketing approval of future products before we do. We anticipate that we will face increased competition as new companies enter our markets and as the scientific development of PhotoPoint PDT evolves.

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

     We cannot give any assurance that new drugs or future developments in photodynamic therapy or in other drug technologies will not have a material adverse effect on our business. Increased competition could result in:

     *    Price reductions;
     *    Lower levels of third-party reimbursements;
     *    Failure to achieve market acceptance; and
     *    Loss of market share.

     Any of the above could have an adverse effect on our business. Further, we cannot give any assurance that developments by our competitors or future competitors will not render our technology obsolete.

WE FACE INTENSE COMPETITION AND OUR FAILURE TO COMPETE EFFECTIVELY, PARTICULARLY AGAINST LARGER, MORE ESTABLISHED PHARMACEUTICAL COMPANIES, WILL CAUSE OUR BUSINESS TO SUFFER.

     Many of our competitors have substantially greater financial, technical and human resources than we do, and may also have substantially greater experience in developing products, conducting preclinical studies or clinical trials, obtaining regulatory approvals and manufacturing and marketing and distribution. Further, our competitive position could be materially adversely affected by the establishment of patent protection by our competitors. The existing competitors or other companies may succeed in developing technologies and products that are more safe, effective or affordable than those being developed by us or that would render our technology and products less competitive or obsolete.

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

     We are aware of various competitors involved in the photodynamic therapy sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. One company is QLT Inc., or QLT. We understand that QLT's drug Visudyne has received marketing approval in the United States and certain other countries for the treatment of AMD. QLT is therefore first to market in this disease area. We understand that at least two other photodynamic therapy drugs have received marketing approval in the United States - Photofrin(R) (Axcan Pharmaceuticals) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals / Berlex Laboratories) for the treatment of actinic keratoses, a dermatological condition. We are aware of other drugs and devices under development by these and other photodynamic therapy competitors, such as Pharmacyclics, in disease areas for which we are developing PhotoPoint PDT. These competitors may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

OUR INDUSTRY IS SUBJECT TO TECHNOLOGICAL UNCERTAINTY, WHICH MAY RENDER OUR PRODUCTS AND DEVELOPMENTS OBSOLETE AND OUR BUSINESS MAY SUFFER.

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

     We are a relatively smaller enterprise and are engaged in the research and development of novel therapeutic technologies, specifically photodynamic therapy. As a result, our resources are limited and we may experience technical challenges inherent in such novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic, diagnostic and imaging effects compared to our products. We are aware that one of our competitors in the market for photodynamic therapy drugs has received marketing approval of a product for certain uses in the United States and other countries. Our competitors may develop products that are safer, more effective or less costly than our products and, therefore, present a serious competitive threat to our product offerings.

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

     Our understanding of the market opportunities for our PhotoPoint PDT is derived from a variety of sources, and represents our best estimate of the overall market sizes presented in certain disease areas. The actual market size and market share which we may be able to obtain may vary substantially from our estimates, and is dependent upon a number of factors, including:

     * Competitive treatments or diagnostic tools, either existing or those that may arise in the future;
     *    Performance of our products and subsequent labeling claims; and
     *    Actual patient population at and beyond product launch.

OUR PRODUCTS ARE SUBJECT TO OTHER STATE AND FEDERAL LAWS, FUTURE LEGISLATION AND REGULATIONS SUBJECTING US TO COMPLIANCE ISSUES THAT COULD ADVERSELY AFFECT OUR PRODUCTS AND OUR BUSINESS.

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

OUR BUSINESS INVOLVES ENVIRONMENTAL LIABILITY THAT COULD ADVERSELY AFFECT OUR BUSINESS.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. Our operations are located in California. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have increased significantly over the past year. If wholesale prices continue to increase, our operating expenses will likely increase and this could substantially harm our business and results of operations.

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


                                      Miravant Medical Technologies




Date:    November 8, 2001              By: /s/   John M. Philpott
                                                 ----------------
                                                 John M. Philpott
                                                 Chief Financial Officer
                                                (on behalf of the Company and as
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer)