Form 10-K
period 2001-12-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2002-04-01
CIK 933745

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

                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ___ ]

     The approximate aggregate market value of voting stock held by non-affiliates as of March 15, 2002 based upon the last sale price of the Common Stock of $1.15 per share, as reported on the Nasdaq National Market, was approximately $16,566,361. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person, who has filed a Schedule 13D or 13G, is an affiliate.


     The number of shares of Common Stock outstanding as of March 15, 2002 was 18,876,508

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders scheduled to be held on June 26, 2002. A copy of the proxy statement may be obtained, when available, upon written request to the Corporate Secretary, Miravant Medical Technologies, 336 Bollay Drive, Santa Barbara, CA 93117.

                         MIRAVANT MEDICAL TECHNOLOGIES

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                     PART I

Item     1.    Business ...........................................................................................4
Item     2.    Properties .........................................................................................22
Item     3.    Legal Proceedings...................................................................................23
Item     4.    Submission of Matters to a Vote of Security-Holders.................................................23

                                     PART II

Item     5.    Market for Registrant's Common Equity and Related Stockholders Matters..............................24
Item     6.    Selected Consolidated Financial Data................................................................25
Item     7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............26
Item     7A.   Qualitative and Quantitative Disclosures About Market Risk..........................................55
Item     8.    Financial Statements and Supplementary Data.........................................................55
Item     9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................78

                                    PART III

Item     10.   Directors and Executive Officers of the Registrant .................................................79
Item     11.   Executive Compensation..............................................................................79
Item     12.   Security Ownership of Certain Beneficial Owners and Management......................................79
Item     13.   Certain Relationships and Related Transactions......................................................79

                                     PART IV

Item     14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................80


                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties and include statements regarding our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; the timing of the completion of our analysis of the clinical data from the SnET2 Phase III wet age related macular degeneration, or AMD, clinical trials, which Pharmacia Corporation, or Pharmacia, concluded had not met the primary efficacy endpoint; the assumption that we will continue as a going concern and stay listed on Nasdaq; our plans to collaborate with other parties; our ability to continue to retain employees under our current financial circumstances; our ability to use our light production and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including: a failure of our drugs and devices to receive regulatory approval; unanticipated complexity or difficulty in analyzing clinical trial data; other parties may decline to collaborate with us due to our financial condition or other reasons beyond our control; our existing light production and delivery technology may prove to be inapplicable or inappropriate for future studies; we may be unable to obtain the necessary funding to further our research and development activities and the government may change its past practices and exercise its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see "Risk Factors", included in Item 7, for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

ITEM 1.  BUSINESS

General

     We are a pharmaceutical research and development company developing light activated drugs and associated devices for a medical procedure called photodynamic therapy, or PDT. PDT is a minimally invasive medical procedure that uses drugs that are activated by light, or photoreactive drugs, to selectively destroy abnormal cells and blood vessels. We have branded our proprietary version of PDT as PhotoPoint(TM) PDT. PhotoPoint PDT integrates our drugs with our light producing and light delivery devices to achieve a photochemical effect on targeted diseased cells and blood vessels. While we currently have no drugs or devices that have received regulatory approval, we believe that PhotoPoint PDT is a platform technology that has the potential to be a safe and effective treatment for a number of diseases including those in ophthalmology, dermatology, cardiovascular disease and oncology.

     The status of our most significant development activities and company developments are as follows:

     * In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of age-related macular degeneration, or AMD, with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA. Based on Pharmacia's analysis of the AMD clinical data, we may not be able to proceed with our plans to seek regulatory approval of SnET2 as formerly planned. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We are currently conducting our own detailed analysis of the clinical data, including an analysis of the subset groups. We expect to complete our analysis by the end of the second quarter 2002 and, based on the results of our analysis, we will determine the future potential development of SnET2. In addition, we have terminated our license collaboration with Pharmacia, and we intend to seek a new collaborative partner for PhotoPoint PDT in ophthalmology;
     * We will require additional funding in the near term to support our ongoing development activities and operations past September 2002. Pharmacia has provided us with various forms of funding in recent years including equity investments and loans. With the termination of our license collaboration, Pharmacia will no longer loan us additional funds nor will they be required to make milestone payments or additional equity investments. We have taken steps to reduce our use of cash through a cost restructuring program implemented in January 2002, and are working to arrange funding through other sources but have not yet secured firm commitments. If we are unable to secure the necessary funding, we will be required to further curtail or entirely cease our operations;
     * The trading price of our Common Stock, the size of our market capitalization and the amount of our stockholders' equity and net tangible asset have caused us to fail to comply with certain continued listing standards of the Nasdaq National Market System, and we have been notified of the intent of Nasdaq to delist our shares. We have scheduled a hearing with Nasdaq on April 18, 2002 to consider our status as a listed company on Nasdaq. There is no assurance that Nasdaq will grant our request for continued listing after the hearing. If we are delisted, it will be more difficult for us to raise capital and our business may suffer as a result;
     * In July 2001, we completed a Phase I dermatology clinical trial and, in January 2002, commenced a Phase II dermatology clinical trial with a topical formulation of our photoreactive drug, MV9411, for potential use in the treatment of psoriasis;
     * We are conducting preclinical studies of new photoselective drugs and SnET2 for cardiovascular diseases, in particular for the prevention and treatment of restenosis. Restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive coronary artery disease. We are in the process of formulating a lead photoselective cardiovascular drug, MV0633, and performing the requisite studies to prepare for an Investigational New Drug application, or IND, in cardiovascular disease; and
     * In oncology, we are also conducting preclinical research of our photoselective therapy to destroy abnormal blood vessels in tumors. We are pursuing this tumor research with some of our new photoselective drugs and are also investigating combination therapies with PhotoPoint PDT and other types of compounds.

     Based on our ability to successfully obtain additional funding, our ability to successfully obtain new collaborative partners, our ability to pursue further development of SnET2 for AMD or other disease indications, the effectiveness of our cost restructuring program, our ability to stay listed on Nasdaq and various other economic and development factors, such as the cost of the programs, competing therapies and other marketing considerations, we may or may not be able to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

Background

     Photodynamic therapy is generally a minimally invasive medical procedure that uses photoselective, or light activated, drugs to treat disease. The technology involves three components: photoselective drugs, light producing devices and light delivery devices.

     Our photoselective drugs have the capability to transform light energy into chemical energy. This action is similar to that of chlorophyll in green plants.

     When administered to the body, photoselective drugs tend to preferentially accumulate in fast growing, or hyperproliferating cells. Specific diseases, such as cancer and psoriasis, are characterized by general cellular hyperproliferation while other diseases may also have certain hyperproliferative components. For example, certain ophthalmic diseases are caused by a proliferation of new blood vessels in the back of the eye and certain cardiovascular diseases are caused by a proliferation of scar tissue within the coronary arteries.

     Photoselective drugs are inactive until exposed to a dose of light of a specific wavelength. The dose of light represents the number of photons (light energy) delivered over time, and the wavelength corresponds to the color of the light. Since different drugs will respond to various doses and wavelengths of light, we have designed our drugs to respond to the particular wavelength of light that will best penetrate the biological environment of targeted diseased cells. When the drug and light interact within a cell, a type of reactive oxygen is produced that can lead to cell death. The extent of cell death may be controlled by varying the doses of drug and light and the relative timing of their administration. The result is a process that can potentially destroy problem cells and blood vessels with minimal damage to surrounding normal tissues and vessels.

     Low-power, non-thermal light can be used to activate photoselective drugs. As a result, there is little or no risk of thermal damage to surrounding tissue, as with traditional high-power thermal lasers. The light is typically generated by lasers, or for certain applications, non-coherent light sources, which have been specifically modified for use in photodynamic therapy. The light is often delivered from the light source to the patient via specially designed fiber optics. These fiber optic light delivery devices produce patterns of light for different disease applications and can be channeled into the body for internal applications.

Industry

     As early as 1900, scientists observed that certain compounds localized in tissues would elicit a response to light. Since the mid-1970s, various aspects of photodynamic therapy have been studied and established in humans. Photodynamic therapy is currently being studied by a variety of companies, physicians and researchers around the world for the treatment of a broad range of disease applications. We believe that early on the development of the industry had been hindered by various drawbacks, including inconsistent drug purity and performance and costly, difficult-to-maintain lasers and non-integrated drug and device development. We are addressing these issues as part of our business strategy and in our development programs. In the last few years the industry has shown some significant advancement through the approval of several photodynamic drugs by the regulatory agencies in the United States and abroad.

Business Strategy

     Our strategy is to apply PhotoPoint PDT as a primary treatment where appropriate or in combination with other therapies such as surgery, radiation, chemotherapy, drug therapy or other treatments under development to achieve superior clinical results. Although the potential applications for PhotoPoint PDT are numerous, our primary focus at this time is to develop PhotoPoint PDT for clinical use in the disease areas where there are large potential market opportunities and/or unmet medical needs. We believe that commercial success will depend upon safety and efficacy outcomes, regulatory approvals, competition, third-party reimbursements and other factors such as the manufacturing, marketing and distribution of our products. At this time, we intend to develop our business as a research and development company with limited manufacturing and marketing capabilities. For large scale manufacturing, marketing and distribution activities, we plan to have or seek strategic collaborations with pharmaceutical and medical device partners who already have significant and established capabilities in the therapeutic areas.

Technology and Products

     We are developing synthetic photoselective drugs together with software-controlled, portable light producing devices and fiber optic light delivery and measurement devices for the application of PhotoPoint PDT to a broad range of disease indications. We believe that by being an expert in both PhotoPoint drugs and devices, and by integrating the development of these technologies, we can produce easy-to-use PhotoPoint PDT systems that offer the potential for predictable and consistent results.

     Drug Technology. We hold exclusive license rights under certain United States and foreign patents to several classes of synthetic, photoselective compounds, subject to certain governmental rights, as described under the heading Patents and Proprietary Technology. From our classes of compounds, we have selected SnET2 as our leading drug candidate and have used SnET2 in the majority of our clinical trials to date. We have also used MV9411 in certain preclinical studies and clinical trials. We have regained control of the license rights to SnET2 from Pharmacia and are currently pursuing other potential collaborative partners that have expressed interest in these license rights. We are also developing other potential photoselective drugs for additional disease applications and future partnering opportunities.

         We believe that our synthetic photoselective drugs may provide the following benefits:

     * Predictable. The synthetic nature of our photoselective compounds permits us to design drugs with molecular structures and characteristics that may facilitate consistency in clinical treatment settings, as well as predictability in manufacturing and quality control;
     * Side effects. Treatments with our drug SnET2 to date have been generally well-tolerated, with a good safety profile for the target population and the primary side effect being a mild, transient skin photosensitivity in some patients; and
     * Versatile. We can synthesize drugs with specific characteristics, such as activation by a particular wavelength of light. This versatility provides us with the potential to design our drugs for particular disease conditions and to take advantage of semiconductor (diode) light technology.

     Light Producing Devices. We have synthesized our drugs to be activated by light produced by reliable and affordable light sources. Our light technologies include software-controlled microchip diodes, light emitting diode, or LED, arrays and non-thermal lasers and lamps. We have collaborated with Iridex Corporation, or Iridex, on the development of light producing devices for PhotoPoint PDT in ophthalmology and have co-developed a portable, solid-state diode light device, which was used in our clinical trials in ophthalmology.

     We believe that our diode devices offer advantages over laser technology historically used in photodynamic therapy. For example, our software-controlled designs offer reliability and built-in control and measuring features. In addition, our diode systems, which are about the size of a desktop computer, are smaller and more portable than traditional high-power thermal laser systems. We believe that our diode systems may offer light producing devices that will be more affordable and convenient than the laser systems historically used in photodynamic therapy.

     Light Delivery and Measurement Devices. We are developing and manufacturing light delivery and measurement devices, including a wide variety of fiber optic light delivery devices for use in PhotoPoint PDT. Many of these devices must be highly flexible and appropriate for endoscopic use and must be able to deliver unique patterns of uniform, diffuse light for different disease applications. Some of our products include microlenses that produce a tiny flashlight beam for discrete surface lesions, the Flex(R) cylinder diffuser which delivers light in a radial pattern along a flexible tip for sites such as the esophagus and spherical diffusers which emit a diffuse ball of light for sites such as the bladder or nasopharynx and endovascular catheters for use in cardiovascular applications. Some of our light delivery devices have been used in our clinical trials. We have also developed light measurement devices for PhotoPoint PDT including devices that detect wavelength and fluorescence to facilitate the measurement of light or drug uptake.

     Additionally, we have and we continue to develop with and without collaborators, a variety of light devices producing various wavelengths that we use in our current research projects and preclinical studies and that we expect to use in future clinical trials.

Targeted Diseases and Clinical Trials

     We believe that our PhotoPoint PDT technology has potential applications in a wide range of disease indications. We have selected, based upon regulatory, clinical and market considerations, a number of disease applications, discussed below, on which to focus. Our decision to proceed with preclinical studies or advance the drug or device development or to proceed to clinical trials in any application depends upon such factors as adequate funding, corporate partner commitment, the results of preclinical studies, governmental regulatory communications, competitive factors, various other economic considerations as well as our overall business strategy.

Ophthalmology

     We believe that PhotoPoint PDT has the potential to treat a variety of ophthalmic disorders, including conditions caused by neovascularization, such as AMD, as well as other ophthalmic conditions. Neovascularization in the eye is a condition in which new blood vessels grow abnormally under the surface of the retina or other parts of the eye. In AMD, these fragile vessels can hemorrhage, causing scarring and damage to the tissue which may lead to loss of vision. AMD is the leading cause of blindness in Americans over age 50. In collaboration with Pharmacia, in December 2001 we completed two Phase III ophthalmology clinical trials for the treatment of AMD with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. The primary efficacy endpoint is defined as the proportion of AMD patients treated with SnET2 losing a specified amount of vision at the end of two years compared to placebo patients. Patients with AMD experience a loss of vision as the disease progresses. The vision loss is measured with an eye chart from the Early Treatment Diabetic Retinopathy Study. Based on Pharmacia's analysis of the AMD clinical data, we may not be able to proceed with our plans to seek regulatory approval of SnET2 as formerly planned. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We are currently conducting our own detailed analysis of the clinical data, including an analysis of the subset groups. We expect to complete our analysis by the end of the second quarter 2002 and, based on the results of our analysis, we will determine the future potential development of SnET2. In addition, we have terminated our license collaboration with Pharmacia, and we intend to seek a new collaborative partner for PhotoPoint PDT in ophthalmology.

     We have also conducted preclinical studies for the treatment of other ophthalmic diseases such as corneal neovascularization, glaucoma and diabetic retinopathy. At this time we are not pursuing treatments for these diseases, as our current efforts are on AMD.

Cardiovascular Disease

     We are investigating the use of PhotoPoint PDT for the treatment of cardiovascular disease, including restenosis. Restenosis is the re-narrowing of arteries following balloon angioplasty due to cellular overgrowth which can lead to recurrence of severe symptoms and heart failure. A common procedure for widening a blocked coronary artery is balloon angioplasty followed by the placement of a stent. Preclinical studies with PhotoPoint PDT indicate that certain photoselective drugs may be preferentially retained in hyperproliferating cells in arterial walls and lipid-rich components of arterial plaques. Data from these preclinical studies suggest that PhotoPoint PDT may aid in the prevention and treatment of restenosis by inhibiting the aggressive overgrowth of cells that block arteries. We are conducting preclinical studies using SnET2, our new lead drug candidate MV0633, other drug candidates and light delivery devices and catheters for the prevention of restenosis, as well as early preclinical studies for other cardiovascular diseases such as vascular graft intimal hyperplasia and diffuse atherosclerosis.

Dermatology

     A number of dermatological, or skin, disorders have shown potential for treatment with PhotoPoint PDT. One of these is psoriasis, a non-cancerous, chronic and potentially debilitating skin disorder. We have developed a topical gel formulation of a new photosensitizer, MV9411, for psoriasis and other dermatological diseases. In July 2001, we completed a Phase I dermatology clinical trial and, in January 2002, commenced a Phase II dermatology clinical trial with MV9411 for potential use in the treatment of psoriasis. We are continuing to evaluate other dermatology indications and may advance to additional clinical trials based on the progress of the development of the topical photosensitizers, results of preclinical studies, results of the Phase II clinical trial for the treatment of psoriasis, communications with governmental regulatory agencies, potential market considerations and other factors.

Oncology

     Cancer is a large group of diseases characterized by uncontrolled growth and spread of hyperproliferating cells. The treatment of cancer is called oncology. In oncology, we continue to conduct preclinical research of our PhotoPoint PDT to destroy abnormal blood vessels in tumors. This research includes further exploration of the mechanism of action of PhotoPoint PDT at the cellular and tissue level, the effect of PhotoPoint PDT on tumor vasculature and evaluation of new photosensitizers in solid tumor models. The focus of our preclinical research is to evaluate the utility of PhotoPoint PDT as a stand-alone treatment, as an adjunct treatment to conventional therapies, or as a combination therapy with experimental or approved therapies. Currently, our research efforts focus on the use of PhotoPoint PDT in treating cancers such as those of the brain, breast, lung and prostate. During 2000, we completed a Phase I drug-only clinical trial using SnET2 in patients with localized prostate cancer. At this time, we have opted not to pursue further clinical trials using SnET2 in prostate cancer as a result of other market opportunities consistent with our business strategy. We have an existing oncology IND for SnET2, under which we may choose to submit protocols for clinical trials in oncology indications in the future.

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

Definitive Collaborative Agreements

Pharmacia Corporation

     In March 2002, we entered into a Contract Modification and Termination Agreement with Pharmacia under which we regained all of the rights and related data and assets for our lead drug candidate, SnET2, and restructured our outstanding debt due to Pharmacia. In addition, the majority of our previous agreements with Pharmacia were either terminated or modified as follows:

Terminated Agreements:

     Under the terms of the Contract Modification and Termination Agreement, the following agreements and side letters between Miravant and Pharmacia have been terminated:

     * Amended and Restated Ophthalmology Development and License Agreement dated as of February 18, 1999;
     * Restated and Amended Development and License Agreement dated June 8, 1998, for the fields of oncology and urology;
     * SnET2 Device Supply Agreement dated July 1, 1995, which related to the supply of light producing and light delivery devices;
     * Product Supply Agreement dated July 1, 1995, which related to the drug supply of SnET2 drug supply agreement;
     * SnET2 Device Supply Agreement for Ophthalmology dated December 20, 1996, which related to the supply of Iridex laser devices;
     * Cardiovascular SnET2 Right of First Negotiation Side Letter dated January 15, 1999;
     *    Ophthalmology Side Letter dated as of May 24, 2000;
     *    Iridex Side Letter dated May 31, 2000;
     * Manufacturing Facility Asset Purchase Agreement dated as of May 24, 2001, which provided for the following:
          * Pharmacia agreed to buy our existing SnET2 bulk active pharmaceutical ingredient, or bulk API, inventory at cost for $2.2 million. As of June 30, 2001, the entire $2.2 million of the existing bulk API inventory had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account;
          * Pharmacia committed, through two other purchase orders, to buy up to an additional $2.8 million of the bulk API which would be manufactured by us. As of December 31, 2001, we had sold $2.1 million of newly manufactured bulk API inventory, which had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account. Additionally, in March 2002, Pharmacia made their final purchase of newly manufactured bulk API of approximately $450,000 which will be paid directly to us. No further bulk API will be sold to Pharmacia;
          * Pharmacia agreed to purchase the manufacturing equipment necessary to produce bulk API. The manufacturing equipment was purchased for $863,000, its fair market value as appraised by an independent appraisal firm. The payment for the purchase of the equipment was made into an equipment escrow account to be released in June 2001;
          * The interest earned by the inventory and equipment escrow accounts accrued to us and will be released from each escrow account. All amounts received into escrow are recorded as accounts receivable until the amounts are released;
          * In January 2002, the inventory escrow account as well as accrued interest was released us in full; and
          * In connection with the Contract Modification and Termination Agreement, Pharmacia has transferred ownership of all of the bulk API inventory and bulk API manufacturing equipment back to us and has released the equipment escrow funds in March 2002.
     * Site Access License Agreement dated as of May 31, 2001, which provided us access to the bulk API manufacturing facility; and
     * Sublease Assignment Agreement dated as of May 24, 2001, which transferred the bulk API manufacturing facility lease responsibility to Pharmacia.

     With the termination of each of the above noted agreements, all ownership of the rights, data and assets related to SnET2 and the Phase III AMD clinical trials will revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license rights to SnET2. The assets, which we received ownership rights to, include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the finished dose formulation, or FDF, inventory. Pharmacia will no longer be required to make additional milestone payments or equity investments. As described below, Pharmacia will also not extend us additional credit.

     With the termination of the Sublease Assignment Agreement, we will reassume the lease obligations and related property taxes for our bulk API manufacturing facility. The lease agreement expires in October 2006 and currently has a base rent of approximately $26,000 per month. In addition to receiving ownership of all of the bulk API inventory sold to Pharmacia in 2001, we will also receive a payment of approximately $450,000 for the cost of the in-process and finished bulk API inventory manufactured through January 23, 2002 and will maintain the ownership to the bulk API inventory.

Modified Agreements:

     The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement. The outstanding debt that we owed to Pharmacia of approximately $26.8 million, was reduced to $10.0 million plus accrued interest. We will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% at March 5, 2002. In exchange for these modifications and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for SnET2 PhotoPoint PDT for AMD and the clinical data from the Phase III AMD clinical trials did not meet certain clinical statistical standards, as defined by the clinical trial protocol, as such, we will not have available to us an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement. In addition, the early repayment provisions and many of the covenants were eliminated or modified.

Agreements Not Affected:

     Aside from the changes made under the Contract Modification and Termination Agreement, there were no changes made to the Warrant Agreement, the Equity Investment Agreement and the Registration Rights Agreement with Pharmacia.

     In connection with the 2001 Credit Agreement, we granted Pharmacia warrants to purchase a total of 360,000 shares of our Common Stock. The exercise prices and expiration dates are as follows: 120,000 shares at an exercise price of $11.87 per share expiring May 5, 2004, 120,000 shares at an exercise price of $14.83 per share expiring November 12, 2004 and 120,000 shares at an exercise price of $20.62 per share expiring May 23, 2005. Pharmacia will retain all of its rights under the terms and conditions of the Warrant Agreement.

     In February 1999, through an Equity Investment Agreement, Pharmacia purchased 1,136,533 shares of our Common Stock at $16.71 per share for an aggregate purchase price of $19.0 million. Additionally, in connection with the original SnET2 license agreement in 1995, Pharmacia purchased 725,001 shares of our Common Stock for $13.0 million. Under the terms of the Contract Modification and Termination Agreement, Pharmacia will retain all of the shares of Common Stock purchased from us.

Iridex Corporation

     In May 1996, we entered into a co-development and distribution agreement with Iridex, a leading provider of semiconductor-based laser systems to treat eye diseases. The agreement generally provides:

          * Miravant with the exclusive right to co-develop, with Iridex, light producing devices for use in photodynamic therapy in the field of ophthalmology;
          * We will conduct clinical trials and make regulatory submissions with respect to all co-developed devices and Iridex will manufacture all devices for these trials, with costs shared as set forth in the agreement; and
          * Iridex will have an exclusive, worldwide license to make, distribute and sell all co-developed devices, on which it will pay us royalties.

     The agreement remains in effect, subject to earlier termination in certain circumstances, until ten years after the date of the first FDA approval of any co-developed device for commercial sale, subject to certain renewal rights. The light producing device used in AMD clinical trials was co-developed with Iris Medical Instruments Inc., a subsidiary of Iridex, under this agreement, and any commercialization of this device is governed in part by this agreement.

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

     The agreement further provides that we pay Toledo royalties on the revenues we receive from the sales or sublicenses of product covered by this agreement. To date, no royalties have been paid or accrued since no drug or related product has been sold. Under the agreement, we are required to satisfy certain development and commercialization objectives once an NDA has received approval. This agreement terminates upon the expiration or non-renewal of the last patent which may issue under this agreement, currently 2013. By the terms of the agreement, the license extends upon issuance of any new Toledo patents. We do not have contractual indemnification rights against Toledo under the agreement. Some of the research relating to the compounds covered by the License Agreement, including SnET2, has been or is being funded in part by certain governmental grants under which the United States Government has or will have certain rights in the technology developed, including the right under certain circumstances to a non-exclusive license or to require Miravant to grant an exclusive license to a third party. For a description of governmental rights see Patents and Proprietary Technology.

Fresenius AG

     In August 1994, we entered into a supply contract with Pharmacia to develop an emulsion formulation suitable for intravenous administration of SnET2 to be used as the FDF. Effective November 30, 1998, Pharmacia's rights and obligations under the Formulation Agreement were assigned to Fresenius Kabi LLC, a subsidiary of Fresenius AG, or Fresenius, as part of an Asset Transfer Agreement between Pharmacia and Fresenius. The operating terms of the Formulation Agreement were not changed as part of the assignment and the terms are as follows:

          * They agreed to be our exclusive supplier of such emulsion products;
          * They agreed to manufacture and supply all of our worldwide requirements of FDF; and
          * They agreed not to develop or supply formulations or services for use in any photodynamic therapy applications for any other company.

     This agreement was not impacted as a result of the Pharmacia Contract Modification and Termination Agreement and this agreement will continue indefinitely except that it may be terminated ten years after the first commercial sale of SnET2.

Ramus Medical Technologies

     In December 1996, our wholly owned subsidiary, Miravant Cardiovascular, Inc., entered into a co-development agreement with Ramus Medical Technologies, or Ramus, an innovator in the development of autologous tissue stent-grafts for vascular bypass surgeries. Generally the agreement provides us with the exclusive rights to co-develop our photodynamic therapy technology with Ramus' proprietary technology in the development of autologous vascular grafts for coronary arteries and other vessels. Ramus shall provide, at no cost to us, products for use in preclinical studies and clinical trials with all other preclinical and clinical costs to be paid by us. The agreement remains in effect until the later of ten years after the date of the first FDA approval of any co-developed device for commercial sale, or the life of any patent issued on a co-developed device, subject to certain renewal rights. Currently, there are no co-development activities and Ramus activities are at a minimum until they raise funding to continue operations. We do provide various services to them on an as needed basis, which have been insignificant to date, and we have deferred Ramus' sublease rent payments until sometime in the future.

     In conjunction with the co-development agreement, we purchased a $2.0 million equity interest in Ramus, and obtained an option to acquire the remaining shares of Ramus. We have declined to exercise this option and the option period has now expired. Further, we have first refusal rights and pre-emptive rights for any issuance of new securities, whether debt or equity, made by Ramus. Additionally, we entered into a revolving credit agreement with Ramus, which provided Ramus with the ability to borrow up to $2.0 million. As of December 31, 2001, the entire $2.0 million has been fully utilized, and we have reserved for the entire outstanding balance of principal and accrued interest. The revolving credit agreement, which was due in full in March 2000, has been subsequently extended indefinitely.

Xillix Technologies Corp.

     In June 1998, we purchased an equity interest in Xillix Technologies Corp., or Xillix. We received 2,691,904 shares of Xillix common stock in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock. In conjunction with the investment, we also entered into an exclusive strategic alliance agreement with Xillix to co-develop proprietary systems incorporating PhotoPoint PDT and Xillix's fluorescence imaging technology for diagnosing and treating early stage cancer and pre-malignant tissues. The agreement provides that both companies will own co-developed products and will share the research and development costs associated with the development program. Xillix will receive drug royalty payments from us based on the sale of our drugs used in conjunction with the co-developed technology. Currently, there are no active collaborative projects.

     Additionally, during 2000, we determined the decline in the value of our investment in Xillix was other-than-temporary. We recognized a loss totaling $3.5 million to adjust our investment in Xillix to its estimated current fair value based on the average closing prices over a 120 day period. This loss is included in "Non-cash loss in investment" in the accompanying consolidated statements of operations, stockholders' equity and cash flows. As of December 31, 2001, we still hold the 2,691,904 shares of Xillix common stock received in our original investment transaction. The new cost basis in the investment is $991,000, and this investment will continue to be classified as an available-for-sale investment recorded at fair value with any resulting unrealized gains or losses included in "Accumulated other comprehensive loss" in the consolidated balance sheet and statement of stockholders' equity.

Laserscope

     In April 1992, we entered into a seven-year license and distribution agreement with Laserscope, a surgical laser company. This agreement terminated in April 1999 and Laserscope made a final royalty settlement with us in 2001. Laserscope now holds a fully paid-up, non-exclusive license to use in its products dye laser technology that we developed.

Research and Development Programs

     Our research and development programs are devoted to the discovery and development of drugs and devices for PhotoPoint PDT. These research activities are conducted in-house in our pharmaceutical and engineering laboratories or elsewhere in collaboration with medical or other research institutions or with other companies. We have expended, and expect to continue to spend, substantial funds on our research and development programs. We expended $13.3 million, $19.9 million and $29.7 million on research and development activities during 2001, 2000 and 1999, respectively.

     Our pharmaceutical research programs are focused on the ongoing evaluation of our proprietary compounds for different disease applications. Among our outside or extramural research, we are conducting preclinical studies at various academic and medical research institutions in the United States and abroad. We are also active in the research and development of devices for PhotoPoint PDT. These programs include development of fiber optic light delivery devices, as well as light sources. Device research and development are presently conducted either in-house or in collaboration with partners.

     We have pursued and been awarded various government grants and contracts. These grants have been sponsored by the National Institutes of Health and/or the Small Business Innovative Research Administration, which complement our research efforts and facilitate new development.

Manufacturing

     Our strategy is generally to retain manufacturing rights and maintain pilot manufacturing capabilities and, where appropriate due to financial and production constraints, to partner with leading pharmaceutical and medical device companies for certain elements of our manufacturing processes. We are licensed by the State of California to manufacture bulk API at our Santa Barbara, California facility for clinical trial and other use. We currently manufacture bulk API, the process up to the final formulation and packaging step, and have the ability to manufacture light producing devices and light delivery devices and conduct other production and testing activities, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug, light producing and light delivery products and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities, especially large scale levels. Although most of our materials and components are available from various sources, we are dependent on certain suppliers for key materials or services used in our drug and light producing and light delivery device development and production operations. One supplier is Fresenius, which processes our SnET2 drug substance into a sterile injectable formulation and packages it in vials for distribution. We expect to continue to develop new drugs and new drug formulations both in-house and using external suppliers, which may or may not have similar dependencies on suppliers. Another supplier is Iridex, which provided the light producing devices used in our AMD clinical trials and can be used for future commercial use in ophthalmology. As previously discussed, we recently regained ownership of bulk API and FDF and lasers from Pharmacia. Based on the quantities received, we are not expected to need additional bulk API, FDF, or lasers in the near term. Currently the expiration date of FDF is thirty months from the date it was manufactured.

     Prior to our being able to supply drugs or devices for commercial use, our manufacturing facilities, as well as the Iridex and Fresenius manufacturing facilities, must comply with Good Manufacturing Practices, or GMPs, with which we are currently in compliance. Prior to commercial sales of our drug and device products, which may not be attained, these facilities will have to be approved by the FDA. We, along with our suppliers, are able to manufacture our drug and device products for clinical trial use and commercial use, pending final FDA approval. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements.

     In February 1997, we received registration to ISO 9001 and EN 46001 signifying compliance to the International Standards Organization quality systems requirements for design, manufacture and distribution of medical devices. We chose to discontinue ISO 9001 registration as part of a cost savings program, as it was unlikely to be used in the near future.

Marketing, Sales and Distribution

     Our strategy is to partner with leading pharmaceutical and medical device companies for the marketing, sales and distribution of our products. In March 2002, we terminated our license agreement with Pharmacia and received back the worldwide license rights to SnET2 and at this time we are currently pursuing a new collaborative partner to market and sell our leading drug candidate SnET2 as well as other potential compounds. We have granted to Iridex the worldwide license to market and sell all co-developed light producing devices for use in PhotoPoint PDT in the field of ophthalmology.

     Where appropriate, we intend to seek additional arrangements with collaborative partners, selected for experience in disease applications or markets, to act as our marketing and sales arm and to establish distribution channels for our drugs and devices. We may also distribute our products directly or through independent distributors.

Customers and Backlog

     We currently have no drug or device that has been approved for commercialization by applicable regulatory bodies. As a result, we currently have no customers or backlog. We have derived revenue in the past from sales of compounds to our collaborative partner and have received governmental research grants. We have also received limited royalty income from Laserscope for the license of our dye laser technology.

Patents and Proprietary Technology

     We pursue a policy of seeking patent protection for our technology both in the United States and in selected countries abroad. We plan to prosecute, assert and defend our patent rights when appropriate. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. The following is a summary of our current patents:

          * Record owner of thirty-four issued United States patents, primarily device, expiring 2010 through 2019;
          * Record owner of six issued foreign patents, primarily device, expiring 2012 through 2014;
          *    Exclusive  license  rights under  eighteen  issued  United States patents, primarily pharmaceutical, expiring 2006 through 2017;
          *    Exclusive  license  rights  under five  issued  foreign  patents, expiring 2006 through 2017;
          * Co-owner or licensee of four additional issued patents, expiring 2015 through 2017; and
          * Holder of a number of United States and related foreign patent applications filed and pending, relating to photoselective compounds, light devices and methods.

     We obtained many of our photoselective compound patent rights, including rights to SnET2, through an exclusive license agreement with Toledo. Certain of the foregoing patents and applications are subject to certain governmental rights described below.

     The patent positions of pharmaceutical and biotechnology companies, including ours, can be uncertain and involve complex legal, scientific, and factual questions. There can be no assurance that our patents or licensed patents will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, our patents or licensed patents could be held invalid or unenforceable by a court, or infringed or circumvented by others, or others could obtain patents that the we would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating molecules, compounds, or processes competitive with ours.

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

     Drug Products. The FDA generally requires the following steps before a new drug product may be marketed in the United States:

          *    Preclinical studies (laboratory and animal tests);
          * The submission to the FDA of an application for an IND exemption, which must become effective before human clinical trials may commence;
          * Adequate and well-conducted clinical trials to establish safety and efficacy of the drug for its intended use; and
          * The submission to the FDA of an NDA; and review and approval of the NDA by the FDA before any commercial sale or shipment of the drug.

     In addition to obtaining FDA approval for each new drug product, each drug manufacturing establishment must be registered with the FDA. Manufacturing establishments, both domestic and foreign, are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies and must comply with the FDA's current Good Manufacturing Practices, or GMP, regulations. The FDA will not approve an NDA until a pre-approval inspection of the manufacturing facilities confirms that the drug is produced in accordance with current drug GMPs. In addition, drug manufacturing establishments in California must also be licensed by the State of California and must comply with manufacturing, environmental and other regulations promulgated and enforced by the California Department of Health Services. Our manufacturing facility for bulk API is licensed by the State of California to produce bulk API for clinical trial and other use.

     Preclinical studies include laboratory evaluation of product chemistry, conducted under Good Laboratory Practices, or GLP, regulations, and animal studies to assess the potential safety and efficacy of the drug and its formulation. The results of the preclinical studies are submitted to the FDA as part of the IND. Unless the FDA asks for additional information, additional review time, or otherwise objects to the IND, the IND becomes effective thirty days following its receipt by the FDA.

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

     If separate applications for approval are required in the future for PhotoPoint PDT devices, it may be necessary for us to submit a PMA or a 510(k) to the FDA for our PhotoPoint PDT devices. Submission of a PMA would include the same clinical trials submitted under the IND to show the safety and efficacy of the device for its intended use in the combination product. A 510(k)
notification would include information and data to show that our device is substantially equivalent to previously marketed devices. There can be no assurance as to the exact form of the premarket approval submission required by the FDA or post-marketing controls for our PhotoPoint PDT devices.

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

Competition

     The pharmaceutical and medical device industries are characterized by extensive worldwide research and development efforts and rapid technological change. Competition from other domestic and foreign pharmaceutical or medical device companies and research and academic institutions in the areas of product development, product and technology acquisition, manufacturing and marketing is intense and is expected to increase. These competitors may succeed in obtaining approval from the FDA or other regulatory agencies for their products more rapidly than us. Competitors have also developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products.

     We are aware that other companies are marketing or developing certain products to prevent, diagnose or treat diseases for which we are developing PhotoPoint PDT. These products, as well as others of which we may not be aware, may adversely affect the existing or future market for our products. Competitive products may include, but are not limited to, drugs such as those designed to inhibit angiogenesis or otherwise target new blood vessels, certain medical devices, such as drug-eluting stents and other photodynamic therapy treatments.

     We are aware of various competitors involved in the photodynamic therapy sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sector include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharmaceuticals and Pharmacyclics. QLT's drug Visudyne has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Axcan and DUSA have photodynamic therapy drugs, both of which have received marketing approval in the United States - Photofrin(R) (Axcan Pharmaceuticals) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals / Berlex Laboratories) for the treatment of actinic keratoses, a dermatological condition. Pharmacyclics has a photodynamic therapy drug that has not received marketing approval, which is being used in certain preclinical studies and/or clinical trials for ophthalmology, oncology and cardiovascular indications. We are aware of other drugs and devices under development by these and other photodynamic therapy competitors in additional disease areas for which we are developing PhotoPoint PDT. These competitors as well as others that we are not aware of, may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

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

Employees

     As of March 15, 2002, we employed 113 individuals, approximately 68 of which were engaged in research and development, 9 were engaged in manufacturing and clinical activities and 36 in general and administrative activities. We believe that our relationship with our employees is good and none of the employees are represented by a labor union.

     In connection with our January 2002 cost restructuring program, we temporarily reduced each employees salary by 20%. In connection with the cost restructuring program, a separation package was offered to all employees who did not want to continue at Miravant at the reduced pay structure and approximately 10% of our employees accepted the separation package. As of April 8, 2002, we will reinstate salaries back to 100% for all remaining employees.

     Our future success also depends on our continuing ability to attract, train and retain highly qualified scientific and technical personnel. Competition for these personnel is intense, particularly in Santa Barbara where we are headquartered. Due to the limited number of people available with the necessary scientific and technical skills and our current challenging financial situation, we can give no assurance that we can retain or attract key personnel in the future. We have not experienced any work stoppages and consider our relations with our employees to be good, given these financial circumstances.

                               EXECUTIVE OFFICERS

     The names, ages and certain additional information of the current executive officers of the Company are as follows:

                  Name                      Age                 Position

         Gary S. Kledzik, Ph.D.             52       Chairman of the Board and
                                                     Chief Executive Officer

         David E. Mai                       57       President  of  Miravant
                                                     Medical  Technologies,
                                                     Miravant  Systems,   Inc.,
                                                     Miravant Pharmaceuticals,
                                                     Inc. and Director

         John M. Philpott                   41       Chief Financial Officer and
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

ITEM 2.  PROPERTIES

     We have entered into four leases for approximately 101,100 square feet of office, laboratory and potential manufacturing space in Santa Barbara, California, of which approximately 31,300 square feet has been subleased and approximately 15,100 square feet will be terminated effective April 2002.

     The first lease for approximately 18,900 square feet of space was entered into in 1992 and the base rent, which is adjusted annually based on increases in the consumer price index, is approximately $26,000 per month. This lease was extended in May 2001 and expires in October 2006. The leased property is located in a business park and is subject to a master lease agreement. The facility is equipped and licensed by the State of California to allow certain laboratory testing and manufacturing. We manufacture and distribute the bulk API from this facility. In May 2001, we entered into an Asset Purchase Agreement whereby Pharmacia agreed to assume the lease obligations and related property taxes for this building through December 31, 2003. Subsequently, in March 2002, we entered into a Contract Modification and Termination Agreement with Pharmacia under which we have agreed to reassume the lease obligations for this building for the remainder of the lease term.

     In the second half of 1996, we entered into two additional leases for approximately 54,800 square feet of office, laboratory and manufacturing space. One of the leases, covering approximately 15,100 square feet of office space and having a base rent of approximately $20,000 per month, will be terminated in April 2002. The second lease, which covers approximately 39,700 square feet of office, laboratory and manufacturing space, provides for rent to be adjusted annually based on increases in the consumer price index and the base rent is approximately $51,000 per month. The lease was extended in March 1999 and expires in August 2002. An extension is currently being negotiated. The leased property is located in a business park. We have the ability to manufacture our light producing and light delivery devices and perform research and development of drugs, light delivery and light producing devices from this facility.

     In July 1998, we entered into a fourth lease agreement for approximately 27,400 square feet of primarily office space. The base rent for this lease is approximately $37,000 per month. The lease expires in October 2003 and provides for rent to be adjusted annually based on increases in the consumer price index. The lease also allows us the ability to sublet the property, which we did in December 1999. The sublease agreements expire in October 2003, with rent based upon the percentage of square footage occupied. Rental income, which is approximately $35,000 per month, is also subject to increases based upon the consumer price index. The leased property is located in a business park and is subject to a master lease agreement.

     For the two facilities that we will likely continue to occupy, we may incur additional costs for the construction of the manufacturing, laboratory and office space associated with these facilities and we may at any time determine to sublease additional space for areas that are not being fully utilized.

     During 1997, we entered into a letter of intent with a local developer to have a facility constructed to house our operations for the foreseeable future. In January 2002, we canceled the letter of intent with the developer. We did not incur any material costs under this letter of intent or its subsequent cancellation.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently party to any material litigation or proceeding and are not aware of any material litigation or proceeding threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our Common Stock is traded on the Nasdaq National Market under the symbol MRVT. The following table sets forth high and low bid prices per share of Common Stock as reported on the Nasdaq National Market based on published financial sources. The closing bid price of our Common Stock as reported on the Nasdaq National Market on March 25, 2002 was $1.08.


                                                               High        Low
2001:
   Fourth quarter............................................$ 10.20     $ 6.32
   Third  quarter............................................  12.08       5.00
   Second quarter............................................  12.70       6.00
   First quarter.............................................   9.69       6.25

2000:
   Fourth quarter............................................$ 21.75     $ 9.00
   Third  quarter............................................  25.94      16.75
   Second quarter............................................  23.25      10.00
   First quarter.............................................  29.63       9.31

     As of March 15, 2002, there were approximately 261 stockholders of record of the Common Stock, which does not include "street accounts" of securities brokers. Based on the number of proxies requested by brokers in connection with our annual meeting of stockholders, we estimate that the total number of stockholders of the Common Stock exceeds 5,000.

     We have never paid dividends, cash or otherwise, on our capital stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth and development of our business.

     We were provided with a Nasdaq Staff Determination notice dated March 4, 2002 that informed us that we did not meet the market value of publicly held shares requirement (minimum common stock market capitalization of $50,000,000) for continued listing on the Nasdaq National Market as set forth in Marketplace Rule 4450(b)(1)(A). We were also told that we do not comply with the minimum bid price continued inclusion requirement set forth in Marketplace Rule 4450(b)(4). These listing requirements include maintaining stockholders' equity of $10.0 million or net tangible assets of $4.0 million, and a $1.00 minimum bid price; or alternatively, a common stock market capitalization of at least $50.0 million and a minimum bid price of $3.00. Alternatively, The Nasdaq Small Cap Market requires at least a $35.0 million common stock market capitalization, with a $1.00 minimum bid price. Our securities are therefore subject to delisting from the Nasdaq National Market. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination notice. We have requested a hearing with Nasdaq to discuss our listing status, and the stock will remain listed on the Nasdaq until at least the date of the hearing, which is scheduled for April 18, 2002. There can be no assurance the Panel will grant our request for continued listing after the hearing.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     In the table below, we provide you with summary historical financial data of Miravant Medical Technologies. We have prepared this information using the consolidated financial statements of Miravant for the five years ended December 31, 2001. The consolidated financial statements for the five fiscal years ended December 31, 2001 have been audited by Ernst & Young LLP, independent auditors.

     When you read this summary of historical financial data, it is important that you read along with it the historical financial statements and related notes in our annual and quarterly reports filed with the SEC, as well as the section of our annual and quarterly reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                  Year Ended December 31,
                                    ----------------------------------------------------------------------------------
                                          2001             2000             1999            1998             1997
                                    ---------------  --------------- ---------------  ---------------  ---------------
                                                             (in thousands, except share and per share data)
Statement of Operations Data:
Revenues .........................   $      4,683      $     4,593     $    14,577    $      10,179     $      2,278
Costs and expenses:
   Cost of goods sold.............            934               --              --               --               --
   Research and development.......         13,318           19,944          29,749           29,233           20,244
   Selling, general and
     administrative...............          6,078            6,273           7,473            9,626           13,716
   Loss in affiliate..............             --              --              417            2,929            1,105
                                    ---------------  --------------- ---------------  ---------------  ---------------
Total costs and expenses..........         20,330           26,217          37,639           41,788           35,065
                                    ---------------  --------------- ---------------  ---------------  ---------------
Loss from operations..............        (15,647)         (21,624)        (23,062)         (31,609)         (32,787)
Interest and other income (expense)
   Interest and other income......            798            1,370           1,240            3,546            2,584
   Interest expense...............         (2,139)          (2,254)           (434)              (1)              (6)
   Gain on sale of assets.........            586               --              --               --               --
   Non-cash loss in investment (3)             --           (3,485)             --               --               --
                                    ---------------  --------------- ---------------  ---------------  ---------------
Total net interest and other
   income (expense)...............           (755)         (4,369)             806           3,545             2,578
                                    ---------------  --------------- ---------------  ---------------  ---------------
Net loss..........................   $    (16,402)    $    (25,993)    $   (22,256)    $   (28,064)     $    (30,209)
                                    ===============  =============== ===============  ===============  ===============
Net loss per share (1) ...........   $       (.88)    $      (1.42)    $     (1.25)    $     (1.94)     $      (2.36)
                                    ===============  =============== ===============  ===============  ===============
Shares used in computing net
   loss per share (1) ............     18,647,071       18,294,525       17,768,670      14,464,044       12,791,044
                                    ===============  =============== ===============  ===============  ===============



                                                                        December 31,
                                    ----------------------------------------------------------------------------------
                                          2001             2000             1999            1998             1997
                                    ---------------  ----------------    -------------   --------------   ------------
                                                                       (in thousands)
Balance Sheet Data:
Cash and marketable securities (2)   $      6,112     $     20,835     $    22,789     $     11,284     $     83,462
Working capital...................          9,240           19,431          24,933           11,134           80,734
Total assets......................         16,165           28,027          35,823           23,810           93,031
Long-term liabilities ............         26,642           24,888          15,506               --               --
Accumulated deficit...............       (173,569)        (157,167)       (131,174)        (108,918)         (80,854)
Total stockholders' equity
(deficit).........................        (13,798)            (164)         15,597           19,686           87,698


(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(2) See Notes 2 and 3 of Notes to Consolidated Financial Statements for information concerning the changes in cash and marketable securities.
(3) See Note 10 of Notes to Consolidated Financial Statements for information regarding the non-cash loss in investment.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     This section of the Annual Report on Form 10-K contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties and include statements regarding our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; the timing of the completion of our analysis of the clinical data from the SnET2 Phase III wet age related macular degeneration, or AMD, clinical trials, which Pharmacia Corporation, or Pharmacia, concluded had not met the primary efficacy endpoint; the assumption that we will continue as a going concern and stay listed on Nasdaq; our plans to collaborate with other parties; our ability to continue to retain employees under our current financial circumstances; our ability to use our light production and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including: a failure of our drugs and devices to receive regulatory approval; unanticipated complexity or difficulty in analyzing clinical trial data; other parties may decline to collaborate with us due to our financial condition or other reasons beyond our control; our existing light production and delivery technology may prove to be inapplicable or inappropriate for future studies; we may be unable to obtain the necessary funding to further our research and development activities and the government may change its past practices and exercise its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see "Risk Factors", for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM) PDT, our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $173.6 million as of December 31, 2001. As we currently do not have any significant sources of revenues, we expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. We also expect these operating losses to fluctuate due to our ability to fund the research and development programs as well as the operating expenses of the Company. We believe with the implementation of our cost restructuring program in January 2002, we have sufficient resources to fund the current required expenditures through September 30, 2002. In addition, we also believe we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and equity or debt financings prior to September 30, 2002. However, there can be no assurance that we will be successful in obtaining such financing or financing will be available on favorable terms. If additional funding is not available when required, we believe we have the ability to conserve cash required for operations through December 31, 2002 by the delay or reduction in scope of one or more of our research and development projects and adjusting, deferring or reducing salaries of employees and by reducing operating and overhead expenditures to conserve cash to be used in operations.

     Our historical revenues primarily reflect income earned from licensing agreements, grants awarded, royalties from device product sales, milestone payments, non-commercial drug sales to Pharmacia and interest income. During 2001, we sold approximately $4.3 million of the SnET2 bulk active pharmaceutical ingredient, or bulk API, to Pharmacia to be used in preclinical studies and clinical trials and in anticipation of a potential New Drug Application, or NDA, filing for SnET2 for the treatment of wet age-related macular degeneration, or AMD.

     Our future bulk API sales are expected to consist of the approximately $450,000 in reimbursements that we are to receive from Pharmacia for bulk API costs incurred by us through January 2002. Any other future potential new revenues such as license income from new collaborative agreements, revenues from contracted services, grants awarded and/or royalties from potential drug and device sales, if any, will depend on, among other factors, the timing and outcome of applications for regulatory approvals, the results from our ongoing preclinical studies and clinical trials, our ability to establish new collaborative partnerships and their subsequent level of participation in our preclinical studies and clinical trials, our ability to have any of our potential drug and related device products successfully manufactured, marketed and distributed, the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our future products. We anticipate our operating activities will result in substantial, and possibly increasing, operating losses for the next several years.

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of AMD with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the U.S. Food and Drug Administration, or FDA. Based on Pharmacia's analysis of the AMD clinical data, we may not be able to proceed with our plans to seek regulatory approval of SnET2 as formerly planned. In March 2002, we entered into a Contract Modification and Termination Agreement with Pharmacia, whereby we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials and restructured our outstanding debt with them. We are currently conducting our own detailed analysis of the clinical data, including an analysis of the subset groups. We expect to complete our analysis by the end of the second quarter 2002 and, based on the results of our analysis, we will determine the future potential development of SnET2, including the potential use of SnET2 in other disease indications, such as in cardiovascular disease and oncology. In addition, we have terminated our license collaboration with Pharmacia, and we intend to seek a new collaborative partner for PhotoPoint PDT in ophthalmology.

     In ophthalmology, besides the possible use of SnET2 in other eye diseases and another AMD clinical trial, or in combination with other therapies, we are continuing the development of next generation drug compounds for use in the same eye disease areas.

     In our dermatology program, we have developed a topical gel formulation to deliver a proprietary new photoreactive drug directly to the skin. In July 2001, we completed a Phase I dermatology clinical trial and, in January 2002, we commenced a Phase II clinical trial with a topical formulation of our photoreactive drug, MV9411, for potential use in the treatment of plaque psoriasis, a chronic dermatological condition for which there is no known cure. Plaque psoriasis is a disease marked by hyperproliferation of the epidermis, resulting in inflamed and scaly skin plaques. The Phase II clinical trial is currently ongoing and we expect to complete the trial by the end of 2002.

     We are also conducting preclinical studies of SnET2 and new photoselective drugs for cardiovascular diseases, in particular for the prevention and treatment of restenosis. Restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive coronary artery disease. We are in the process of formulating a new lead drug, MV0633, and performing the requisite studies to prepare for an Investigational New Drug application, or IND, in cardiovascular disease.

     In oncology, we are conducting preclinical research of our photoselective therapy to destroy abnormal blood vessels in tumors. We are pursuing this tumor research with some of our new photoselective drugs and also investigating combination therapies with PhotoPoint PDT and other types of compounds.

     Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to pursue further development of SnET2 for AMD or other disease indications, our ability to reduce operating costs as needed, our ability to remain listed on Nasdaq and various other economic and development factors, such as the cost of the programs, reimbursement and the available alternative therapies, we may or may not be able to or elect to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

Pharmacia Corporation

     Over time we have entered into a number of agreements with Pharmacia to fund our operations and develop and market SnET2. In March 2002, we entered into a Contract Modification and Termination Agreement with Pharmacia under which we regained all of the rights and related data and assets to our lead drug candidate, SnET2, and we restructured our outstanding debt to Pharmacia. Under the terms of the Contract Modification and Termination Agreement, various agreements and side letters between Miravant and Pharmacia have been terminated, most of which related to SnET2 license agreements and related drug and device supply agreements, side letters, the Manufacturing Facility Asset Purchase Agreement and various supporting agreements. We also modified our 2001 Credit Agreement with Pharmacia.

     The termination of the various agreements provided that all ownership of the rights, related data and assets to SnET2 and the Phase III AMD clinical trials for the treatment of AMD will revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the finished dose formulation, or FDF, inventory. In addition, we will also reassume the lease obligations and related property taxes for our bulk API manufacturing facility. The lease agreement expires in October 2006 and currently has a base rent of approximately $26,000 per month.

     Under the Manufacturing Facility Asset Purchase Agreement, which was entered into in May 2001 and subsequently terminated in March 2002, Pharmacia satisfied the following obligations during 2001:

          * Pharmacia agreed to buy our existing bulk API inventory at cost for $2.2 million. As of June 30, 2001, the entire $2.2 million of the existing bulk API inventory had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account;
          * Pharmacia committed, through two other purchase orders, to buy up to an additional $2.8 million of the bulk API which would be manufactured by us. As of December 31, 2001, we had sold $2.1 million of newly manufactured bulk API inventory, which had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account. Additionally, in March 2002, Pharmacia made their final purchase of newly manufactured bulk API of approximately $450,000 which will be paid directly to us. No further bulk API will be sold to Pharmacia;
          * Pharmacia agreed to purchase the manufacturing equipment necessary to produce bulk API. The manufacturing equipment was purchased for $863,000, its fair market value as appraised by an independent appraisal firm. The payment for the purchase of the equipment was made into an equipment escrow account to be released in June 2001;
          * The interest earned by the inventory and equipment escrow accounts accrued to us and will be released from each escrow account. All amounts received into escrow are recorded as accounts receivable until the amounts are released;
          * In January 2002, the inventory escrow account as well as accrued interest was released to us in full; and
          * In connection with the Contract Modification and Termination Agreement, Pharmacia has transferred ownership of all of the bulk API inventory and bulk API manufacturing equipment back to us and has released the equipment escrow funds in March 2002.

     The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement as follows:

          * The outstanding debt that we owed to Pharmacia of approximately $26.8 million, was reduced to $10.0 million plus accrued interest;
          * We will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% at March 5, 2002;
          * In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the data from the Phase III AMD clinical trials data did not meet certain clinical statistical standards as defined by the clinical trial protocol, we will not have available to us an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement. Pharmacia has no obligation to make any further milestone payments, equity investments or to extend us additional credit;
          * The early repayment provisions and many of the covenants were eliminated or modified. Our requirement to allocate one-half of the net proceeds from any public or private equity financings and/or asset dispositions towards the early repayment of our debt to Pharmacia was modified as follows:
               * If our aggregate net equity financing and/or assets disposition proceeds are less than or equal to $7.0 million, we are not required to make an early repayment towards our Pharmacia debt;
               * If our aggregate net equity financing and/or assets disposition proceeds are greater than $7.0 million but less than or equal to $15.0 million, then we are required to apply one-third of net the proceeds from the amount in excess of $7.0 million up to $15.0 million, or a maximum repayment of $2.7 million towards our Pharmacia debt;
               * If our aggregate net equity financing and/or assets disposition proceeds are greater than $15.0 million but less than or equal to $25.0 million, then we are required to apply one-half of the net proceeds from the amount in excess of $15.0 million up to $25.0 million, or a maximum repayment of $7.7 million towards our Pharmacia debt;
               * If our aggregate net equity financing and/or assets disposition proceeds are greater than $25.0 million, then we are required to apply all of the net proceeds from the amount in excess of $25.0 million, or repay the entire $10.0 million plus accrued interest towards our Pharmacia debt; and
               * Any early repayment of our Pharmacia debt applies first to the loan amount due on March 4, 2003, then to the remaining loan amount due on June 4, 2004.

     Aside from the changes made under the Contract Modification and Termination Agreement discussed above, there were no changes made to the Warrant Agreement, the Equity Investment Agreement and the Registration Rights Agreement with Pharmacia.

     In connection with the 2001 Credit Agreement, we granted Pharmacia warrants to purchase a total of 360,000 shares of our Common Stock. The exercise prices and expiration dates are as follows: 120,000 shares at an exercise price of $11.87 per share expiring May 5, 2004, 120,000 shares at an exercise price of $14.83 per share expiring November 12, 2004 and 120,000 shares at an exercise price of $20.62 per share expiring May 23, 2005. Pharmacia will retain all of its rights under the terms and conditions of the Warrant Agreement.

     In 1999, through an Equity Investment Agreement, Pharmacia purchased 1,136,533 shares of our Common Stock at $16.71 per share for an aggregate purchase price of $19.0 million. Additionally, in connection with the original SnET2 license agreement in 1995, Pharmacia purchased 725,001 shares of our Common Stock for $13.0 million. Under the terms of the Contract Modification and Termination Agreement, Pharmacia will retain all the shares of Common Stock purchased from us.

Critical Accounting Policies

     Revenue Recognition. The Company recognizes revenues from product sales based on when ownership of the product transfers to the customer and when collectibility is reasonably assured. Sales of bulk active pharmaceutical ingredient to Pharmacia is recorded as revenue in the period when the product is received by Pharmacia at their facility. Our current licensing revenues represent reimbursements from Pharmacia for out-of-pocket expenses incurred in our preclinical studies and clinical trials for the SnET2 PhotoPoint PDT treatment for AMD. These licensing revenues are recognized in the period when the reimbursable expenses are incurred. Grant income is recognized in the period in which the grant related expenses are incurred and royalty income is recognized in the period in which the royalties are earned.

     Research and Development Expenses. Research and development costs are expensed as incurred. Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, preclinical study costs, clinical trial and related clinical drug and device manufacturing costs, contract services and other outside costs. The acquisition of technology rights for research and development projects and the value of equipment or drug products for specific research and development projects, with no alternative future use, are also included in research and development expenses.

     Stock-Based Compensation. The Statement of Financial Accounting Standards, or SFAS, issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion or APB Opinion No. 25 and related interpretations, including Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," in accounting for our stock option plans.

     We also have granted and continue to grant warrants and options to various consultants of ours. These warrants and options are generally in lieu of cash compensation and, as such, deferred compensation is recorded related to these grants. Deferred compensation for warrants and options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force or EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred compensation is amortized over the consulting or vesting period.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on our consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 has not had a material effect on our consolidated financial statements.

Results of Operations

     The following table provides a summary of our revenues for the years ended December 31, 2001, 2000 and 1999:

 ---------------------------------------------------------------------------------------------------------------------------
 Consolidated Revenues                                                   2001               2000                1999
 ---------------------------------------------------------------------------------------------------------------------------
 License - contract research and development...................        $    302,000         $ 4,481,000         $13,996,000
 Bulk active pharmaceutical ingredient sales...................           4,306,000                  --                  --
 Royalties.....................................................              75,000                  --             143,000
 Grants........................................................                  --             112,000             438,000
 ---------------------------------------------------------------------------------------------------------------------------
 Total revenues................................................        $  4,683,000         $ 4,593,000         $14,577,000
 ---------------------------------------------------------------------------------------------------------------------------




Revenues

     Revenues. Our revenues decreased from $14.6 million in 1999 to $4.6 million in 2000 and increased slightly to $4.7 million in 2001. The fluctuations in revenues are due to the following:

     Bulk Active Pharmaceutical Ingredient Sales. In May 2001, we entered into an Asset Purchase Agreement with Pharmacia whereby Pharmacia agreed to buy our existing bulk API inventory at cost for $2.2 million and committed to buy an additional $2.8 million of newly manufactured bulk API through March 2002. In 2001, we recorded revenue of $2.2 million related to the existing bulk API inventory and $2.1 million related to the newly manufactured bulk API inventory. There were no bulk API sales in 2000 or 1999.

     License Income. License income, which represents reimbursements of out-of-pocket or direct costs incurred in preclinical studies and Phase III AMD clinical trials, decreased from $14.0 million in 1999 to $4.5 million in 2000 and $302,000 in 2001. The decrease in license income is specifically related to the transition of the majority of the operations and funding responsibilities of the Phase III AMD clinical trials to Pharmacia Corporation in 1999 and the completion of the preclinical studies and our AMD clinical trial responsibilities. Reimbursements received during 2001 were primarily for costs incurred to complete preclinical studies for AMD. During 2000, we were responsible for the oversight of the AMD related preclinical studies, as well as a portion of the equipment and drug costs related to the Phase III AMD clinical trials. We were completely reimbursed for all out-of-pocket preclinical study costs and approximately half of the equipment and drug costs. In 1999, in addition to being responsible for the same types of costs incurred in 2000, we were also responsible, and subsequently reimbursed, for the out-of-pocket costs associated with the screening, treatment and monitoring of individuals participating in the Phase III AMD clinical trials. We do not expect to have any significant license income from Pharmacia in 2002.

     In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. Subsequently, in March 2002, we entered into a Contract Modification and Termination Agreement with Pharmacia whereby Pharmacia has agreed to reimburse us for all of our finished and in-process lots of bulk API for approximately $450,000. We will receive no further reimbursements from Pharmacia related to any of our ongoing preclinical studies and clinical trials and Pharmacia will not make any more purchases of bulk API.

     Grant Income. We have recorded grant income of $112,000 and $438,000 for the years ended December 31, 2000 and 1999. There was no grant income recorded for 2001. Grant income relates to a two-year grant received in 1997 that was extended to the end of 2000. While we will continue to pursue obtaining grants as a means of funding research and development programs, we have not yet received any additional grants and currently do not have any grant funds available to us. Additionally, there can be no assurance that we will be successful in obtaining any future grants. We currently do not have any grant funds available nor have any grants been awarded.

     Royalty Income. We earned royalty income from a 1992 license agreement with Laserscope, which provided royalties on the sale of our previously designed device products. We recorded income of $75,000 in 2001 and $143,000 in 1999. We did not record any royalty income under this agreement in 2000. The royalties recorded in 2001 represent the final amounts due under the Laserscope license agreement, which expired in April 1999 and no further royalty income will be recorded under this agreement in the future.

     Cost of Goods Sold. In connection with the newly manufactured bulk API sold under the terms of the Asset Purchase Agreement with Pharmacia, we recorded $934,000 in manufacturing costs for the year ended December 31, 2001. The amounts recorded as cost of goods sold represent the costs incurred for only the newly manufactured bulk API in 2001. No costs were recorded for those expenses incurred in prior periods for raw materials and the bulk API manufactured prior to 2001, as these costs were expensed as research and development costs in the periods incurred. Based on the terms of the Contract Modification and Termination Agreement with Pharmacia in March 2002, future costs of goods sold are only expected to be for those costs related to the finished and in-process bulk API lots that Pharmacia has agreed to reimburse us for.

     Research and Development. Research and development costs are expensed as incurred. Our research and development expenses decreased from $29.7 million in 1999 to $19.9 million in 2000 and $13.3 million in 2001. The overall decrease in research and development expenses is specifically related to the transition of the majority of the operations and funding responsibilities of the Phase III AMD clinical trials to Pharmacia in December 1999 and the completion of the preclinical studies and our AMD clinical trial responsibilities. Our research and development expenses, net of license reimbursement and grant revenue, were $13.0 million in 2001, $15.4 million in 2000 and $15.3 million in 1999. Aside from the expenses incurred in the Phase III AMD preclinical studies and clinical trials, research and development expenses in 2001 were comprised of:

          * Development work associated with the development of new drug compounds and formulations for the dermatology and cardiovascular programs;
          * Preclinical studies and clinical trial costs for our Phase I dermatology program;
          *    Payroll and related taxes; and
          *    Other operating costs.

     Research and development expenses for 2000 and 1999 consisted primarily of:

          *    Preclinical   studies   related  to  our  programs  in  oncology,
               dermatology and cardiology;
          * Development work associated with the development of existing and new drug compounds, formulations and clinical programs; and
          *    Payroll and other operating costs.

     We expect future research and development expenses may fluctuate depending on available funds, continued expenses incurred in our preclinical studies and clinical trials in our ophthalmology, dermatology, cardiovascular, oncology and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, results obtained from our ongoing preclinical studies and clinical trials and the expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of existing or the commencement of new preclinical studies and clinical trials and the development of new drug compounds and formulations.

     Selling,   General   and   Administrative.   Our   selling,   general   and
administrative expenses decreased from $7.5 million in 1999 to $6.3 million in 2000 and $6.1 million in 2001. Selling, general and administrative expenses consist primarily of payroll, taxes and other operating costs. The slight decrease from 1999 to 2001 was a result of a decrease in deferred compensation expense and the reclassification of a portion of certain overhead costs into the cost of inventory as cost of goods sold.

     We expect future selling, general and administrative expenses to remain consistent with prior periods although they may fluctuate depending on available funds, and the support staff levels needed for research and development activities, continuing corporate development and professional services, compensation expense associated with stock options and warrants granted to consultants and expenses for general corporate matters.

     Loss in Investment in Affiliate. In connection with the $2.0 million line of credit we have provided to our affiliate, Ramus Medical Technologies or Ramus, we have recorded a reserve for the entire $2.0 million outstanding credit line balance plus accrued interest of $615,000 as of December 31, 2001. The $417,000 expense recorded in 1999 represents a reserve for the final amount of borrowings under the credit line plus accrued interest. The investment in Ramus has been fully reserved for since December 31, 1999.

     Interest and Other Income. Interest and other income increased from $1.2 million in 1999 to $1.4 million in 2000 and $1.4 million in 2001. Interest and other income earned in 2001 represents $798,000 of interest earned on the available cash and marketable security balances and $586,000 recorded on the gain on sale of bulk API manufacturing equipment to Pharmacia. Interest and other income earned in 2000 and 1999 represent interest earned on cash and marketable security balances. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned. However, we expect our interest and other income to decrease in future periods unless additional funding is obtained.

     Interest Expense. Interest expense increased from $434,000 in 1999 to $2.3 million in 2000 and decreased to $2.1 million in 2001. Interest expense represents interest related to borrowings under the 2001 Credit Agreement with Pharmacia and interest expense related to the value of the warrants issued in connection with these borrowings. The decrease in interest expense in 2001 as compared to 2000 is directly related to the decrease in the rate of interest being charged which was offset by an increase in the total amount of borrowings. The borrowings accrue interest at the prime rate which was 4.75% , 9.5% and 8.0% at December 31, 2001, 2000 and 1999, respectively. The increase in interest expense between 1999 and 2000 is related to the increase in the amount of borrowings outstanding under the 2001 Credit Agreement. Interest expense related to the value of the warrants issued with the borrowings was $374,000, $315,000 and $57,000 for 2001, 2000 and 1999, respectively.

     In March 2002, we entered into a Contract Modification and Termination Agreement with Pharmacia whereby the principal balance of the debt owed to Pharmacia was reduced from $26.8 million to $10.0 million, plus approximately $800,000 in accrued interest. As a result of the decrease in the principal balance of the loan, as well as the write off of the value of the warrants issued in connection with the borrowings, we expect future interest expense to decrease. Interest on the new principal balance will continue to accrue at the prime rate over the term of the loan and we will only record interest expense to the extent the prime rate rises above the amount used to record the debt reduction to total expected cash flows in accordance with the accounting for the debt restructuring.

     Non-cash Loss in Investment. In June 1998, we purchased an equity interest in Xillix. We received 2,691,904 shares of Xillix common stock in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock. During 2000, we determined that the decline in the value of our investment in Xillix was other-than-temporary. We recognized a loss totaling $3.5 million to adjust our investment in Xillix to its estimated current fair value based on the average closing prices over a 120 day period. This loss is included in "Non-cash loss in investment" in the accompanying consolidated statements of operations, stockholders' equity and cash flows. As of December 31, 2001, we still hold the 2,691,904 shares of Xillix common stock received in our original investment transaction. The new cost basis in the investment is $991,000 and this investment will continue to be classified as an available-for-sale investment recorded at fair value with any resulting unrealized gains or losses included in "Accumulated other comprehensive loss" in the consolidated balance sheet and statement of stockholders' equity.

     Income Taxes. As of December 31, 2001, we had net operating loss carryforwards for federal tax purposes of $171.5 million, which expire in the years 2002 to 2022. Research credit carryforwards aggregating $8.7 million are available for federal and state tax purposes and expire in the years 2002 to 2021. We also had a state net operating loss carryforward of $46.4 million, which expires in the years 2002 to 2006. Of the $46.4 million in state net operating loss carryforwards, $17.5 million will expire during 2002 and 2003. Under Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited based on our changes in the percentage of ownership. Our ability to utilize the net operating loss carryforwards, without limitation, is uncertain.

     We do not believe inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

     Since inception through December 31, 2001, we have accumulated a deficit of approximately $173.6 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia's purchases of Common Stock and credit arrangements. As of December 31, 2001, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $223.0 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of December 31, 2001, our consolidated financial statements have been prepared assuming we will continue as a going concern.

     We have received the entire $22.5 million available to us under the 2001 Credit Agreement with Pharmacia. We have issued promissory notes to Pharmacia for the principal loan amounts received of $22.5 million, as well as promissory notes of $4.0 million for the related interest due on each of the quarterly due dates through December 31, 2001. The promissory notes accrue interest at the prime rate, which was 4.75% at December 31, 2001. In connection with the borrowings received, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for 120,000 shares. The warrants to purchase 360,000 shares of Common Stock are callable by us if the average closing prices of the Common Stock for 30 trading days, preceding such request, exceeds the related warrant exercise price.

     Under the Manufacturing Asset Facility Purchase Agreement with Pharmacia in May 2001, Pharmacia agreed to buy our existing bulk API inventory at cost for $2.2 million and committed to buy up to an additional $2.8 million of the bulk API which would be manufactured by us. In addition, Pharmacia agreed to purchase the manufacturing equipment necessary to produce bulk API. The manufacturing equipment was purchased for $863,000, its fair market value. The amounts received for the sale of bulk API and the manufacturing equipment were recorded as accounts receivable as of December 31, 2001. In addition, these amounts were held in inventory escrow and equipment escrow accounts, which were approximately $4.1 million and $880,000, respectively, at December 31, 2001. The inventory escrow account was released to us in full in January 2002.

     Under the 2001 Credit Agreement, which amends and restates the $22.5 million 1999 Credit Agreement, Pharmacia was to provide us with up to an additional $13.2 million in credit beginning in April 2002, under certain conditions related to the results of the SnET2 Phase III AMD clinical trials. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA; as such Pharmacia was released from their obligation to loan us an additional $10.0 million. Subsequently, under our negotiated Contract Modification and Termination Agreement in March 2002, we released Pharmacia from their remaining $3.2 million loan obligation to us, in exchange for reducing our debt of $26.8 million to $10.0 million, with $5.0 million due in March 2003 and the remaining $5.0 million due in June 2004, as well as changing and eliminating many of our covenants. Additionally, the funds in the equipment escrow account, containing a principal and interest balance of $880,000, were released to us in March 2002.

     In addition to receiving funds through private and public stock offerings, we have also received funding through the exercise of warrants and stock options. For the year ended December 31, 2001, we have received $315,000 in proceeds from warrant and option exercises. Based on the exercise prices, expiration dates and call features contained in certain warrants, and depending on the market value of our Common Stock, we may receive additional funding through the exercise of these outstanding warrants and stock options in the future. As of December 31, 2001, the average exercise price of stock options and warrants outstanding were $14.60 and $13.55, respectively.

Statement of Cash Flows

     For 2001, 2000 and 1999, we required cash for operations of $15.2 million, $13.4 million and $18.4 million, respectively. The increase in net cash required for operations in 2001 as compared to 2000 is directly related to the production and sale of our bulk API inventory, our subsequent bulk API sale to Pharmacia and the timing on the collection of the payments from an escrow account for these sales which was deferred into 2002. Subsequently, a payment of $4.1 million for the sales of bulk API was released in full to us in January 2002. The increase in net cash required for operations in 2001 was offset by an increase in stock awards used as employee compensation. The decrease in net cash used in operating activities in 2000 compared to 1999 was primarily due to the timing of funds received from Pharmacia for reimbursable research and development costs and an increase in non-cash interest and amortization of deferred financing costs related to the Credit Agreement. These activities were offset by reductions in depreciation, amortization, deferred compensation expense and accounts payable.

     For 2001, net cash provided by investing activities was $14.8 million. For 2000 and 1999, net cash used in investing activities was $15.8 million and $4.4 million, respectively. The net cash provided by financing activities in 2001 was related to the proceeds from the net sales of marketable securities as well as proceeds from the sale of bulk API manufacturing equipment to Pharmacia. The net cash used in 2000 and 1999 for investing activities was directly related to the net purchases of marketable securities based on an analysis of the funds available for investment and purchases of property, plant and equipment.

     For 2001, 2000 and 1999, net cash provided by financing activities was $15,000, $11.9 million and $30.6 million, respectively. Cash provided by financing activities in 2001 was related to $315,000 provided by warrant and option exercises which was offset by $300,000 in loans provided to an executive officer of the Company. Cash provided by financing activities in 2000 was attributed to the $7.5 million provided under the 2001 Credit Agreement with Pharmacia and warrant and option exercise proceeds of $4.4 million. Cash provided by financing activities in 1999 was primarily attributed to Pharmacia's $19.0 million equity investment, net of offering costs, and $15.0 million provided under the 2001 Credit Agreement.

Lease Obligations and Long-Term Debt

           Contractual
           Obligations                                       Payments Due by Period
      ------------------------------------------------------------------------------------------------------------
                                Less than 1
                                    year          1 - 3 years       4 - 5 years    After 5 years        Total
                               ---------------  -----------------  --------------  ---------------  --------------
      Long Term Debt(1).......  $         --      $ 10,000,000       $       --      $       --      $ 10,000,000
      Building Leases(1)(2)...       773,000           964,000          262,000              --         1,999,000
                               ---------------  -----------------  --------------  ---------------  --------------
      Total Contractual
      Cash Obligations.......   $    773,000      $ 10,964,000       $  262,000      $       --      $ 11,999,000
                               ===============  =================  ==============  ===============  ==============


          (1) The long-term debt represents the principal amounts due to Pharmacia under the terms of the Contract Modification and Termination Agreement entered into in March 2002. Additionally, the amounts recorded for contractual building leases includes the lease payments for our bulk API manufacturing facility for which we reassumed in March 2002 under the Contract Modification and Termination Agreement.
          (2) The amounts recorded for building leases consist of leases on four buildings and is net of sublease revenue of $423,000 in 2002 and $352,000 in 2003.

     We invested a total of $9.6 million in property, plant and equipment from 1996 through December 31, 2001. Based on available funds, we may continue to purchase property and equipment in the future as we expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

     We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

          * Our ability to implement an effective cost restructuring program to reduce our use of cash;
          *    The viability of SnET2 for future use;
          *    Our ability to establish additional collaborations;
          *    Our ability to stay listed on Nasdaq;
          * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
          * The pace of scientific progress and the magnitude of our research and development programs;
          *    The scope and results of preclinical studies and clinical trials;
          *    The time and costs involved in obtaining regulatory approvals;
          * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
          *    The costs involved in any potential litigation;
          *    Competing technological and market developments; and
          * Our dependence on others for development and commercialization of our potential products.

     We have implemented a cost restructuring program in January 2002 that will allow us to reduce our overall use of cash from operations in future periods. Based on our current cash and investment balances, the $450,000 payable to us by Pharmacia for bulk API drug sales during the first quarter 2002 and approximately $880,000 released to us in March 2002 for manufacturing equipment sold to Pharmacia, we anticipate that we only have sufficient cash to fund our operations through September 30, 2002. For this reason our auditors have indicated that there is substantial doubt about our ability to continue as a going concern. We plan to actively seek additional capital needed to fund our operations through corporate collaborations or partnerships, through licensing of SnET2 or new products and through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. Our ability to raise funds may become more difficult if our stock is delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

          * The future development decisions related to the ongoing analysis of the data from our Phase III AMD clinical trials;
          * The future development and results of our Phase II dermatology clinical trial and our ongoing cardiovascular and oncology preclinical studies;
          * The potential future use of SnET2 for ophthalmology or other disease indications;
          * Our ability to successfully raise funds in the future through public or private equity or debt financings, or establish collaborative arrangements or raise funds from other sources;
          * The extent to which our obligation to pay Pharmacia a portion of the funds received in our financing activities will hinder our fundraising efforts;
          * Our requirement to allocate certain percentages of net proceeds from any public or private equity financings and/or asset dispositions, as defined earlier, towards the early repayment of our debt of $10.0 million plus accrued interest due to Pharmacia under the Contract Modification and Termination Agreement;
          * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
          * The amount of funds received from outstanding warrant and stock option exercises, if any;
          * Our ability to maintain, renegotiate, or terminate our existing collaborative arrangements;
          * Our ability to receive any funds from the sale of our 33% equity investment in Ramus, consisting of 2,000,000 shares of Ramus Preferred Stock and 59,112 shares of Ramus Common Stock, neither of which are publicly traded and the fair market value of which is currently negligible;
          * Our ability to liquidate our equity investment in Xillix, of 2,691,904 shares of Xillix Common Stock, which is publicly traded on the Toronto Stock Exchange under the symbol (XLX.TO), but has historically had very small trading volume; and
          * Our ability to collect the loan and accrued interest provided to Ramus under their credit agreement with us.

     We cannot  guarantee that  additional  funding will be available to us now, when needed, or if at all. If additional funding is not available in the near term, we will be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities or cease operations. As a result, we would not be able to successfully develop our drug candidates or commercialize our products and we would never achieve profitability.

Related Party Transactions

     In April 1998, we entered into a $2.0 million revolving credit agreement with our affiliate, Ramus. As of December 31, 2001, we have provided the entire loan of $2.0 million to Ramus. The revolving credit line, which was due in full in March 2000, has been subsequently extended indefinitely. In addition, in accordance with the 1996 equity investment in Ramus, we had an exclusive option to purchase the remaining shares of Ramus for a specified amount under certain terms and conditions. We elected not to exercise the option, which expired March 3, 1999. Additionally, we do provide various services to them on an as needed basis, which have been insignificant to date and due to Ramus' poor financial condition, we have deferred Ramus' sublease rent payments until sometime in the future.

     In July 1996, the Board of Directors appointed Joseph Nida, a partner in a law firm that we use for outside legal services, to serve as our corporate Secretary. We paid Mr. Nida's law firm fees for legal services totaling $55,000 in 2001, $40,000 in 2000 and $46,000 in 1999. In addition, we have issued warrants to Mr. Nida's firm to purchase a total of 87,500 shares of Common Stock as partial consideration for his services as acting in-house legal counsel and corporate Secretary.

                                  RISK FACTORS


FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following section of this report describes material risks and uncertainties relating to our company and its business. Our business operations may be impaired by additional risks and uncertainties that we are not aware of or that we currently consider immaterial. Our business, results of operations or cash flows may be adversely affected if any of the following risks actually occur. In such case, the trading price of our Common Stock could decline.

                          RISKS RELATED TO OUR BUSINESS


OUR BUSINESS IS NOT EXPECTED TO BE PROFITABLE FOR THE FORESEEABLE FUTURE AND WE WILL NEED ADDITIONAL FUNDS TO CONTINUE OUR OPERATIONS PAST SEPTEMBER 2002. IF WE FAIL TO OBTAIN ADDITIONAL FUNDING, WE COULD BE FORCED TO SCALE BACK OR CEASE OPERATIONS.

     Since our inception we have incurred losses totaling $173.6 million as of December 31, 2002 and have never generated enough funds through our operations to support our business. Although we have implemented a cost restructuring program in January 2002 that will allow us to reduce our overall use of cash from operations in future periods, we currently anticipate that we only have sufficient cash to fund our operations through September 30, 2002. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our year end consolidated financial statements that, based on generally accepted accounting principles, our viability as a going concern is in question. We will need substantial additional resources in the near term to continue to develop our products. If we do not receive sufficient funding by the end of September 2002 we may be forced to cease operations. The timing and magnitude of our future capital requirements will depend on many factors, including:

          * Our ability to implement an effective cost restructuring program to reduce our use of cash;
          *    The viability of SnET2 for future use;
          *    Our ability to establish additional collaborations;
          *    Our ability to stay listed on Nasdaq;
          * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
          * The pace of scientific progress and the magnitude of our research and development programs;
          *    The scope and results of preclinical studies and clinical trials;
          *    The time and costs involved in obtaining regulatory approvals;
          * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
          *    The costs involved in any potential litigation;
          *    Competing technological and market developments; and
          * Our dependence on others for development and commercialization of our potential products.

     We plan to actively seek additional capital needed to fund our operations through corporate collaborations or partnerships, through licensing of SnET2 or new products and through public or private equity or debt financings. No commitments for such collaborations or funding are currently in place. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly scale back or cease operations. If we are successful in obtaining additional equity financing it may result in significant dilution to our stockholders. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by our current stockholders.

OUR EXISTING LOAN OBLIGATIONS, NASDAQ LISTING STATUS AND THE FUTURE DEVELOPMENT UNCERTAINTY OF SNET2, WILL MAKE OBTAINING ADDITIONAL FUNDING DIFFICULT.

     Our ability to obtain additional funding by September 30, 2002 to operate our business may be impeded by a number of factors including:

     * We currently owe Pharmacia Corporation, or Pharmacia, $10.0 million, and are obligated to pay a portion of net proceeds from any public or private equity financings and/or asset dispositions towards the repayment of the $10.0 million plus accrued interest due to Pharmacia under the Contract Modification and Termination Agreement:
               * If our aggregate net equity financing and/or assets disposition proceeds are less than or equal to $7.0 million, we are not required to make an early repayment towards our Pharmacia debt;
               * If our aggregate net equity financing and/or assets disposition proceeds are greater than $7.0 million but less than or equal to $15.0 million, then we are required to apply one-third of net the proceeds from the amount in excess of $7.0 million up to $15.0 million, or a maximum repayment of $2.7 million towards our Pharmacia debt;
               * If our aggregate net equity financing and/or assets disposition proceeds are greater than $15.0 million but less than or equal to $25.0 million, then we are required to apply one-half of the net proceeds from the amount in excess of $15.0 million up to $25.0 million, or a maximum repayment of $7.7 million towards our Pharmacia debt;
               * If our aggregate net equity financing and/or assets disposition proceeds are greater than $25.0 million, then we are required to apply all of the net proceeds from the amount in excess of $25.0 million, or repay the entire $10.0 million plus accrued interest towards our Pharmacia debt; and
               * Any early repayment of our Pharmacia debt applies first to the loan amount due on March 4, 2003, then to the remaining loan amount due on June 4, 2004.
          * Our Common Stock is subject to being delisted from trading on Nasdaq; and
          * The uncertainty surrounding the effectiveness of SnET2, following the January 2002 announcement, that Pharmacia, after an analysis of the Phase III wet age-related amcular degeneration, or AMD, clinical data, determined that the clinical trial data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA.

          We will need a substantial amount of funding to further our programs and investors may be reluctant to invest in our equity securities if the funds necessary to grow our business are instead used to pay down our existing debt obligations. Investors may also be reluctant to provide us funds for fear that Pharmacia may foreclose on our assets. The fact that our Common Stock may no longer be listed for trading on Nasdaq may also discourage investors or result in a discount on the price that investors may pay for our securities. We will also have to overcome investor concerns about our other compounds given the failure of SnET2 to demonstrate success in meeting the primary efficacy endpoint in the Phase III AMD clinical trials. These and other factors may prevent us from obtaining additional financing as required in the near term on favorable terms or at all.

PHARMACIA DETERMINED THAT SNET2, OUR LEADING DRUG CANDIDATE, DID NOT MEET THE PRIMARY EFFICACY ENDPOINT FOR THE STUDY POPULATION, AS DEFINED BY THE CLINICAL TRIAL PROTOCOL, IN OUR PHASE III AMD CLINICAL TRIALS WHICH CAUSED US TO DELAY AND POTENTIALLY CANCEL OUR PLANS TO SEEK REGULATORY APPROVAL FOR SNET2. WE ARE CURRENTLY ANALYZING THE CLINICAL DATA FROM THE PHASE III AMD CLINICAL TRIALS. IF THE DATA DO NOT PRESENT ANY PROSPECT OF FUTURE DEVELOPMENT FOR SNET2, THEN WE MAY BE UNABLE TO SUCCESSFULLY ESTABLISH A NEW COLLABORATIVE PARTNERSHIP, WHICH COULD MATERIALLY HARM OUR DEVELOPMENT PROGRAMS.

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of AMD, with our lead drug candidate, SnET2. In January 2002, Pharmacia performed an analysis of the clinical data and determined that the clinical data results indicated that SnET2 patients did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. Based on Pharmacia's analysis of the AMD clinical data, we may not be able to proceed with our plans to seek regulatory approval of SnET2 as formerly planned. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We are currently conducting our own detailed analysis of the clinical data, including an analysis of the subset groups. We expect to complete our analysis by the end of the second quarter 2002 and, based on the results of our analysis, we will determine the future potential development of SnET2, including the potential use of SnET2 in other disease indications. In addition, we have terminated our license collaboration with Pharmacia, and we intend to seek a new collaborative partner in ophthalmology for PhotoPoint(TM) PDT, our proprietary technologies for photodynamic therapy. If our analysis of the clinical data does not provide the information to support further development, then we may be unable to enter into an agreement with a new collaborative partner and may be unable to continue our current research programs. If we cease development efforts for SnET2 it could adversely affect our funding and development efforts for our other programs and severely harm our business.

THE CURRENT TRADING PRICE OF OUR COMMON STOCK, OUR MARKET CAPITALIZATION AND THE AMOUNT OF OUR STOCKHOLDER'S EQUITY AND NET TANGIBLE ASSETS, COULD RESULT IN OUR SHARES BEING DELISTED FROM TRADING ON NASDAQ. IF WE BECOME DELISTED FROM NASDAQ, THEN OUR ABILITY TO RAISE ADDITIONAL CAPITAL MAY BE LIMITED OR IMPAIRED.

     Our Common Stock is listed on the Nasdaq National Market. We currently do not satisfy the Nasdaq continued listing standards concerning the size of our market capitalization and the minimum bid price of our stock. Nasdaq recently informed us of its intention to delist our Common Stock. This delisting, however, has been stayed pending the outcome of an oral hearing scheduled on April 18, 2002 to appeal the Nasdaq decision. If this appeal is denied, our stock will be delisted from Nasdaq. If this were to happen, it would be much more difficult to purchase or sell our common stock or obtain accurate quotations as to the price of the securities.

UNDER THE CONTRACT MODIFICATION AND TERMINATION AGREEMENT ENTERED INTO WITH PHARMACIA IN MARCH 2002, OUR OUTSTANDING DEBT TO PHARMACIA OF $10.0 MILLION REMAINS SECURED BY ALL OF OUR ASSETS. IF WE BECOME UNABLE TO REPAY OUR BORROWINGS OR VIOLATE THE COVENANTS UNDER THIS AGREEMENT, PHARMACIA COULD FORECLOSE ON OUR ASSETS.

     Under the terms of the Contract Modification and Termination Agreement with Pharmacia, we have outstanding debt to Pharmacia of $10.0 million which is secured by all of our assets. Our ability to comply with all covenants and to make scheduled payments, early repayments as required or to refinance our debt obligation will depend on our financial and operating performance, which in turn will be subject to prevailing economic conditions and certain financial, business and other factors, including factors that are beyond our control. If our cash flow and capital resources become insufficient to fund our debt service obligations or we otherwise default under the Contract Modification and Termination Agreement, Pharmacia could accelerate the debt and foreclose on our assets. As a result, we could be forced to obtain additional financing at very unfavorable terms or significantly reduce or cease operations.

OUR FINANCIAL CONDITION AND COST REDUCTION EFFORTS COULD RESULT IN DECREASED EMPLOYEE MORALE AND LOSS OF EMPLOYEES AND CONSULTANTS CRITICAL TO OUR SUCCESS.

     Our success in the future will depend in large part on our ability to attract and retain highly qualified scientific, management and other personnel and to develop and maintain relationships with leading research institutions and consultants. We are highly dependent upon principal members of our management, key employees, scientific staff and consultants, which we may retain from time to time. We currently have limited cash and capital resources and the efficacy of our primary drug development candidate is questionable causing our business outlook to be uncertain. In January 2002, we implemented measures to reduce our expenses to provide us more flexibility. These actions included temporarily reducing our employees salaries by approximately 20% until April 5, 2002. Additionally, due to our ongoing limited cash balances, we try to utilize stock options and stock awards as a key component of short-term and long-term compensation. However, given that our current stock options outstanding are significantly de-valued, the current value of our stock is low and the uncertainty of our long-term prospects, our ability to use stock options and stock awards as compensation may be limited. These measures, along with our financial condition and unfavorable clinical data results from the Phase III AMD clinical trials, may cause employees to question our long-term viability and increase our turnover. These factors may also result in reduced productivity and a decrease in employee morale causing our business to suffer. We do not have insurance providing us with benefits in the event of the loss of key personnel. Our consultants may be affiliated with or employed by others, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.

IF WE ARE NOT ABLE TO MAINTAIN AND SUCCESSFULLY ESTABLISH NEW COLLABORATIVE AND LICENSING ARRANGEMENTS WITH OTHERS, OUR BUSINESS WILL BE HARMED.

     Our business model is based on establishing collaborative relationships with other parties both to license compounds upon which our products and technologies are based and to manufacture, market and sell our products. As a development company we must have access to compounds and technologies to license for further development. For example, we are party to a License Agreement with the University of Toledo, the Medical College of Ohio and St. Vincent Medical Center, of Toledo, Ohio, collectively referred to as Toledo, to license or sublicense certain photoselective compounds, including SnET2. Similarly, we must also establish relationships with suppliers and manufacturers to build our medical devices and to manufacture our compounds. We have partnered with Iridex for the manufacture of certain light sources and have entered into an agreement with Fresenius for supply of the final dose formulation of SnET2. Due to the expense of the drug approval process it is critical for us to have relationships with established pharmaceutical companies to offset some of our development costs in exchange for a combination of manufacturing, marketing and distribution rights. We formerly had a significant relationship with Pharmacia for the development of SnET2 for the treatment of AMD. To further develop SnET2 it is essential that we establish a new collaborative relationship with another party.

     We are currently at various stages of discussions with various companies regarding the establishment of new collaborations. If we are not successful in establishing new collaborative partners for the potential development of SnET2 or our other molecules, we may not be able to pursue further development of such drugs and/or may have to reduce or cease our current development programs, which would materially harm our business. Even if we are successful in establishing new collaborations, they are subject to numerous risks and uncertainties including the following:

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

ALL OF OUR PRODUCTS, EXCEPT SNET2 AND MV9411, ARE IN AN EARLY STAGE OF DEVELOPMENT AND ALL OF OUR PRODUCTS, INCLUDING SNET2 AND MV9411, MAY NEVER BE SUCCESSFULLY COMMERCIALIZED.

     Our products, except SnET2 and MV9411, are at an early stage of development and our ability to successfully commercialize these products, including SnET2 and MV9411, is dependent upon:

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

OUR PRODUCTS, INCLUDING SNET2 AND MV9411, MAY NOT SUCCESSFULLY COMPLETE THE CLINICAL TRIAL PROCESS AND WE MAY BE UNABLE TO PROVE THAT OUR PRODUCTS ARE SAFE AND EFFICACIOUS.

     All of our drug and device products currently under development will require extensive preclinical studies and/or clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products, except SnET2, have completed testing for efficacy or safety in humans. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

          * Our ability to demonstrate to the FDA that our products are safe and efficacious;
          * Our products may not be as efficacious as our competitors products;
          * Our ability to successfully complete the testing for any of our compounds within any specified time period, if at all;
          * Clinical outcomes reported may change as a result of the continuing evaluation of patients;
          * Data obtained from preclinical studies and clinical trials are subject to varying interpretations which can delay, limit or prevent approval by the FDA or other regulatory authorities;
          * Problems in research and development, preclinical studies or clinical trials that will cause us to delay, suspend or cancel clinical trials; and
          * As a result of changing economic considerations, competitive or new technological developments, market approvals or changes, clinical or regulatory conditions, or clinical trial results, our focus may shift to other indications, or we may determine not to further pursue one or more of the indications currently being pursued.

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

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of AMD, with our lead drug candidate, SnET2. In January 2002, Pharmacia performed an analysis of the clinical data and determined that the clinical data results indicated that SnET2 patients did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and they would not be filing an NDA with the FDA. Based on Pharmacia's analysis of the AMD clinical data, we may not be able to proceed with our plans to seek regulatory approval of SnET2 as formerly planned. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We are currently conducting our own detailed analysis of the clinical data, including an analysis of the subset groups. We expect to complete our analysis by the end of the second quarter 2002 and, based on the results of our analysis, we will determine the future potential development of SnET2, including the potential use of SnET2 in other disease indications. In addition, we have terminated our license collaboration with Pharmacia, and we intend to seek a new collaborative partner in ophthalmology.

     Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory approval of the potential product and would materially harm our business.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH MAY FLUCTUATE SIGNIFICANTLY. WE MAY NEVER ACHIEVE PROFITABILITY.

     We have incurred significant losses since our inception in 1989 and, as of December 31, 2001, had an accumulated deficit of approximately $173.6 million. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years. Although we continue to incur costs for research and development, preclinical studies, clinical trials, manufacturing and general corporate activities, we have currently implemented a cost restructuring program which we expect will help to reduce our overall costs. Our ability to achieve profitability depends upon our ability, alone or with others, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of SnET2 and only limited revenues have been generated from sales of our devices. We do not expect to achieve significant levels of revenues for the next several years. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, SnET2 bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. Our revenues for the foreseeable future are expected to consist of the remaining $450,000 of bulk API sold to Pharmacia through January 2002, reimbursements under license agreements, milestone payments, licensing fees and interest income.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the last couple of months, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From January 15, 2001 to March 15, 2002, our Common Stock price, per Nasdaq closing prices, has ranged from a high of $12.42 to a low of $0.80.

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

          * Future development decisions related to the results of our Phase III AMD clinical trials;
          *    Announcements   concerning   Miravant   or   our   collaborators,
               competitors or industry;
          *    Our ability to successfully establish new collaborations;
          * The results of our testing, technological innovations or new commercial products;
          * The results of preclinical studies and clinical trials by us or our competitors;
          *    Technological innovations or new therapeutic products;
          *    Our ability to stay listed on Nasdaq;
          *    Litigation;
          * Public concern as to the safety, efficacy or marketability of products developed by us or others;
          *    Comments by securities analysts;
          *    The achievement of or failure to achieve certain milestones; and
          * Governmental regulations, rules and orders, or developments concerning safety of our products.

     In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many emerging pharmaceutical and medical device companies for reasons frequently unrelated or disproportionate to the performance of the specific companies. If these broad market fluctuations cause the trading price of our Common Stock to significantly decline, we may be unable to obtain additional capital that we may need through public or private financing activities and our stock could be delisted from Nasdaq further exacerbating our ability to raise funds and limiting your ability to sell your shares. Because outside financing is critical to our future success, large fluctuations in our share price that harm our financing activities could cause us to significantly alter our business plans or cease operations altogether.

WE RELY ON THIRD PARTIES TO CONDUCT CLINICAL TRIALS ON OUR PRODUCTS, AND IF THESE RESOURCES FAIL, OUR ABILITY TO SUCCESSFULLY COMPLETE CLINICAL TRIALS WILL BE ADVERSELY AFFECTED AND OUR BUSINESS WILL SUFFER.

     To date, we have limited experience in conducting clinical trials. We had relied on Pharmacia, our former corporate partner, and Inveresk, Inc., formerly ClinTrials Research, Inc., a contract research organization, for our Phase III AMD clinical trials and we rely on a contract research organization for our Phase II dermatology clinical trials. We will either need to rely on third parties, including our collaborative partners, to design and conduct any required clinical trials or expend resources to hire additional personnel or engage outside consultants or contract research organizations to administer current and future clinical trials. We may not be able to find appropriate third parties to design and conduct clinical trials or we may not have the resources to administer clinical trials in-house. The failure to have adequate resources for conducting and managing clinical trials will have a negative impact on our ability to develop marketable products and would harm our business. Other contract research organizations may be available in the event that our current contract research organizations fail; however there is no guarantee that we would be able to engage another organization in a timely manner, if at all. This could cause delays in our clinical trials and our development programs, which could materially harm our business.

WE RELY ON PATIENT ENROLLMENT TO CONDUCT CLINICAL TRIALS, AND OUR INABILITY TO CONTINUE TO ATTRACT PATIENTS TO PARTICIPATE WILL HAVE A NEGATIVE IMPACT ON OUR CLINICAL TRIAL RESULTS.

     Our ability to complete clinical trials is dependent upon the rate of patient enrollment. Patient enrollment is a function of many factors including:

          *    The nature of our clinical trial protocols;
          *    Existence of competing protocols or treatments;
          *    Size and longevity of the target patient population;
          *    Proximity of patients to clinical sites; and
          *    Eligibility criteria for the clinical trials.

     A specific concern for potential future AMD clinical trials is that there currently is an approved treatment for AMD and patients enrolled in future AMD clinical trials, if any, may choose to drop out of the trial or pursue alternative treatments. This could result in delays or incomplete clinical trial data.

     We cannot assure that we will obtain or maintain adequate levels of patient enrollment in current or future clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could result in slower introduction of our potential products, a reduction in our revenues and may prevent us from becoming profitable. In addition, the FDA may suspend clinical trials at any time if, among other reasons, it concludes that patients participating in such trials are being exposed to unacceptable health risks. Failure to obtain and keep patients in our clinical trials will delay or completely impede test results which will negatively impact the development of our products and prevent us from becoming profitable.

WE MAY FAIL TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, OUR PATENTS AND OUR PROPRIETARY TECHNOLOGY, WHICH WILL MAKE IT EASIER FOR OTHERS TO MISAPPROPRIATE OUR TECHNOLOGY AND INHIBIT OUR ABILITY TO BE COMPETITIVE.

     Our success will depend, in part, on our and our licensors' ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing the proprietary rights of others. The exclusive license relating to various drug compounds, including our leading drug candidate SnET2, may become non-exclusive if we fail to satisfy certain development and commercialization objectives. The termination or restriction of our rights under this or other licenses for any reason would likely reduce our future income, increase our costs and limit our ability to develop additional products. Although we believe we should be able to achieve such objectives, we may not be successful.

     The patent position of pharmaceutical and medical device firms generally is highly uncertain. Some of the risks and uncertainties include:

          * The patent applications owned by or licensed to us may not result in issued patents;
          * Our issued patents may not provide us with proprietary protection or competitive advantages;
          * Our issued patents may be infringed upon or designed around by others;
          * Our issued patents may be challenged by others and held to be invalid or unenforceable;
          * The patents of others may prohibit us from developing our products as planned; and
          * Significant time and funds may be necessary to defend our patents.

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

     The occurrence of any of these events described above could harm our competitive position. If such conflicts occur, or if we believe that such products may infringe on our proprietary rights, we may pursue litigation or other proceedings, or may be required to defend against such litigation. We may not be successful in any such proceeding. Litigation and other proceedings are expensive and time consuming, regardless of whether we prevail. This can result in the diversion of substantial financial, managerial and other resources from other activities. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related research and development activities or product sales.

WE HAVE LIMITED MANUFACTURING AND MARKETING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES.

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we intend to manufacture drugs and devices at some commercial levels, we have not yet manufactured any products under GMPs which can be released for commercial use, and we have limited experience in manufacturing in commercial quantities. We are licensed by the State of California to manufacture SnET2 bulk API at our Santa Barbara, California facility for clinical trial and other use. We currently manufacture the bulk API, the process up to the final formulation and packaging step, and have the ability to manufacture light producing devices and light delivery devices, and conduct other production and testing activities, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug product, light producing and light delivery devices and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities. We currently have the capacity, in conjunction with our manufacturing suppliers Fresenius and Iridex, to manufacture products at certain commercial levels and we believe we will be able to do so under GMPs with subsequent FDA approval. If we receive an FDA or other regulatory approval, we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we will need to expend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our commercial product sales, as well as our overall business growth could be limited, which in turn could prevent us from becoming profitable or viable as a business. Fresenius is the sole manufacturer of the final dose formulation of SnET2 and Iridex is currently the sole supplier of the light producing devices used in our AMD clinical trials. Both currently have commercial quantity capabilities. At this time, we have no readily available back-up manufacturers to produce the final formulation of SnET2 at commercial levels or back-up suppliers of the light producing devices. If Fresenius could no longer manufacture for us or Iridex was unable to supply us with devices, we could experience significant delays in production or may be unable to find a suitable replacement, which would reduce our revenues and harm our ability to commercialize our products and become profitable.

     We have no direct experience in marketing, distributing and selling our pharmaceutical or medical device products. We will need to develop a sales force or rely on our collaborators or licensees or make arrangements with others to provide for the marketing, distribution and sale of our products. We currently intend to rely on Iridex for any medical device needs for the AMD program. Our marketing, distribution and sales capabilities or current or future arrangements with third parties for such activities may not be adequate for the successful commercialization of our products.

OUR PRODUCTS MAY EXHIBIT ADVERSE SIDE EFFECTS THAT PREVENT THEIR WIDESPREAD ADOPTION OR THAT NECESSITATE WITHDRAWAL FROM THE MARKET.

     Our PhotoPoint PDT drug and device products may exhibit undesirable and unintended side effects that may prevent or limit their commercial adoption and use. One such side effect upon the adoption of our PhotoPoint PDT drug and device products as potential therapeutic agents may be a period of photosensitivity for a certain period of time after receiving PhotoPoint PDT. This period of photosensitivity is generally dose dependent and typically declines over time. Even upon receiving approval by the FDA and other regulatory authorities, our products may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. The manifestation of such side effects could cause our business to suffer.

ACCEPTANCE OF OUR PRODUCTS IN THE MARKETPLACE IS UNCERTAIN, AND FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS.

     Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

          * The establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products and diagnostic and/or imaging techniques. For example, if we are able to eventually obtain approval of our drugs and devices to treat cardiac restenosis we will have to demonstrate and gain market acceptance of this as a method of treatment over use of drug coated stents and other restenosis treatment options;
          * Pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators; and
          * The possibility that physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products.

     If our products are not accepted due to these or other factors our business will not develop as planned and may be harmed.

OUR ABILITY TO ESTABLISH AND MAINTAIN AGREEMENTS WITH OUTSIDE SUPPLIERS MAY NOT BE SUCCESSFUL AND OUR FAILURE TO DO SO COULD ADVERSELY AFFECT OUR BUSINESS.

     We depend on outside suppliers for certain raw materials and components for our products. Although most of our raw materials and components are available from various sources, such raw materials or components may not continue to be available to our standards or on acceptable terms, if at all, and alternative suppliers may not be available to us on acceptable terms, if at all. Further, we may not be able to adequately produce needed materials or components in-house. We are currently dependent on single, contracted sources for certain key materials or services used by us in our drug development, light producing and light delivery device development and production operations. We are seeking to establish relationships with additional suppliers, however, we may not be successful in doing so and may encounter delays or other problems. If we are unable to produce our potential products in a timely manner, or at all, our sales would decline, our development activities could be delayed or cease and as a result we may never achieve profitability.

WE MAY NOT HAVE ADEQUATE PROTECTION AGAINST PRODUCT LIABILITY OR RECALL, WHICH COULD SUBJECT US TO LIABILITY CLAIMS THAT COULD MATERIALLY HARM OUR BUSINESS.

     The testing, manufacture, marketing and sale of human pharmaceutical products and medical devices entails significant inherent, industry-wide risks of allegations of product liability. The use of our products in clinical trials and the sale of our products may expose us to liability claims. These claims could be made directly by patients or consumers, or by companies, institutions or others using or selling our products. The following are some of the risks related to liability and recall:

          * We are subject to the inherent risk that a governmental authority or third party may require the recall of one or more of our products;
          * We have not obtained product liability insurance that would cover a claim relating to the clinical or commercial use or recall of our products;
          * In the absence of product liability insurance, claims made against us or a product recall could result in our being exposed to large damages and expenses;
          * If we obtain product liability insurance coverage in the future, this coverage may not be available at a reasonable cost and in amounts sufficient to protect us against claims that could cause us to pay large amounts in damages; and
          * Liability claims relating to our products or a product recall could negatively affect our ability to obtain or maintain regulatory approval for our products.

     We currently do not expect to obtain product liability insurance until we have an approved product and begin distributing the product for commercial use. We plan to obtain product liability insurance to cover our indemnification obligations to Iridex for third party claims relating to any of our potential negligent acts or omissions involving our SnET2 drug technology or PhotoPoint PDT light device technology. A successful product liability claim could result in monetary or other damages that could harm our business, financial condition and additionally cause us to cease operations.

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

     We also rely upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our rights to our unpatented trade secrets and know-how.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, floods, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities are all located in the state of California and were subject to electricity blackouts as a consequence of a shortage of available electrical power. There is no guarantee that this electricity shortage has been permanently resolved, as such, we may again in the future experience unexpected blackouts. Though we do have back-up electrical generation systems in place, they are for use for a limited time and in the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we may not carry adequate business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could be substantial.

                          RISKS RELATED TO OUR INDUSTRY

WE ARE SUBJECT TO UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM.

     Our products may not be covered by the various health care providers and third party payors. If they are not covered, our products may not be purchased or sold as expected. Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for these products and related treatment will be available from government health administration authorities, private health insurers, managed care entities and other organizations. These payers are increasingly challenging the price of medical products and services and establishing protocols and formularies, which effectively limit physicians' ability to select products and procedures.
Uncertainty exists as to the reimbursement status of health care products, especially innovative technologies. Additionally, reimbursement coverage, if available, may not be adequate to enable us to achieve market acceptance of our products or to maintain price levels sufficient for realization of an appropriate return on our products.

     The efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect our business and financial condition as a biotechnology company. In foreign markets, pricing or profitability of medical products and services may be subject to government control. In the United States, we expect that there will continue to be federal and state proposals for government control of pricing and profitability. In addition, increasing emphasis on managed healthcare has increased pressure on pricing of medical products and will continue to do so. These cost controls may prevent us from selling our potential products profitability, may reduce our revenues and may affect our ability to raise additional capital.

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

     Some  of  the  risks  and   uncertainties  of  international   governmental
regulation include:

          * Foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries;
          * Our drug products may not qualify for the centralized review procedure or we may not be able to obtain a national market application that will be accepted by other European Union, or EU, member states;
          * Our devices must also meet the new Medical Device Directive effective in Europe in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a CE Mark authorized by a registered notified body of an EU member state prior to free sale in the EU; and
          * Registration and approval of a photodynamic therapy product in other countries, such as Japan, may include additional procedures and requirements, preclinical and clinical studies, and may require the assistance of native corporate partners.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID CHANGES IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES THAT COULD MAKE SOME OR ALL OF OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE. COMPETING PRODUCTS AND TECHNOLOGIES MAY MAKE SOME OR ALL OF OUR PROGRAMS OR POTENTIAL PRODUCTS NONCOMPETITIVE OR OBSOLETE.

     Our   industry  is  subject  to  rapid,   unpredictable   and   significant
technological change. Competition is intense. Well-known pharmaceutical, biotechnology, device and chemical companies are marketing well-established therapies for the treatment of AMD. Doctors may prefer familiar methods that they are comfortable using rather than try our products. Many companies are also seeking to develop new products and technologies for medical conditions for which we are developing treatments. Our competitors may succeed in developing products that are safer or more effective than ours and in obtaining regulatory marketing approval of future products before we do. We anticipate that we will face increased competition as new companies enter our markets and as the scientific development of PhotoPoint PDT evolves.

     We expect that our principal methods of competition with other photodynamic therapy companies will be based upon such factors as:

          *    The ease of administration of our photodynamic therapy;
          *    The degree of generalized skin sensitivity to light;
          *    The number of required doses;
          *    The safety and efficacy profile;
          * The selectivity of our drug for the target lesion or tissue of interest;
          *    The type, cost and price of our light systems;
          *    The cost and price of our drug; and
          * The amount reimbursed for the drug and device treatment by third-party payors.

     We cannot give any assurance that new drugs or future developments in photodynamic therapy or in other drug technologies will not harm our business. Increased competition could result in:

          *    Price reductions;
          *    Lower levels of third-party reimbursements;
          *    Failure to achieve market acceptance; and
          *    Loss of market share.

     Any of the above could have an adverse effect on our business. Further, we cannot give any assurance that developments by our competitors or future competitors will not render our technology obsolete.

WE FACE INTENSE COMPETITION AND OUR FAILURE TO COMPETE EFFECTIVELY, PARTICULARLY AGAINST LARGER, MORE ESTABLISHED PHARMACEUTICAL AND MEDICAL DEVICE COMPANIES, WILL CAUSE OUR BUSINESS TO SUFFER.

     Many of our competitors have substantially greater financial, technical and human resources than we do, and may also have substantially greater experience in developing products, conducting preclinical studies or clinical trials, obtaining regulatory approvals and manufacturing and marketing and distribution. Further, our competitive position could be harmed by the establishment of patent protection by our competitors. The existing competitors or other companies may succeed in developing technologies and products that are more safe, effective or affordable than those being developed by us or that would render our technology and products less competitive or obsolete.

     We are aware that other companies are marketing or developing certain products to prevent, diagnose or treat diseases for which we are developing PhotoPoint PDT. These products, as well as others of which we may not be aware, may adversely affect the existing or future market for our products. Competitive products may include, but are not limited to, drugs such as those designed to inhibit angiogenesis or otherwise target new blood vessels, certain medical devices, such as drug-eluting stents and other photodynamic therapy treatments.

     We are aware of various competitors involved in the photodynamic therapy sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sector include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharmaceuticals and Pharmacyclics. QLT's drug Visudyne has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Axcan and DUSA have photodynamic therapy drugs, both of which have received marketing approval in the United States - Photofrin(R) (Axcan Pharmaceuticals) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals / Berlex Laboratories) for the treatment of actinic keratoses, a dermatological condition. Pharmacyclics has a photodynamic therapy drug that has not received marketing approval, which is being used in certain preclinical studies and/or clinical trials for ophthalmology, oncology and cardiovascular indications. We are aware of other drugs and devices under development by these and other photodynamic therapy competitors in additional disease areas for which we are developing PhotoPoint PDT. These competitors as well as others that we are not aware of, may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

OUR INDUSTRY IS SUBJECT TO TECHNOLOGICAL UNCERTAINTY, WHICH MAY RENDER OUR PRODUCTS AND DEVELOPMENTS OBSOLETE AND OUR BUSINESS MAY SUFFER.

     The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our products under development or our technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical, biotechnology and device companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources.

     We are engaged in the development of novel therapeutic technologies, specifically photodynamic therapy. As a result, our resources are limited and we may experience technical challenges inherent in such novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic, diagnostic and imaging effects compared to our products. We are aware that three of our competitors in the market for photodynamic therapy drugs have received marketing approval of their product for certain uses in the United States or other countries. Our competitors may develop products that are safer, more effective or less costly than our products and, therefore, present a serious competitive threat to our product offerings.

     The widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our products even if commercialized. The diseases for which we are developing our therapeutic products can also be treated, in the case of cancer, by surgery, radiation and chemotherapy, and in the case of restenosis, by surgery, angioplasty, drug therapy and the use of devices to maintain and open blood vessels. These treatments are widely accepted in the medical community and have a long history of use. The established use of these competitive products may limit the potential for our products to receive widespread acceptance if commercialized.

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

OUR PRODUCTS ARE SUBJECT TO OTHER STATE AND FEDERAL LAWS, FUTURE LEGISLATION AND REGULATIONS SUBJECTING US TO COMPLIANCE ISSUES THAT COULD CREATE SIGNIFICANT ADDITIONAL EXPENDITURES AND LIMIT THE PRODUCTION AND DEMAND FOR OUR POTENTIAL PRODUCTS.

     In addition to the regulations for drug or device approvals, we are subject to regulation under state, federal or other law, including regulations for worker occupational safety, laboratory practices, environmental protection and hazardous substance control. We continue to make capital and operational expenditures for protection of the environment in amounts which are not material. Some of the risks and uncertainties related to laws and future legislation or regulations include:

               * Our future capital and operational expenditures related to these matters may increase and become material;
               * We may also be subject to other present and possible future local, state, federal and foreign regulation;
               * Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States, combined with the continuing efforts of governmental authorities to contain or reduce costs of health care, may result in the enactment of national health care reform or other legislation or regulations that impose limits on the number and type of medical procedures which may be performed or which have the effect of restricting a physician's ability to select specific products for use in certain procedures;
               * Such new legislation or regulations may materially limit the demand and manufacturing of our products. In the United States, there have been, and we expect that there will continue to be, a number of federal and state legislative proposals and regulations to implement greater governmental control in the health care industry;
               * The announcement of such proposals may hinder our ability to raise capital or to form collaborations; and
               * Legislation or regulations that impose restrictions on the price that may be charged for health care products or medical devices may adversely affect our results of operations.

     We are unable to predict the likelihood of adverse effects which might arise from future legislative or administrative action, either in the United States or abroad.

OUR BUSINESS IS SUBJECT TO ENVIRONMENTAL PROTECTION LAWS AND REGULATIONS, AND IN THE EVENT OF AN ENVIRONMENTAL LIABILITY CLAIM, WE COULD BE HELD LIABLE FOR DAMAGES AND ADDITIONAL SIGNIFICANT UNEXPECTED COMPLIANCE COSTS, WHICH COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONs.

     We are subject to federal, state, county and local laws and regulations relating to the protection of the environment. In the course of our business, we are involved in the handling, storage and disposal of materials that are classified as hazardous. Our safety procedures for the handling, storage and disposal of such materials are designed to comply with applicable laws and regulations. However, we may be involved in contamination or injury from these materials. If this occurs, we could be held liable for any damages that result, and any such liability could cause us to pay significant amounts of money and harm our business. Further, the cost of complying with these laws and regulations may increase materially in the future.

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




ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     All information required by this item is included on pages 56 - 77 in Item 14 of Part IV of this Report and is incorporated into this item by reference.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Miravant Medical Technologies

We have audited the accompanying consolidated balance sheets of Miravant Medical Technologies as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miravant Medical Technologies at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Miravant Medical Technologies will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, which have resulted in an accumulated deficit and a deficit in stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                     /S/ ERNST & YOUNG LLP

March 5, 2002
Woodland Hills, California



                                              CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                        2001                  2000
                                                                                 ------------------   -------------------
                                    Assets

Current assets:
   Cash and cash equivalents...............................................      $      1,458,000     $       1,935,000
   Investments in short-term marketable securities.........................             4,654,000            18,900,000
   Accounts receivable.....................................................             5,080,000               932,000
   Inventories.............................................................               395,000                    --
   Prepaid expenses and other current assets...............................               974,000               967,000
                                                                                 ------------------   -------------------
Total current assets.......................................................            12,561,000            22,734,000

Property, plant and equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,404,000             1,649,000
   Equipment...............................................................             5,447,000             5,882,000
   Leasehold improvements..................................................             3,382,000             4,538,000
                                                                                 ------------------   -------------------
                                                                                       10,261,000            12,097,000
   Accumulated depreciation................................................            (9,057,000)           (9,781,000)
                                                                                 ------------------   -------------------
                                                                                        1,204,000             2,316,000

Investments in affiliates..................................................               635,000               859,000
Deferred financing costs...................................................               913,000             1,287,000
Patents and other assets...................................................               852,000               831,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $     16,165,000      $     28,027,000
                                                                                 ==================   ===================

               Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable........................................................      $      2,535,000      $      2,665,000
   Accrued payroll and expenses............................................               786,000               638,000
                                                                                 ------------------   -------------------
Total current liabilities..................................................             3,321,000             3,303,000

Long-term liabilities:
   Long-term debt..........................................................            26,548,000            24,794,000
   Sublease security deposits..............................................                94,000                94,000
                                                                                 ------------------   -------------------
Total long-term liabilities................................................            26,642,000            24,888,000

Stockholders' equity (deficit):
   Common stock, 50,000,000 shares authorized; 18,876,075 and 18,576,503 shares issued and outstanding at December 31, 2001 and
     2000, respectively....................................................           161,496,000           158,842,000
   Notes receivable from officers..........................................              (822,000)             (487,000)
   Deferred compensation and interest......................................              (547,000)           (1,220,000)
   Accumulated other comprehensive loss....................................              (356,000)             (132,000)
   Accumulated deficit.....................................................          (173,569,000)         (157,167,000)
                                                                                 ------------------   -------------------
Total stockholders' equity (deficit).......................................           (13,798,000)             (164,000)
                                                                                 ------------------   -------------------
Total liabilities and stockholders' equity (deficit).......................      $     16,165,000      $     28,027,000
                                                                                 ==================   ===================

See accompanying notes.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Year ended December 31,
                                                                   2001                 2000                1999
                                                            -------------------  -------------------  ------------------
Revenues:
   License - contract research and development.......             $   302,000         $  4,481,000       $  13,996,000
   Bulk active pharmaceutical ingredient sales.......               4,306,000                   --                  --
   Royalties.........................................                  75,000                   --             143,000
   Grants............................................                      --              112,000             438,000
                                                            -------------------  -------------------  ------------------
Total revenues.......................................               4,683,000            4,593,000          14,577,000

Costs and expenses:
   Cost of goods sold................................                 934,000                   --                  --
   Research and development..........................              13,318,000           19,944,000          29,749,000
   Selling, general and administrative...............               6,078,000            6,273,000           7,473,000
   Loss in affiliate.................................                      --                   --             417,000
                                                            -------------------  -------------------  ------------------
Total costs and expenses.............................              20,330,000           26,217,000          37,639,000

Loss from operations.................................             (15,647,000)         (21,624,000)        (23,062,000)

Interest and other income (expense):
   Interest and other income.........................                 798,000            1,370,000           1,240,000
   Interest expense..................................              (2,139,000)          (2,254,000)           (434,000)
   Gain on sale of assets............................                 586,000                   --                  --
   Non-cash loss in investment.......................                       --          (3,485,000)                 --
                                                            -------------------  -------------------  ------------------
Total net interest and other income (expense)........                (755,000)          (4,369,000)            806,000
                                                            -------------------  -------------------  ------------------
Net loss.............................................           $ (16,402,000)     $   (25,993,000)    $   (22,256,000)
                                                            ===================  ===================  ==================
Net loss per share - basic and diluted...............           $       (0.88)     $         (1.42)    $         (1.25)
                                                            ===================  ===================  ==================
Shares used in computing net loss per share..........              18,647,071           18,294,525          17,768,670
                                                            ===================  ===================  ==================

See accompanying notes.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                Notes                       Accumulated
                                                             Receivable       Deferred        Other
                                      Common Stock              from        Compensation   Comprehensive    Accumulated
                                  Shares        Amount        Officers      and Interest       Loss           Deficit         Total
                               ------------ --------------- ------------- --------------- -------------- --------------- ----------
Balance at January 1, 1999......16,080,054  $ 135,989,000  $(1,525,000)   $ (2,896,000)   $ (2,964,000)  $(108,918,000) $19,686,000
   Comprehensive loss:
    Net loss....................        --             --           --              --              --     (22,256,000) (22,256,000)
    Unrealized loss in
     investment in Xillix.......        --             --           --              --        (760,000)             --     (760,000)
                                                                                                                       -------------
   Total comprehensive loss.....                                                                                        (23,016,000)
   Issuance of stock at $16.71 per
    share (net of approximately
    $324,000 of offering
    costs).....................  1,136,533     18,676,000           --              --              --              --   18,676,000
   Exercise of stock options and
    warrants....................    36,202         95,000           --              --              --              --       95,000
   Notes receivable from
    officers....................        --             --    1,065,000              --              --              --    1,065,000
   Issuance of stock awards.....    96,485        972,000           --              --              --              --      972,000
  Fulfillment of  obligations
   under  the   Securities
   Purchase Agreement and related
   amendments...................   688,996     (4,204,000)          --              --              --              --   (4,204,000)
  Deferred compensation and
   deferred interest related to
   warrants granted.............        --      1,203,000           --        (332,000)             --              --      871,000
  Amortization of deferred
   compensation.................        --             --           --       1,452,000              --              --    1,452,000
                               ------------ --------------- ------------- --------------- -------------- --------------- -----------
Balance at December 31, 1999....18,038,270  $ 152,731,000   $  (460,000)  $ (1,776,000)    $(3,724,000)  $(131,174,000) $15,597,000
   Comprehensive loss:
      Net loss..................        --             --            --             --              --     (25,993,000) (25,993,000)
      Net change in accumulated
       other comprehensive
       loss.....................        --             --            --             --       3,592,000              --    3,592,000
                                                                                                                       -------------
   Total comprehensive loss.....                                                                                        (22,401,000)
   Exercise of stock options
    and warrants................   486,979      4,414,000            --             --              --              --    4,414,000
   Issuance of stock awards.....    51,254        760,000            --             --              --              --      760,000
  Deferred compensation and
   deferred interest related to
   warrants granted and officer
   notes........................        --        937,000       (27,000)      (205,000)             --               --     705,000
  Amortization of deferred
    compensation................        --             --             --       761,000              --               --     761,000
                               ------------ --------------- -------------  --------------- -------------- --------------- ----------
Balance at December 31, 2000....18,576,503  $ 158,842,000    $  (487,000)  $(1,220,000)    $  (132,000)   $(157,167,000) $ (164,000)
   Comprehensive loss:
      Net loss..................        --             --             --            --              --      (16,402,000)(16,402,000)
      Net change in accumulated
       other comprehensive
       loss.....................        --             --             --            --        (224,000)              --    (224,000)
                                                                                                                       -------------
   Total comprehensive loss.....                                                                                        (16,626,000)
   Exercise of stock options and
    warrants....................    35,690        315,000             --            --              --               --     315,000
   Issuance of stock awards.....   263,882      2,255,000             --            --              --               --   2,255,000
  Non-cash contributions by
   Pharmacia Corporation........        --        194,000             --            --              --               --     194,000
  Officer notes.................        --             --       (335,000)           --              --               --    (335,000)
  Deferred compensation.........        --       (110,000)            --       110,000              --               --          --
  Amortization of deferred
   compensation.................        --             --             --       563,000              --               --     563,000
                                ------------ --------------- -------------  --------------- -------------- --------------- ---------
Balance at December 31, 2001....18,876,075  $ 161,496,000    $  (822,000)   $ (547,000)     $ (356,000)  $(173,569,000)$(13,798,000)
                                ============ =============== =============  =============== ============== =============== =========
See accompanying notes.






                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year ended December 31,
Operating activities:                                                    2001                 2000                 1999
                                                                    ----------------     ----------------     ---------------
    Net loss...............................................       $   (16,402,000)     $    (25,993,000)    $   (22,256,000)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Depreciation and amortization.......................             1,194,000             1,743,000           2,690,000
       Amortization of deferred compensation...............               563,000               761,000           1,452,000
       Non-cash loss in investment.........................                    --             3,485,000                  --
       (Gain) loss on sale of property, plant and equipment              (586,000)                   --              25,000
       Reserve for loan receivable from affiliate..........                    --                    --             250,000
       Stock awards........................................             2,255,000               760,000           1,006,000
       Non-cash interest and amortization of
         deferred financing costs on long-term debt........             2,288,000             2,231,000             379,000
       Reserve for patents.................................                    --                74,000             412,000
       Changes in operating assets and liabilities:
          Accounts receivable .............................            (4,148,000)            4,785,000          (2,679,000)
          Inventories......................................              (361,000)                  --                  --
          Prepaid expenses and other assets................               (33,000)              225,000            (235,000)
        Accounts payable and accrued payroll...............               (17,000)           (1,444,000)            596,000
                                                                  ------------------   ------------------  ------------------
    Net cash used in operating activities..................           (15,247,000)          (13,373,000)        (18,360,000)

Investing activities:
    Purchases of marketable securities.....................           (43,684,000)          (31,396,000)       (17,014,000)
    Sales of marketable securities.........................            57,930,000            16,117,000         13,393,000
    Loan to affiliate......................................                    --                    --           (250,000)
    Purchases of property, plant and equipment.............              (287,000)             (263,000)          (551,000)
    Sublease security deposits.............................                    --               (33,000)           127,000
    Proceeds from sale of property, plant and equipment....               863,000                    --                 --
    Purchases of patents...................................               (67,000)             (199,000)           (59,000)
                                                                  ------------------   ------------------  ------------------
    Net cash provided by (used in) investing activities....            14,755,000           (15,774,000)        (4,354,000)

Financing activities:
    Proceeds from issuance of Common Stock, less
       issuance costs......................................               315,000             4,414,000          18,737,000
    Proceeds from long-term debt...........................                    --             7,500,000          15,000,000
    Repayments (advances) of notes to officers.............              (300,000)                   --           1,065,000
     Payments for price protection obligations under the
       Amended Securities Agreement........................                    --                    --          (4,204,000)
                                                                  ------------------   ------------------  ------------------
    Net cash provided by financing activities..............                15,000            11,914,000          30,598,000

    Net (decrease) increase in cash and cash equivalents...              (477,000)          (17,233,000)          7,884,000

    Cash and cash equivalents at beginning of period.......             1,935,000            19,168,000          11,284,000
                                                                  ------------------   ------------------  ------------------
    Cash and cash equivalents at end of period.............       $     1,458,000      $      1,935,000     $    19,168,000
                                                                  ==================   ==================  ==================
Supplemental disclosures:
    State taxes paid.......................................       $        20,000      $          8,000     $       100,000
                                                                  ==================   ==================  ==================
    Interest paid..........................................       $            --      $         24,000     $            --
                                                                  ==================   ==================  ==================
See accompanying notes.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Accounting Policies

 Description of Business and Basis of Presentation

     Miravant Medical Technologies, or Miravant or the Company, is engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM) PDT, the Company's proprietary technologies for photodynamic therapy. The Company is located in Santa Barbara, California.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2001, the Company had an accumulated deficit of $173.6 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years. The Company is continuing its efforts in research and development and the preclinical studies and clinical trials of its products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of its product in order to achieve a level of revenues adequate to support the Company's cost structure. Executive management of the Company believes that with the implementation of a cost restructuring program in January 2002, it has sufficient resources to fund the current required expenditures through September 30, 2002. In addition, executive management also believes it can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and equity or debt financings prior to September 30, 2002. However, there can be no assurance that the Company will be successful in obtaining such financing or that financing will be available on favorable terms. If additional funding is not available when required, management believes it has the ability to conserve cash required for operations through December 31, 2002 by the delay or reduction in scope of one or more of its research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating and overhead expenditures to conserve cash to be used in operations.

     The  preparation of  consolidated  financial  statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements.

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

Marketable Securities

     Marketable securities consist of short-term, interest-bearing corporate bonds, U.S. Government obligations and municipal obligations. Marketable securities of $4.7 million and $18.9 million consisted of short-term, interest-bearing municipal bonds and corporate stocks and bonds as of December 31, 2001 and 2000, respectively. The Company has established investing guidelines relative to concentration, maturities and credit ratings that maintain safety and liquidity.

     In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2001 and 2000, all marketable securities and certain investments in affiliates were classified as "available-for-sale." Available-for-sale securities and investments are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned. Declines in value determined to be other-than-temporary on available-for-sale securities are listed separately as a non-cash loss in investment in the consolidated financial statements.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. The Company manufactures the bulk active pharmaceutical ingredient, or bulk API, for its lead drug candidate, SnET2, which can be used in preclinical studies and clinical trials and possibly for future potential commercial sales. Inventories consist of raw materials necessary to produce additional bulk API lots, work in process and finished lots. Inventories are shown net of applicable reserves and allowances. There were no inventories recorded in 2000. Inventories consisted of the following at December 31, 2001:


       Raw materials....................................   $  65,000
       Work in process..................................     264,000
       Finished goods...................................      66,000
                                                         ------------
       Total inventories................................   $ 395,000
                                                         ============

     All inventories outstanding at December 31, 2001 were subsequently sold to Pharmacia Corporation, or Pharmacia, and payment is pending pursuant to the Contract Modification and Termination Agreement as described further in Note 12.

Investments in Affiliates

     Investments in affiliates owned more than 20% but not in excess of 50%, where the Company is not deemed to be able to exercise significant influence, are recorded under the equity method. Investments in affiliates, owned less than 20%, where the Company is not deemed to be able to exercise significant influence, are recorded under the cost method. Under the equity method, investments are carried at acquisition cost and generally adjusted for the proportionate share of the affiliates' earnings or losses. Under the cost method, investments are recorded at acquisition cost and adjusted to fair market value based on the investment classification.

     In December 1996, the Company purchased an equity interest in Ramus Medical Technologies or Ramus for $2.0 million. The investment was accounted for under the equity method because the investment was more than 20% but not in excess of 50% of Ramus' outstanding common stock and the Company was not deemed to be able to exercise significant influence. As the Company was the main source of financing for Ramus, the Company conservatively recorded 100% of Ramus' loss to the extent of the investment made by the Company. The investment in Ramus has been fully reserved for as of December 31, 2001 and 2000, respectively.

     In June 1998, the Company purchased an equity interest in Xillix Technologies Corp. or Xillix. The Company received 2,691,904 shares of Xillix common stock, in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock. The investment has been accounted for under the cost method and classified as available-for-sale. See Note 10 for further discussion on the Company's investment in Xillix.

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

Furniture and fixtures            5 years
Equipment                         3 - 5 years
Leasehold improvements            5 years or the remaining life of the lease
                                  term, whichever is shorter

Patents and Other Assets

     Costs of acquiring patents are capitalized and amortized on the straight-line basis over the estimated useful life of the patents of seventeen years. Accumulated amortization was $377,000 and $305,000 at December 31, 2001 and 2000, respectively. The costs of servicing the Company's patents are expensed as incurred. Also included in this caption are deposits and other miscellaneous non-current assets.

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

     In October 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first quarter of 2002 and its adoption is not expected to have a material effect on the Company's consolidated financial statements.

Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB Opinion, No. 25 and related interpretations including Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" in accounting for its stock option plans.

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

 Revenue Recognition

     The Company recognizes revenues from product sales based on when ownership of the product transfers to the customer and when collectibility is reasonably assured. Sales of bulk API to Pharmacia Corporation, or Pharmacia, is recorded as revenue in the period when the product is received by Pharmacia at their facility. Our current licensing revenues represent reimbursements from Pharmacia for out-of-pocket expenses incurred in our preclinical studies and clinical trials for the SnET2 PhotoPoint PDT treatment for age related macular degeneration, or AMD. These licensing revenues are recognized in the period when the reimbursable expenses are incurred. Grant income is recognized in the period in which the grant related expenses are incurred and royalty income is recognized in the period in which the royalties are earned.

Research and Development Expenses

     Research and development costs are expensed as incurred. Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, preclinical study costs, clinical trial and related clinical device and drug manufacturing costs, contract services and other outside costs. The acquisition of technology rights for research and development projects and the value of equipment and drug product for specific research and development projects, with no alternative future use, are also included in research and development expenses.

Segment Reporting

     The Company is engaged principally in one aggregated line of business, the research and development of drugs and medical device products for the use in the Company's proprietary technologies for photodynamic therapy.

Comprehensive Loss

     The Company has elected to report other comprehensive loss in the consolidated statements of stockholders' equity with the change in accumulated other comprehensive loss consisting of the following:


                                                                              2001              2000                 1999
                                                                         --------------    ---------------    ------------------
         Unrealized   holding   gains   (losses)   arising   from
           available-for-sale securities..........................      $    (224,000)    $       107,000           $  (760,000)
         Reclassification adjustment for non-cash loss in
           investment recognized in net loss .....................                 --           3,485,000                   --
                                                                         --------------    ---------------    ------------------
         Net (increase) decrease  in accumulated other
           comprehensive loss ....................................       $   (224,000)    $    3,592,000            $  (760,000)
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

Recent Accounting Pronouncements

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 has not had a material effect on the Company's consolidated financial statements.

2.        Collaborative Funding and Credit Arrangements

     The following represents a description of the Company's past agreements entered into with Pharmacia. In March 2002, the 2001 Credit Agreement and the Manufacturing Facility Asset Purchase Agreement were significantly modified and/or terminated by the Contract Modification and Termination Agreement. See
Note 12 for further discussion of the modifications and terminations of the agreements with Pharmacia.

Credit Agreements

     In February 1999, the Company and Pharmacia entered into a Credit Agreement which extended to the Company $22.5 million in credit to be used to support the Company's ophthalmology, oncology and other development programs, as well as for general corporate purposes. The Credit Agreement allowed for the Company to issue promissory notes for each quarterly loan received and for the quarterly interest amounts due on the amounts borrowed until December 2000. Beginning in 2001, the Company was allowed to continue to issue promissory notes for the quarterly interest due for any quarter in which its adjusted net earnings, as described by the Credit Agreement, was less than the quarterly interest due. The promissory notes, which accrue interest at the prime rate, mature in June 2004.

     The Company received four quarterly loans for a total of $15.0 million in 1999 and received the final two quarterly loans for a total of $7.5 million in 2000. In connection with the receipt of these loans, the Company issued 360,000 warrants to purchase Miravant Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for the last 120,000 shares. The Company issued promissory notes for the $22.5 million principal balance as well as promissory notes totaling $379,000 in 1999, $1.9 million in 2000 and $1.8 million in 2001 for the quarterly interest due. The interest rate for these notes was 4.75% at December 31, 2001. Additionally, the warrants granted, which have been valued at $1.7 million using the Black-Scholes valuation model, have been recorded as deferred financing costs on the balance sheet and were being amortized on a straight-line basis to interest expense over the life of the loans.

     In connection with the Credit Agreement, the Company and Pharmacia amended the 1998 Amendments of the License Agreements to eliminate the remaining future cost reimbursements for oncology and urology and any future milestone payments in age-related macular degeneration or AMD.

     In May 2001, the Company and Pharmacia finalized a funding arrangement that could have provided the Company up to $20.0 million in additional funding. See
Note 12 for further discussion of the modifications and terminations of the agreements with Pharmacia. The $20.0 million of potential funding consisted of the following agreements:

Amended and Restated Credit Agreement

     In May 2001, the Company entered into an Amended and Restated Credit Agreement, or 2001 Credit Agreement with Pharmacia. Under this agreement, which amended and restated the previous $22.5 million Credit Agreement entered into with Pharmacia in February 1999, Pharmacia could have provided up to an additional $13.2 million in credit to the Company beginning in April 2002. The loans available under the 2001 Credit Agreement were subject to certain conditions and are allocated into two separate borrowing amounts. Up to $3.2 million would be available to the Company beginning April 1, 2002. Up to an additional $10.0 million would be available to the Company beginning July 1, 2002 provided: (i) Pharmacia has filed a New Drug Application with the U.S. Food and Drug Administration for the SnET2 PhotoPoint PDT for AMD; or (ii) the SnET2 Phase III clinical trial data meet certain clinical statistical standards as defined by the clinical trial protocols. The borrowings under the 2001 Credit Agreement would accrue interest based on the prime rate.

Manufacturing Facility Asset Purchase Agreement, or Asset Purchase Agreement

     Under  this  agreement,  Pharmacia  issued  a  purchase  order  to buy  the
Company's  existing  SnET2  bulk API  inventory  at cost for $2.2  million.  The existing bulk API inventory had been previously expensed in research and development costs in prior periods. Pharmacia also committed to buy up to an additional $2.8 million of the bulk API which would be manufactured by the Company through March 2002. Additionally, Pharmacia agreed to purchase the manufacturing equipment necessary to produce the bulk API for $863,000, its fair market value as appraised by an independent appraisal firm. The sale of the bulk API manufacturing equipment resulted in a gain on sale of property, plant and equipment of $586,000. Sales of bulk API manufactured and shipped through December 31, 2001, were paid by Pharmacia directly into an inventory escrow account. The inventory escrow account was released to the Company in full in January 2002. The equipment escrow account, containing a principal balance of $863,000, was scheduled to be released in June 2002. The interest earned by these accounts accrued to the Company and was available upon the release of each escrow account. The escrow accounts will secure certain indemnification obligations with respect to the purchase of the bulk API manufacturing equipment. Management believes such indemnification obligations are of routine nature and under the Company's control; therefore, these obligations did not result in a charge against the funds in escrow. All amounts received into escrow are recorded as accounts receivable until the amounts are released.

3.        Stockholders' Equity

Collaboration with Pharmacia

     In January 1999, the Company and Pharmacia entered into an Equity Investment Agreement pursuant to which Pharmacia purchased from the Company 1,136,533 shares of the Company's Common Stock for an aggregate purchase price of $19.0 million, or $16.71 per share. This price included a premium of approximately 20% over the ten-day average per share closing price of the Common Stock through January 14, 1999. The shares purchased under the 1999 Equity Investment Agreement are in addition to Pharmacia's original equity investment of $13.0 million in 1995 in connection with the original SnET2 license agreement, under which Pharmacia received 725,001 shares of the Company's Common Stock.

Private Placements

     In September and October 1997, the Company completed three private equity placements, through separate Securities Purchase Agreements, totaling $70.8 million, which provided net proceeds to the Company of $68.2 million. The private placements included three separate purchasers for 900,000 shares, 500,000 shares and 16,000 shares for a total of 1,416,000 shares of Common Stock issued at $50.00 per share, as well as one detachable Common Stock warrant for each share of Common Stock purchased. With respect to the 1,416,000 warrants issued in connection with these private placements, 50% were exercisable at $55.00 per share and 50% were exercisable at $60.00 per share. Additionally, the Securities Purchase Agreements provided price protection provisions that if on the first anniversary of the closing of the purchase, the thirty day average closing bid price of the Common Stock for the period ending on the trading day prior to the anniversary date is less than the closing price paid by the purchasers, then the Company shall pay each purchaser additional cash or stock, or a combination of both, as determined by the Company at its sole option.

     Effective June 30, 1998, the Company entered into an Amended Securities Purchase Agreement or Amendment Agreement with the purchasers of 900,000 shares under the Securities Purchase Agreement. Included among the provisions of the Amendment Agreement was a change in the price protection provisions. Under the Amendment Agreement, the Company's obligation under the price protection provision was spread out over an eight month period beginning August 1, 1998 and ending March 1, 1999, and was determined by the difference between the original purchase price and the thirty day average closing bid price of the Common Stock on the first day of each month beginning August 1st and ending March 1st (each a "measurement date"). Additionally, the Amendment Agreement included repurchase provisions which provided that the Company also had the option to repurchase all or a part of the purchasers' shares at the original closing price of $50.00 per share and thus eliminate all of the purchasers' rights under the price protection provisions of the Amendment Agreement and the Securities Purchase Agreement.

     Under the Amendment Agreement, the exercise price of the original warrants issued to the purchasers of 900,000 shares under the Securities Purchase Agreement was reduced to $35.00. In addition, under the terms of the Amendment Agreement, the Company was required to issue an additional 450,000 warrants to these purchasers at an exercise price of $35.00 per share. The original 900,000 warrants and the additional 450,000 warrants expired on December 25, 2001 and were cancelled accordingly.

     In accordance with the price protection provisions of the Amendment Agreement, the Company repurchased 337,500 shares subject to the repurchase provisions of the Amendment Agreement at a cost of $16.9 million. This repurchase eliminated the Company's obligation to issue additional shares or pay cash under the amended price protection provisions for the August 1, September 1 and October 1, 1998 measurement dates. For the November 1 and December 1, 1998 measurement dates, the Company fulfilled its price protection obligation by electing to pay the purchasers cash, which amounted to $4.6 million and $4.0 million, respectively. In addition, the Company fulfilled its price protection obligations for the January 1, February 1, and March 1, 1999 measurement dates by electing to pay the purchasers cash and Common Stock, with the cash portion amounting to $1.2 million, $1.3 million and $1.7 million, respectively and the Common Stock portion amounting to 199,746 shares, 207,072 shares and 282,178 shares, respectively. The Company has satisfied all of its price protection obligations under the Amendment Agreement and, as such, the Company has no further price protection obligations under this agreement to any of these parties.

     In October 1998, for the purchasers of 500,000 shares under the October 1997 private placements, the Company satisfied its price protection obligation by issuing an additional 2,364,907 shares of Common Stock. Additionally, the Company amended their warrant agreements by changing the warrant exercise price to $20.00 per share and reducing the number of warrant shares issued from 500,000 warrants to 450,000 warrants. These warrant agreements were subsequently amended again in September 2001 to extend the expiration date to December 31, 2003 and reduce the exercise price to $10.00 per share. As of December 31, 2001, the 450,000 warrants were all exercisable and none had been exercised.

     Also, in October 1998, for the purchasers of 16,000 shares, the Company satisfied its price protection obligation by issuing an additional 79,473 shares of Common Stock. The warrants to purchase 16,000 shares issued to these purchasers were not repriced or extended. As such, these warrants expired on December 31, 2001 and were cancelled accordingly.

Preferred Stockholder Rights Plan

     On July 13, 2000, the Board of Directors of the Company adopted a Preferred Stockholder Rights Plan, or the Rights Plan. Under the Rights Plan, Miravant has issued a dividend of one right for each share of its Common Stock held after the close of business on July 31, 2000. The Rights Plan is designed to assure stockholders' fair value in the event of a future unsolicited business combination or similar transaction involving the Company. This Rights Plan was not adopted in response to any attempt to acquire the Company, and Miravant is not aware of any such efforts.

     The rights will become exercisable only if a person or group (i) acquires 20% or more of Miravant's Common Stock, or (ii) announces a tender offer that would result in ownership of 20% or more of the Common Stock. In April 2001, the Rights Plan was amended to increase the trigger percentage from 20% to 25% as it applies to Pharmacia and excluded shares acquired by Pharmacia in connection with our 2001 Credit Agreement with Pharmacia, and from the exercise of warrants held by Pharmacia. Each right would entitle a stockholder to buy a fractional share of the Company's preferred stock. Each right has an initial exercise price of $180.00. Once the acquiring person or group has acquired 20% or more of the outstanding Common Stock of Miravant, each right shall entitle its holder (other than the acquiring person or group) to acquire shares of the Company or of the third party acquirer having a value of twice the right's then-current exercise price.

     The rights are redeemable at the option of the Board of Directors up until ten days after public announcement that any person or group has acquired 20% or more of Miravant's Common Stock. The redemption price is $0.001 per right. The rights will expire on July 31, 2010, unless redeemed prior to that date. Distribution of the rights is not taxable to stockholders.

Notes Receivable from Officers

     In December 1997, the Compensation Committee of the Board of Directors recommended, and subsequently approved, non-recourse equity loans in varying amounts for the Company's Chief Executive Officer, President and Chief Financial Officer. The notes, which accrue interest at a fixed rate of 5.8% and are payable in five years, were awarded specifically for the purpose of exercising options to acquire the Company's Common Stock and for paying the related option exercise price and payroll taxes. The notes are collateralized by the underlying shares acquired upon exercise. In January 1999, the Company adjusted the loan balances to reflect a change in the amount of payroll taxes due. Payroll taxes of $961,000, originally withheld in 1998, were refunded to the Company by the applicable taxing agencies during 1999. As of December 31, 2001 the total balance of these loans was $147,000. Additionally, in 1998 and 2001, the Board of Directors approved two separate secured loans made to the Company's Chief Executive Officer; the loans accrue interest at fixed rates between 4.7% and 5.5% and as of December 31, 2001 and 2000, had a total balance of $675,000 and $348,000, respectively.

Stock Option Plans

     The Company has six stock-based compensation plans which are described below: the 1989 Plan, the 1992 Plan, the 1994 Plan, the 1996 Plan or, as a group, the Prior Plans, the Miravant Medical Technologies 2000 Stock Compensation Plan or the 2000 Plan and the Non-Employee Directors Stock Option Plan or the Directors' Plan. As disclosed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans.

     The Prior Plans provided for the grant of both incentive stock options and non-statutory stock options. Stock options were granted under these plans to certain employees, corporate officers, non-employee directors and consultants. The purchase price of incentive stock options must equal or exceed the fair market value of the Common Stock at the grant date and the purchase price of non-statutory stock options may be less than fair market value of the Common Stock at grant date. Effective June 14, 2000, the Prior Plans were superseded with the adoption of the 2000 Plan except to the extent of options outstanding under the Prior Plans. The Company has allocated 300,000 shares, 750,000 shares, 600,000 shares and 4,000,000 shares for the 1989 Plan, the 1992 Plan, the 1994 Plan and the 1996 Plan, respectively. The outstanding shares granted under the Prior Plans generally vest in equal annual installments over four years beginning one year from the grant date and expire ten years from the original grant date. No further grants will be issued from the Prior Plans.

     The 2000 Plan provides for awards which include incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance shares, stock payments and dividend equivalent rights. Included in the 2000 Plan is an employee stock purchase program which has not yet been implemented. Officers, key employees, directors and independent contractors or agents of the Company may be eligible to participate in the 2000 Plan, except that incentive stock options may only be granted to employees of the Company. The 2000 Plan supersedes and replaces the Prior Plans and the Directors' Plan, except to the extent of options outstanding under those plans. The purchase price for awards granted from the 2000 Plan may not be less than the fair market value at the date of grant. The maximum amount of shares that could be awarded under the 2000 Plan over its term is 6,000,000 shares, of which 1,031,000 shares have been granted as of December 31, 2001. Awards granted under the 2000 Plan expire on the date determined by the Plan Administrators as evidenced by the award agreement, but shall not expire later than ten years from the date the award is granted except for grants of restricted shares which expire at the end of a specified period if the specified service or performance conditions have not been met.

Stock Options

     In connection with certain employment agreements and/or related to service performance, the Company has granted its executives, directors and eligible employees, non-qualified stock options to purchase shares of Common Stock. The options generally become exercisable in equal installments over four years beginning one year from the grant date and expire ten years from the original grant date. The following table summarizes all stock option activity:

                                                               Weighted
                                                                Average
                                           Exercise price      Exercise              Stock
                                              per share          Price              Options
---------------------------------------------------------------------------------------------
Outstanding at January 1, 1999..........  $ 0.67  -  55.50    $ 19.03           2,434,856
   Granted..............................    7.00  -  13.31      10.98             856,875
   Exercised............................    4.00  -   8.00       5.49             (29,952)
   Canceled.............................    6.00  -  40.00      20.90            (103,853)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 1999........    0.67  -  55.50      16.91           3,157,926
   Granted..............................    9.28  -  21.31       9.80           1,015,500
   Exercised............................    4.00  - 15.00        8.69             (96,298)
   Canceled.............................    8.00  - 28.00       14.60             (29,826)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 2000........    0.67  - 55.50       15.34           4,047,302
   Granted..............................    7.25  - 10.68        8.67             608,000
   Exercised............................    0.67  -  9.31        8.84             (35,690)
   Canceled.............................    7.63  - 28.00        9.99             (60,500)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 2001........  $ 1.00  - 55.50     $ 14.60           4,559,112
---------------------------------------------------------------------------------------------

Options outstanding by price range at
   December 31, 2001....................  $ 1.00  -  6.00     $  2.64             575,356
                                          $ 7.13  -  9.00     $  8.44             626,518
                                          $ 9.28  - 12.00     $  9.68           1,523,500
                                          $12.50  - 13.31     $ 13.14             576,675
                                          $15.00  - 28.00     $ 22.12             455,063
                                          $29.63  - 55.50     $ 34.12             802,000
Exercisable at:
December 31, 1999.......................  $ 0.67  - 55.50     $ 17.01           1,499,069
December 31, 2000.......................  $ 0.67  - 55.50     $ 17.99           1,955,916
December 31, 2001.......................  $ 1.00  - 55.50     $ 16.76           2,815,521


     In accordance with APB Opinion No. 25 and related interpretations and in connection with accounting for the Company's stock-based compensation plans, the Company recorded $80,000 and $15,000 for the years ended December 31, 2000 and 1999, respectively, with respect to variable stock options and options granted at less than fair value. Additionally, in January 1998, the Company issued loans to the Chief Executive Officer, President and Chief Financial Officer for the purpose of exercising stock options. In accordance with the accounting guidance for these types of loans, the Company recorded deferred compensation of $2.7 million related to these loans. The Company recorded $538,000, $540,000 and $540,000 of compensation expense related to these loans for each of the years ended December 31, 2001, 2000 and 1999, respectively.

     If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:




                                                         2001                   2000                 1999
     ----------------------------------------- -------------------- ----------------------- --------------------
     Net loss
        As reported......................            $ (16,402,000)           $ (25,993,000)       $ (22,256,000)
        Pro forma........................            $ (21,010,000)           $ (32,063,000)       $ (28,511,000)

     Loss per share - basic and diluted
        As reported......................            $      (0.88)            $      (1.42)         $     (1.25)
        Pro forma........................            $      (1.13)            $      (1.75)         $     (1.61)
     ----------------------------------------- -------------------- ----------------------- --------------------


     The fair value of each option grant was estimated using the Black-Scholes option pricing model using the Multiple Option approach whereby a separate fair value is computed for each vesting increment of an option. The following assumptions were used:


                                                         2001                   2000                 1999
     ----------------------------------------- -------------------- ----------------------- -------------------
     Expected dividend yield.............                 0%                     0%                   0%
     Expected stock price volatility.....                50%                     50%                 50%
     Risk-free interest rate.............           3.50% - 5.25%           5.75% - 6.00%       6.17% - 6.77%
     Expected life of options............            2 - 4 years             2 - 4 years         2 - 4 years
     ----------------------------------------- -------------------- ----------------------- -------------------

     The above assumptions are highly subjective, in particular the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

     The weighted average remaining contractual life of options outstanding at December 31, 2001, 2000 and 1999 was 6.25 years, 7.1 years and 7.1 years, respectively.

Warrants

     From time to time warrants are issued to consultants of the Company or will be issued in connection with an equity investment in the Company or in connection with other private placements. The following is a description of the significant warrants that have been issued over time:

1993 and 1994 Warrants

     In 1993 and 1994, the Company issued detachable Common Stock warrants in connection with a private placement offering and a corporate partner to purchase a total of 685,714 shares. Each warrant provided for the purchase of one share of Common Stock at $8.00 per share with the warrants expiring on December 31, 2000. Warrants to purchase 156,115 shares and 1,563 shares of Common Stock were exercised during 2000 and 1999, respectively. As of December 31, 2000, warrants to purchase 45,311 shares of Common Stock expired and were cancelled accordingly and no further warrants are outstanding under the 1993 and 1994 private placements.

1994 Convertible Note Warrants

     In December 1994, the holders of $2.4 million in principal amount of convertible notes exchanged their notes for shares of Common Stock at $8.00 per share for 297,776 shares of Common Stock. The conversion also provided the noteholders with one warrant for every two shares of Common Stock converted for total warrants covering 148,888 shares of Common Stock. Each warrant provided for the purchase of one share of Common Stock at $8.00 per share and expired December 31, 2000. Warrants to purchase 65,566 shares and 4,687 shares of Common Stock were exercised during 2000 and 1999, respectively. As of December 31, 2000, the remaining warrants to purchase 17,186, shares of Common Stock expired and were cancelled accordingly and no further warrants are outstanding under the 1994 convertible notes.

1995 Selling Agent and Consultant Warrants

     In January 1995, in connection with a loan received from a principal of its designated selling agent, the Company issued warrants to purchase 15,000 shares of Common Stock. Each warrant provided for the purchase of one share of Common Stock at $10.67 per share with the warrants expiring December 31, 2000. Warrants to purchase all 15,000 shares of Common Stock were exercised during 2000.

     During 1995 in connection  with our initial  public  offering,  the Company issued warrants to purchase 805,000 shares of Common Stock to various consultants. Warrants covering 770,000 shares provided for the purchase of one share of Common Stock at $10.67 per share with the warrants expiring April 11, 2000. Warrants covering 35,000 shares provided for the purchase of one share of Common Stock at $34.75 per share with the warrants expiring November 20, 2000. Warrants to purchase 154,000 shares of Common Stock were exercised during 2000. As of December 31, 2000, warrants to purchase 651,000 shares of Common Stock expired and were cancelled accordingly and no further warrants are outstanding under the 1995 consultant warrants.

Consultant Warrants

     During 1997 and 1998, in connection with consulting agreements and a co-development agreement, the Company issued warrants to purchase a total of 342,000 shares of Common Stock to various consultants. These warrants were priced at the fair market value on the date of grant and the prices ranged from $7.00 to $28.75 per share with expiration dates ranging from April 2001 through October 2008. During 1999, 2000 and 2001 in connection with consulting agreements, the Company issued warrants to purchase a total of 145,000 shares of Common Stock to various consultants. These warrants were priced at the fair market value on the date of grant and the prices ranged from $7.00 to $13.31 per share with expiration dates ranging from June 2004 through January 2010. The consulting agreements can be terminated by the Company at any time with only those warrants vested as of the date of termination exercisable. None of the above warrants were exercised in 2001, 2000 or 1999. As of December 31, 2001, warrants to purchase 20,000 shares of Common Stock expired and were cancelled accordingly. The Company recorded an increase to deferred compensation associated with the value of these warrants of $205,000 and $276,000 in 2000 and 1999, respectively, and for the year ended December 31, 2001, the Company reduced deferred compensation by $109,000. The fluctuations in deferred compensation are a result of variable accounting combined with a fluctuating stock price from period to period. The Company recorded compensation expense of $25,000, $224,000 and $843,000 for the years ended December 31, 2001, 2000 and
1999 respectively.

1997 Private Placements

     In 1997, in connection with three private equity placements as previously discussed, the Company issued warrants to purchase 1,416,000 shares of Common Stock with 50% of the warrants exercisable at $55.00 per share and 50% exercisable at $60.00 per share expiring in December 2001. For the purchasers of 900,000 shares, the warrant price was amended to be $35.00 per share and an additional 450,000 warrants at $35.00 per share were issued in accordance with the Amendment Agreement. These additional warrants also expired in December 2001. For the purchasers of 500,000 shares, the Company amended their warrant agreements by changing the warrant exercise price to $20.00 per share, reducing the number of warrant shares issued from 500,000 warrants to 450,000 warrants and adding a call provision to the warrant agreement allowing the Company to require the exercise of the warrants according to the terms of the amended warrant agreements. These warrants were subsequently amended again in September 2001, to extend the expiration date to December 31, 2003 and reduce the exercise price to $10.00 per share. In addition, in connection with these private equity placements, the Company also issued warrants to purchase 250,000 shares of Common Stock to various selling agents. In September 2001, the terms of these warrants were amended to extend the expiration date to December 31, 2003 and the exercise price was reduced to $20.00 per share. As of December 31, 2001, none of the 1997 private placement warrants had been exercised. As of December 31, 2001, warrants to purchase 1,366,00 shares of Common Stock expired and were cancelled accordingly.

Pharmacia Warrants

     During 1999 and 2000, in connection with the loans received under the Credit Agreement with Pharmacia, the Company issued 360,000 warrants to purchase Common Stock at an exercise price of $11.87 per share for 120,000 shares issued on May 10, 1999, $14.83 per share for 120,000 shares issued on November 12, 1999 and $20.62 per share for the final 120,000 shares issued on May 23, 2000. The warrants expire 5 years from the date of issuance. As of December 31, 2001 none of the warrants had been exercised.

     As of December 31, 2001, the Company has warrants outstanding to purchase a total of 1,513,000 shares of its Common Stock at an average exercise price of $13.55, with expiration dates ranging from June 2002 through January 2010. The following table provides further detail on the warrants outstanding by price range:


                                                             Weighted
                                                             Average
                                          Exercise price     Exercise   Warrant
                                             per share        Price      Shares
===============================================================================
Warrants outstanding by price range at
   December 31, 2001....................  $ 7.00  -   9.31    $  7.23    275,000

                                          $10.00  -  10.01    $ 10.00    449,100
                                          $11.87  -  20.00    $ 16.33    618,900
                                          $20.62  -  30.75    $ 22.99    170,000
                                          --------------------------------------
Total warrants outstanding at
   December 31, 2001....................  $ 7.00  -  30.75    $ 13.55  1,513,000
================================================================================



4.       Employee Benefit Plans

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

     In December 1996, the Board of Directors approved the Miravant Medical Technologies 401(k) - Employee Stock Ownership Plan or the ESOP which provides substantially all employees with the opportunity for long-term benefits. The ESOP was implemented by management on July 1, 1998 and operates on a calendar year basis. In conjunction with the ESOP, the Company registered with the Securities and Exchange Commission 300,000 shares of the Company's Common Stock for purchase by the ESOP. The ESOP provides for eligible employees to allocate pre-tax deductions from payroll which are used to purchase the Company's Common Stock at fair market value on a bi-weekly basis. The ESOP also provides for a discretionary contribution made by the Company based on the amounts contributed by the participants. The amount to be contributed by the Company is determined by the Board of Directors prior to the start of each plan year. Company contributions, which the Board of Directors determined to be 100% for the 2001, 2000 and 1999 plan years, are made on a quarterly basis and vest over a five year period. Total Company matching contributions for 2001, 2000 and 1999 were not significant.

5.        Provision for Income Taxes

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards, credits and temporary differences between the financial statements and tax basis of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:




                                                             2001                            2000
                                                 ----------------------------------------------------------------
                                                    Current      Non-current       Current       Non-current
                                                 --------------------------------------------------------------
      Deferred tax assets:
        Uniform capitalization................       $ 75,000     $      --       $       --    $         --
        Other accruals and reserves...........        168,000            --          131,000              --
        Capitalized research and development..             --       778,000               --         778,000
        Non-cash loss in investment...........                                                     1,493,000
        Net operating losses and tax credits..             --    71,057,000               --      60,298,000
                                                 --------------------------------------------------------------
      Total deferred tax assets...............        243,000    71,835,000          131,000      62,569,000
      Deferred tax liabilities:
        Amortization and depreciation                               953,000                          230,000
        expense.                                                                          --
        Federal benefit for state income taxes         17,000     2,677,000            9,000       2,556,000
                                                 --------------------------------------------------------------
      Total deferred tax liabilities..........         17,000     3,630,000            9,000       2,786,000
                                                 --------------------------------------------------------------
      Net deferred tax assets.................        226,000    68,205,000          122,000      59,783,000
      Less valuation reserve..................       (226,000)  (68,205,000)        (122,000)    (59,783,000)
                                                 --------------------------------------------------------------
                                                    $      --   $        --        $      --    $         --
                                                 ==============================================================

     The Company has net operating loss carryforwards for federal tax purposes of $171.5 million, which expire in the years 2002 to 2022. Research credit carryforwards aggregating $8.7 million are available for federal and state tax purposes and expire in the years 2002 to 2021. The Company also has a state net operating loss carryforward of $46.4 million which expires in the years 2002 to 2006. Of the $46.4 million in state net operating loss carryforwards, $17.5 million will expire during 2002 and 2003. Under Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating losses may be limited based on changes in the percentage of ownership in the Company.

6.        Commitments and Contingencies

     The Company has entered into agreements with various parties to perform research and development and conduct clinical trials on behalf of the Company. For the research and development agreements, the Company has the right to use and license, patent and commercialize any products resulting from these agreements. The Company does not have any financial commitments with respect to these agreements and records these expenses as the services and costs are incurred. The Company has also entered into licensing and OEM agreements to develop, manufacture and market drugs and devices for photodynamic therapy and other related uses. The agreements provide for the Company to receive or pay royalties at various rates. The Company has recorded royalty income received from device sales of $75,000 and $143,000 for the years ended December 31, 2001 and 1999, respectively and no royalty income for the year ended December 31, 2000. Additionally, for the years ended December 31, 2001, 2000 and 1999, the Company has not paid any royalties under these agreements.

     In 1994, the Company entered into a development and commercial supply agreement with Pharmacia to receive formulation and packaging services for one of the Company's drugs at specified prices. For the years ended December 31, 2001, 2000 and 1999, the Company paid $38,000, $372,000 and $1.3 million, respectively, and recorded as expense $21,000, $308,000 and $881,000, respectively, primarily for the cost of drug formulation and development. In 1998, the rights and obligations under this agreement were transferred to Fresenius AG with operating terms remaining the same.

     Under the prior and current License Agreements, Pharmacia has provided the Company with funding and development for the right to sell and market the funded products once approved. The Company will receive royalty income based on the future drug product sales under the License Agreements. For the years ended December 31, 2001, 2000 and 1999, the Company recorded license revenues of $302,000, $4.5 million and $14.0 million, respectively, related to the billing for the reimbursement of certain preclinical studies and clinical trial costs. The Company has not yet received any royalty income under these agreements and will only do so based on future commercial drug product sales. In March 2002, the prior and current License Agreements with Pharmacia were terminated. See
Note 12 for further discussion regarding the terminations and modifications of the agreements that the Company has with Pharmacia.

     Certain of the Company's research has been funded in part by Small Business Innovation Research and/or National Institutes of Health grants. As a result of such funding, the United States Government has or will have certain rights in the technology developed which includes a non-exclusive, worldwide license under such inventions of any governmental purpose and the right to require the Company to grant an exclusive license under any of such inventions to a third party based on certain criteria. The Company recorded no income from grants for the year ended December 31, 2001 and recorded $112,000 and $438,000 for the years ended December 31, 2000 and 1999, respectively.

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

7.        Leases

     The Company leases four buildings for a total monthly rental expense of approximately $134,000. Three of the leases were renewed in 1999 and expire between August 2002 and December 2003. In 2001, the Company extended its other lease for its bulk API manufacturing facility to October 31, 2006. The leases provide for annual rental increases based upon a consumer price index. In December 1999, the Company sublet one of its buildings to two separate parties. Both of the sublease agreements expire in 2003 and provide for annual rent increases based on the consumer price index. Sublease rental income from these parties is $35,000 per month. Sublease rental income is netted against the Company's rent expense.

     In May 2001, in connection with the Asset Purchase Agreement, Pharmacia agreed to assume the lease obligations and related building property taxes through December 31, 2003 for the Company's bulk API manufacturing facility. The total amount of the rental and property tax payments due through December 31, 2003 is approximately $950,000 and is being accounted for as a capital contribution and rent expense, or as a component of cost of goods sold, over the lease obligation term. In 2001, Pharmacia paid $194,000 related to the rent and property taxes for the bulk API manufacturing facility, of which the Company has recorded $50,000 as rent expense, $110,000 as cost of goods sold and $34,000 into the value of the year end bulk API inventory. In March 2002, the 2001 Credit Agreement was amended and the Company has agreed to reassume the lease obligations and related property taxes through the remainder of the lease term. See Note 12 for further discussions regarding the modifications and terminations of the agreements with Pharmacia.

     Future minimum operating lease payments, net of sublease rental income, as of December 31, 2001 are as follows:


                                                      Lease Amount             Minimum
                                                         Payable          Sublease Revenues           Net
                                                    ------------------   --------------------  ------------------
        2002.......................................   $ 1,297,000             $  423,000        $    874,000
        2003.......................................       688,000                352,000             336,000
        2004.......................................       314,000                     --             314,000
        2005.......................................       314,000                     --             314,000
        2006 and thereafter........................       262,000                     --             262,000
                                                    ------------------   --------------------  ------------------
        Total minimum lease payments...............   $ 2,875,000             $  775,000        $  2,100,000
                                                    ------------------   --------------------  ------------------

     Rent expense was $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, net of sublease income of $384,000, $365,000 and $47,000, respectively.

8.       Related Party Transactions

     In April 1998, the Company entered into a $2.0 million revolving credit agreement with its affiliate, Ramus. Between 1998 and 1999, Ramus borrowed the entire $2.0 million available under the credit agreement. As of December 31, 2001, the balance of the loan, including principal and accrued interest, was $2.6 million. The loan, which was used to fund Ramus' clinical trials and operating costs, accrues interest at a variable rate (4.75% as of December 31, 2001) based on the Company's bank rate. In March 2000, the loan term was extended indefinitely. It was determined that it was probable that the Company would be unable to collect the amounts due from Ramus under the contractual terms of the loan agreement. Therefore, the Company has established a reserve for the entire outstanding balance of the loan receivable at December 31, 2001 and 2000.

     In July 1996, a partner in a law firm used by the Company for outside legal counsel was elected by the Board of Directors to serve as Secretary of the Company. The Company paid $86,000 in connection with legal services related to the Pharmacia equity investment in 1999. In connection with general legal services provided by the law firm, the Company recorded as expense $55,000, $40,000 and $46,000 for the years ended December 31, 2001, 2000 and 1999, respectively. From 1996 through December 31, 2001, this individual's law firm has received warrants to purchase a total of 87,500 shares of Common Stock for his services as acting in-house legal counsel and Secretary of the Company.

9.       Fair Value of Financial Instruments

     The following is information concerning the fair value of each class of financial instrument as of December 31, 2001 and 2000:

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

10.       Investments in Affiliate

     During 2000, the Company determined that the decline in the value of its investment in Xillix was other-than-temporary. Since the Company made the investment in June 1998, the value of the Xillix common stock had decreased by approximately 70% and had been at similar levels for the eighteen months prior to the adjustment. The Company recognized a loss totaling $3.5 million to adjust its investment in Xillix to its estimated current fair value based on the average closing prices over a 120 day period. This loss is included in "Non-cash loss in investment" in the accompanying consolidated statements of operations, stockholders' equity and cash flows. As of December 31, 2001, the Company still holds the 2,691,904 shares of Xillix common stock received in the original investment transaction. The new cost basis in the investment is $991,000 and this investment will continue to be classified as an available-for-sale investment recorded at fair value with any resulting unrealized gains or losses included in "Accumulated other comprehensive loss" in the consolidated balance sheet and statement of stockholders' equity.


11.      Quarterly Results of Operations (Unaudited)


                                                                                    Three Months Ended
                                                        ----------------------------------------------------------------------------
                                                            March 31,           June 30,          September 30,        December 31,
2000:                                                   ----------------    ---------------    ------------------    ---------------
Revenues.........................................        $    1,378,000      $   1,551,000        $     834,000       $    830,000
Costs and expenses...............................             6,267,000          7,152,000            6,631,000          6,167,000
Net interest expense.............................              (112,000)          (177,000)            (256,000)          (339,000)
Non-cash loss in investment......................                    --                 --                   --         (3,485,000)
                                                        ----------------    ---------------    ------------------    ---------------
Net loss.........................................        $   (5,001,000)     $  (5,778,000)       $  (6,053,000)      $ (9,161,000)
                                                        ================    ===============    ==================    ===============
Net loss per share:
    Basic and diluted............................        $        (0.28)     $       (0.32)       $       (0.33)      $      (0.50)
                                                        ================    ===============    ==================    ===============

2001:
Revenues.........................................                82,000          2,483,000              783,000          1,335,000
Costs and expenses...............................             4,549,000          4,786,000            5,346,000          5,649,000
Net interest and other income (expense)..........              (327,000)           275,000             (337,000)          (366,000)
                                                        ----------------    ---------------    ------------------    ---------------
Net loss.........................................        $   (4,794,000)      $ (2,028,000)       $  (4,900,000)     $  (4,680,000)
                                                        ================    ===============    ==================    ===============
Net loss per share:
    Basic and diluted............................        $        (0.26)      $      (0.11)       $       (0.26)     $       (0.25)
                                                        ================    ===============    ==================    ===============

12.    Subsequent Event

     On March 5, 2002, Miravant and Pharmacia entered into a Contract Modification and Termination Agreement pursuant to which the Company regained all of the rights and related data and assets to our lead drug candidate, SnET2, and restructured its outstanding debt to Pharmacia.

     Under the terms of the Contract Modification and Termination Agreement, various agreements and side letters between Miravant and Pharmacia have been terminated. Most of these agreements related to SnET2 license agreements and related drug and device supply agreements, side letters, the Manufacturing Facility Asset Purchase Agreement and various supporting agreements.

     The termination of the various agreements provided that all ownership of the rights, data and assets related to SnET2 and the Phase III AMD clinical trials will revert back to the Company. The rights transferred back to the Company include the ophthalmology Investigational New Drug application, or IND, and the related filings, data and reports and the ability to license the rights to SnET2. The assets which the Company received ownership rights to include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the finished dose formulation, or FDF, inventory. In addition to receiving back all of the bulk API inventory sold to Pharmacia in 2001, the Company will also receive a payment of approximately $450,000 for the costs of the in-process and finished bulk API inventory manufactured through January 23, 2002. The Company will also reassume the lease obligations and related property taxes for its bulk API manufacturing facility. The lease agreement expires in October 2006 and currently has a base rent of approximately $26,000 per month.

     As a condition of the Contract Modification and Termination Agreement, Pharmacia has released to the Company $880,000, which included accrued interest, held in an equipment escrow account, which was originally scheduled for release in June 2002. These funds represent the $863,000 purchase price that Pharmacia paid under the Manufacturing Facility Asset Purchase Agreement for the purchase of the Company's bulk API manufacturing equipment in May 2001 plus interest earned through the release date.

     The Contract Modification and Termination Agreement also modifies the 2001 Credit Agreement. The outstanding debt that the Company owes to Pharmacia of approximately $26.8 million will be reduced to $10.0 million plus accrued interest. The Company will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% at March 5, 2002. Additionally, the early repayment provisions and many of the covenants were eliminated or modified. In exchange for these changes and the rights to SnET2, the Company terminated its right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the Phase III clinical trial data did not meet certain clinical statistical standards, as defined by the clinical trial protocols, the Company will not have available an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement.

     In accordance with Statement of Financial Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company will permanently reduce the debt due to Pharmacia to the total future cash payments of the debt, including amounts designated as interest and principal. The total future cash payments, at the current interest rate, are estimated to be $10.8 million. The difference between the total debt outstanding of $25.9 million (net of the unamortized debt issuance costs of approximately $900,000) and the total future cash payments of the restructured debt of $10.8 million will be recorded as an increase to stockholders' equity due to Pharmacia being a greater than 10% stockholder in Miravant. Therefore, we will record a $15.1 million increase to stockholders' equity in the first quarter of 2002.

     The agreement also provides for the transfer ownership of several assets back to the Company, including the lasers utilized in the Phase III AMD clinical trials, the bulk API and FDF inventories and the bulk API manufacturing equipment used to manufacture SnET2. The Company will record the transfer of ownership of the bulk API manufacturing equipment at its net carrying value prior to sale to Pharmacia, which was $277,000. Under generally accepted accounting principles, there will not be any value recorded on the balance sheet for the transfer of ownership of the lasers, and the bulk API and FDF inventory, since these assets, according to the Company's accounting policies, have been expensed as research and development costs in prior years.

13.      Pro Forma Disclosure for Subsequent Events (Unaudited)

     The following unaudited consolidated pro forma condensed balance sheet information presented below includes adjustments for the subsequent event above in Note 12 related to the Contract Modification and Termination Agreement:


                                                                                 Pro Forma
                                                          Actual              Adjustments for                Pro Forma
                                                    December 31, 2001        Subsequent Events           December 31, 2001
     ----------------------------------------- ------------------------ --------------------------- -----------------------
                                                        (Audited)
     Current assets......................                $   12,561,000       $              --            $   12,561,000
     Net property, plant and equipment...                     1,204,000                 277,000  (1)            1,481,000
     Deferred financing costs............                       913,000                (913,000) (2)                   --
     Other assets........................                     1,487,000                      --                 1,487,000
                                                   ---------------------    ---------------------    -----------------------
     Total assets........................                $   16,165,000       $        (636,000)           $   15,529,000
                                                   =====================    =====================    =======================

     Other liabilities...................                $    3,415,000       $              --            $    3,415,000
     Long-term liabilities ..............                    26,548,000             (15,756,000) (3)           10,792,000
                                                   ---------------------    ---------------------    -----------------------
     Total liabilities...................                    29,963,000             (15,756,000)               14,207,000

     Common stock........................                   161,496,000              15,120,000  (4)          176,616,000
     Other equity........................                    (1,725,000)                     --                (1,725,000)
     Accumulated deficit.................                  (173,569,000)                     --              (173,569,000)
                                                   ---------------------    ---------------------      -----------------------
     Total stockholders' equity (deficit)                   (13,798,000)             15,120,000                 1,322,000
                                                   ---------------------    ---------------------      -----------------------
     Total liabilities and stockholders'
       equity (deficit)..................                $   16,165,000            $   (636,000)            $  15,529,000
     -----------------------------------------     =====================    =====================      =======================

               (1) The $277,000 adjustment represents the net book value of the API manufacturing equipment to be returned to the Company.
               (2) The $913,000 adjustment removes the deferred financing asset recorded in connection with the drawdowns on the original debt.
               (3) The $15,756,000 represents the net reduction of the debt due to Pharmacia.
               (4) The $15,120,000 represents the net adjustment of the debt reduction of $15,756,000 and the $277,000 equipment adjustment offset by the removal of the deferred financing cost asset of $913,000.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

     (i)  The following  financial  statement  documents are included as part of
          Item 8 to this Form 10-K:

                  Index to Consolidated Financial Statements:        Page

                  Report of Independent Auditors                      56
                  Consolidated Balance Sheets as of
                      December 31, 2001 and 2000                      57
                  Consolidated Statements of Operations for the
                      years ended December 31, 2001, 2000 and 1999    58
                  Consolidated Statements of Stockholders'
                      Equity for the years ended December 31,
                      2001, 2000 and 1999                             59
                  Consolidated Statements of Cash Flows for the
                      years ended December 31, 2001, 2000 and 1999    60
                  Notes to Consolidated Financial Statements          61

         (ii)     Schedules required by Article 12 of Regulation S-X:

                  All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(b)               Index to Exhibits:
                  -----------------

                  See Index to Exhibits on pages 80 to 83

(c)               Reports on Form 8-K:
                  -------------------

                  On May 24, 2001, Miravant Medical Technologies and Pharmacia Corporation finalized funding arrangements that could provide Miravant up to $20.0 million in funding.

                                INDEX TO EXHIBITS

                                                                                                            Incorporating
Exhibit                                                                                                     Reference
Number                                                 Description                                          (if applicable)
------                                                 -----------                                          ---------------
3.1             Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant
                filed with the Delaware Secretary of State on September 12, 1998.                           [D][3.1]
3.2             Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant     [C][3.11]
                filed with the Delaware Secretary of State on July 24, 1995.
3.3             Restated Certificate of Incorporation of the Registrant filed with the Delaware Secretary   [B][3.1]
                of State on December 14, 1994.
3.4             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.2]
                the Delaware Secretary of State on March 17, 1994.
3.5             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.3]
                the Delaware Secretary of State on October 7, 1992.
3.6             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.4]
                the Delaware Secretary of State on November 21, 1991.
3.7             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.5]
                the Delaware Secretary of State on September 27, 1991.
3.8             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.6]
                the Delaware Secretary of State on December 20, 1989.
3.9             Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.7]
                the Delaware Secretary of State on August 11, 1989.
3.10            Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with   [A][3.8]
                the Delaware Secretary of State on July 13, 1989.
3.11            Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State   [A][3.9]
                on June 16, 1989.
3.12            Amended and Restated Bylaws of the Registrant.                                              [D][3.12]
4.1             Specimen Certificate of Common Stock.                                                       [B][4.1]
4.2             Form of Convertible Promissory Note.                                                        [A][4.3]
4.3             Form of Indenture.                                                                          [A][4.4]
4.4             Special Registration Rights Undertaking.                                                    [A][4.5]
4.5             Undertaking Agreement dated August 31, 1994.                                                [A][4.6]
4.6             Letter Agreement dated March 10, 1994.                                                      [A][4.7]
4.7             Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                [A][4.8]
4.8             Form of $55 Common Stock Purchase Warrant.                                                  [E][4.1]
4.9             Form of $60 Common Stock Purchase Warrant.                                                  [E][4.2]
4.10            Form of $35 Amended and Restated Common Stock Purchase Warrant.                             [F][4.1]
4.11            Form of Additional $35 Common Stock Purchase Warrant.                                       [F][4.2]
4.12            Warrant to Purchase 10,000 Shares of Common Stock between the Registrant and Charles S.     [G][4.12]
                Love.*
4.13            Form of $20 Private Placement Warrant Agreement Amendment No. 1.                            [I] [4.13]
4.14            Form of Common Stock Purchase Warrant between the Registrant and Nida & Maloney.
4.15            Form of Common Stock Purchase Warrant between the Registrant and Pharmacia Corporation.
4.16            Preferred Stock Rights Agreement dated July 13, 2000.                                       [H] [4.1]
10.1            Master Lease Agreement dated March 16, 1993 between the Registrant and Citicorp Leasing,
                Inc.                                                                                        [A][10.2]
10.2            Standard Industrial / Commercial Lease dated June 10, 1992 between the Registrant and
                Santa Barbara Research Center.                                                              [A][10.3]
10.3            Addendum to Standard Industrial / Commercial Lease dated June 10, 1992 between the
                Registrant and Santa Barbara Research Center.                                               [A][10.4]
10.4            Roof Agreement dated October 26, 1993 between the Registrant and Santa Barbara Research
                Center.                                                                                     [A][10.5]
10.5            Employment Agreement dated as of October 1, 1992 between PDT Pharmaceuticals, Inc. and
                Dr. Gary S. Kledzik.**                                                                      [A][10.6]
10.6            PDT, Inc. Stock Option Plan dated September 19, 1989.**                                     [A][10.9]
10.7            PDT, Inc. Stock Option Plan dated September 3, 1992.**                                      [A][10.10]
10.8            PDT, Inc. 1994 Stock Option Plan dated December 2, 1994.**                                  [A][10.11]
10.9            PDT, Inc. Non-Employee Directors' Stock Option Plan.**                                      [A][10.12]
10.10           Letter Agreement dated December 6, 1993 between the Registrant and Cordis Corporation.*     [J][10.13]
10.11           Letter Agreement dated December 10, 1993 between the Registrant and Boston Scientific
                Corporation.*                                                                               [J][10.14]
10.12           License Agreement dated July 1, 1989 between the Registrant and The University of Toledo,
                The Medical College of Ohio and St. Vincent Medical Center as amended.*                     [J][10.17]
10.13           License and Distribution Agreement dated April 1, 1992 between the Registrant and
                Laserscope, a California Corporation.*                                                      [J][10.18]
10.14           Form of Directors' and Officers' Indemnification Agreement.                                 [A][10.22]
10.15           OEM Agreement dated June 1, 1992 between the Registrant and Laserscope, a California
                Corporation.*                                                                               [J][10.23]
10.16           Employment Agreement with David E. Mai dated February 1, 1991, as amended.**                [J][10.24]
10.17           Form of Consulting Agreement.                                                               [K][10.1]
10.18           Amendment to PDT, Inc. Stock Option Plan dated September 19, 1989.**                        [L] [10.1]
10.19           Amendment to PDT, Inc. 1994 Stock Option Plan dated December 2, 1994.**                     [L][10.2]
10.20           Employment Agreement with John M. Philpott dated as of March 20, 1995, as amended.**        [M] [10.43]
10.21           Form of Amended and Restated Financial Services Agreement between Registrant and HAI
                Financial, Inc.                                                                             [M] [10.46]
10.22           Development and Distribution Agreement between Registrant and Iridex Corporation.*          [N][10.1]
10.23           Commercial Lease Agreement between Registrant and Santa Barbara Business Park, a            [N][10.2]
                California Limited Partnership.(1)
10.24           PDT, Inc. 1996 Stock Compensation Plan.**                                                   [O]
10.25           Form of Amendment No. 3 to 1989 Stock Option Agreement.**                                   [P][10.4]
10.26           Investment Agreement dated December 27, 1996 between PDT Cardiovascular, Inc. and Ramus
                Medical Technologies.*                                                                      [Q] [10.16]
10.27           Co-Development Agreement dated December 27, 1996 between PDT Cardiovascular, Inc. and
                Ramus Medical Technologies.                                                                 [Q] [10.17]
10.28           Series A Preferred Stock Registration Rights Agreement dated December 27, 1996 between
                PDT Cardiovascular, Inc. and Ramus Medical Technologies.*                                   [Q] [10.18]
10.29           Amended and Restated 1996 Stock Compensation Plan.**                                        [R]
10.30           PDT, Inc. 401(k)-Employee Stock Ownership Plan.**                                           [S][10.2]
10.31           Credit Agreement dated April 1, 1998 between the Registrant and Ramus Medical               [T][10.5]
                Technologies.*
10.32           Convertible Promissory Note dated April 1, 1998 between the Registrant and Ramus Medical    [T][10.6]
                Technologies.*
10.33           Strategic Alliance Agreement dated June 2, 1998 between the Registrant and Xillix           [T][10.7]
                Technologies Corp.*
10.34           Subscription Agreement relating to the Registrant's Common Stock dated June 2, 1998         [T][10.8]
                between the Registrant and Xillix Technologies Corp.
10.35           Subscription Agreement relating to Xillix's Common Stock dated June 2, 1998 between the     [T][10.9]
                Registrant and Xillix Technologies Corp.
10.36           Commercial Lease Agreement dated May 27, 1998 between the
                Registrant and Raytheon Company.                                                            [A][10.4]
10.37           Equity Investment Agreement dated January 15, 1999 between the Registrant and Pharmacia &   [U][10.1]
                Upjohn, Inc., and Pharmacia & Upjohn, S.p.A.*
10.38           Credit Agreement between the Registrant and the Lender.*                                    [U][10.2]
10.39           Warrant Agreement between the Registrant and Pharmacia & Upjohn, Inc.*                      [U][10.3]
10.40           Security Agreement between the Registrant and the Secured Party.*                           [U][10.4]
10.41           Registration Rights Agreement between the Registrant and Pharmacia & Upjohn, Inc.*          [U][10.5]
10.42           Amended and Restated Ophthalmology Development & License Agreement between the Registrant
                and Pharmacia & Upjohn AB.*                                                                 [U][10.6]
10.43           Cardiovascular Right of First Negotiation between the Registrant and Pharmacia & Upjohn,
                Inc.*                                                                                       [U][10.7]
10.44           Amendment No. 8 dated as of January 1, 2000 to Employment Agreement between the
                Registrant and Gary S. Kledzik.**                                                           [V][10.1]
10.45           Amendment No. 13 dated as of January 1, 2000 to Employment Agreement between the
                Registrant and David E. Mai.**                                                              [V][10.2]
10.46           Amendment No. 5 dated as of January 1, 2000 to Employment Agreement between the
                Registrant and John M. Philpott.**                                                          [V][10.3]
10.47           Miravant Medical Technologies 2000 Stock Compensation Plan.                                 [W] [4.1]
10.48           Amended and Restated Credit Agreement dated May 24, 2001 between the Registrant and         [Y]
                Pharmacia Treasury Services AB.**
10.49           Manufacturing Facility Asset Purchase Agreement dated May 24, 2001 between the Registrant   [Y]
                and Pharmacia & Upjohn Company.
10.50           Site Access License Agreement dated May 31, 2001 between the Registrant and Pharmacia &     [Y]
                Upjohn Company.
10.51           APA Escrow Agreement dated May 31, 2001 between the Registrant and Pharmacia & Upjohn       [Y]
                Company.
10.52           API Escrow Agreement dated May 24, 2001 between the Registrant and Pharmacia & Upjohn       [Y]
                Company.
10.53           Amended and Restated Development and License Agreement dated June 8, 1998 between the       [T]
                Registrant and Pharmacia & Upjohn S.p.A.*
10.54           Amendment dated as of December 16, 1996 to Product Supply Agreement between Registrant      [Z] [10.20+]
                and Pharmacia & Upjohn S.p.A. and Pharmacia & Upjohn AB.
10.55           SnET2 Device Supply Agreement for Ophthalmology dated as of December 20, 1996 between       [Z] [10.21+]
                Registrant and Pharmacia & Upjohn AB.
10.56           Amendment No. 9 dated as of January 1, 2001 to Employment Agreement between the             [X] [10.1]
                Registrant and Gary S. Kledzik.**
10.57           Amendment No. 14 dated as of January 1, 2001 to Employment Agreement between the            [X] [10.2]
                Registrant and David E. Mai.**
10.58           Amendment No. 6 dated as of January 1, 2001 to Employment Agreement between the             [X] [10.3]
                Registrant and John M. Philpott.**
21.1            Subsidiaries of the Registrant.
23.1            Consent of Independent Auditors.

-------------------------------------------



[A]        Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration
           Statement on Form S-1 (File No. 33-87138).
[B]        Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 2 to the Registrant's
           Registration Statement on Form S-1 (File No. 33-87138).
[C]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1995, as amended on Form 10-Q/A dated December 6, 1995
           (File No. 0-25544).
[D]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-Q for the quarter ended September 30, 1998 (File No. 0-25544).
[E]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Registration Statement on Form
           S-3 dated July 30, 1998 (File No. 333-39905).
[F]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 8-K dated June 30, 1998
           (File No. 0-25544).
[G]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-Q for the quarter ended March 31, 1998 (File No. 0-25544).
[H]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 8A dated July 18, 2000
           (File No. 0-25544).
[I]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-K for the year ended
           December 31, 1999 (File No. 0-25544).
[J]        Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 1 to the Registrant's
           Registration Statement on Form S-1 (File No. 33-87138).
[K]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 8-K dated June 22, 1995
           (File No. 0-25544).
[L]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-Q for the quarter ended September 30, 1995 (File No. 0-25544).
[M]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-K for the year ended
           December 31, 1995 (File No. 0-25544).
[N]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1996 (File No. 0-25544).
[O]        Incorporated by reference from the Registrant's 1996 Definitive
           Proxy Statement filed June 18, 1996.
[P]        Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the
           quarter ended September 30, 1996 (File No. 0-25544).
[Q]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-K for the year ended
           December 31, 1996 (File No. 0-25544).
[R]        Incorporated by reference from the Registrant's 1996 Definitive
           Proxy Statement filed April 24, 1997.
[S]        Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the
           quarter ended June 30, 1997 (File No. 0-25544).
[T]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25544).
[U]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 8-K dated January 15,
           1999 (File No. 0-25544).
[V]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-25544).
[W]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form S-8 dated August 29, 2000
           (File No. 0-25544).
[X]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-Q for the quarter ended March 31, 2001 (File No. 0-25544).
[Y]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25544).
[Z]        Incorporated by reference from the exhibit referred to in
           brackets contained in the Registrant's Form 10-K for the year ended
           December 31, 1996 (File No. 0-25544).

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

                                            Miravant Medical Technologies

                                           /S/ Gary S. Kledzik
                                           -------------------
                                               Gary S. Kledzik, Ph.D.
                                               Chief Executive Officer and
                                               Chairman of the Board

Dated:  March 29, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                   Title                                                Date

/S/ Gary S. Kledzik                         Chairman of the Board, Director,                     March 29, 2002
------------------------------------        and Chief Executive Officer,
    Gary S. Kledzik, Ph.D.                 (Principal Executive Officer)


/S/ David E. Mai                            Director and President                               March 29, 2002
------------------------------------
    David E. Mai

/S/ John M. Philpott                        Chief Financial Officer and Treasurer                March 29, 2002
------------------------------------       (Principal Financial Officer and
    John M. Philpott                        Principal Accounting Officer)


/S/ Larry S. Barels                         Director                                            March 29, 2002
------------------------------------
    Larry S. Barels

/S/ William P. Foley II                     Director                                            March 29, 2002
------------------------------------
    William P. Foley II

/S/ Charles T. Foscue                       Director                                            March 29, 2002
------------------------------------
    Charles T. Foscue

/S/ Jonah Shacknai                          Director                                            March 29, 2002
------------------------------------
    Jonah Shacknai
