Form 10-Q
period 2002-03-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2002-05-15
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




         Class                             Outstanding at May 10, 2002
         -----                             ---------------------------
Common Stock, $.01 par value                        18,876,508

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                         Page

Item 1.           Condensed Consolidated Financial Statements

                  Condensed consolidated balance sheets as of March 31, 2002 and
                    December 31, 2001..................................................    3
                  Condensed consolidated statements of operations for the three
                   months ended March 31, 2002 and 2001................................    4
                  Condensed consolidated statement of stockholders' equity for the
                   three months ended March 31, 2002...................................    5
                  Condensed consolidated statements of cash flows for the three
                   months ended March 31, 2002 and 2001................................    6
                  Notes to condensed consolidated financial statements.................    7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................................    10

Item 3.           Qualitative and Quantitative Disclosures About Market Risk...........    35

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.....................................    35

                  Signatures...........................................................    36



ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       March 31,           December 31,
                                                                                         2002                  2001
                                                                                 -------------------- ---------------------
                                    Assets                                            (Unaudited)
Current assets:
   Cash and cash equivalents...............................................      $        1,851,000   $         1,458,000
   Investments in short-term marketable securities.........................               4,650,000             4,654,000
   Accounts receivable.....................................................                 642,000             5,080,000
   Inventories.............................................................                      --               395,000
   Prepaid expenses and other current assets...............................               1,036,000               974,000
                                                                                 -------------------- ---------------------
Total current assets.......................................................               8,179,000            12,561,000

Property, plant and equipment:
   Vehicles................................................................                  28,000                28,000
   Furniture and fixtures..................................................               1,405,000             1,404,000
   Equipment...............................................................               5,551,000             5,447,000
   Leasehold improvements..................................................               3,551,000             3,382,000
                                                                                 -------------------- ---------------------
                                                                                         10,535,000            10,261,000
   Accumulated depreciation................................................              (9,295,000)           (9,057,000)
                                                                                 -------------------- ---------------------
                                                                                          1,240,000             1,204,000

Investments in affiliates..................................................                 644,000               635,000
Deferred financing costs...................................................                      --               913,000
Patents and other assets...................................................                 818,000               852,000
                                                                                 -------------------- ---------------------
Total assets...............................................................      $       10,881,000    $       16,165,000
                                                                                 ==================== =====================
               Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable........................................................      $        2,282,000    $        2,535,000
   Accrued payroll and expenses............................................                 481,000               786,000
   Current portion of long-term debt.......................................               5,238,000                    --
                                                                                 -------------------- ---------------------
Total current liabilities..................................................               8,001,000             3,321,000

Long-term liabilities:
   Long-term debt, less current portion....................................               5,554,000            26,548,000
   Sublease security deposits..............................................                  94,000                94,000
                                                                                 -------------------- ---------------------
Total long-term liabilities................................................               5,648,000            26,642,000

Stockholders' equity (deficit):
   Common stock, 50,000,000 shares authorized; 18,876,508 and
     18,876,075 shares issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively.......................................            176,955,000            161,496,000
   Notes receivable from officers..........................................               (923,000)              (822,000)
   Deferred compensation...................................................               (409,000)              (547,000)
   Accumulated other comprehensive loss....................................               (347,000)              (356,000)
   Accumulated deficit.....................................................           (178,044,000)          (173,569,000)
                                                                                 -------------------- ---------------------
Total stockholders' equity (deficit).......................................             (2,768,000)           (13,798,000)
                                                                                 -------------------- ---------------------
Total liabilities and stockholders' equity (deficit).......................      $      10,881,000     $       16,165,000
                                                                                 ==================== =====================
See accompanying notes.





                                                         MIRAVANT MEDICAL TECHNOLOGIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)


                                                                                 Three months ended
                                                                                     March 31,
                                                                          2002                         2001
                                                             ----------------------       ----------------------
         Revenues:
            License-contract research and development....     $              20,000        $             82,000
            Bulk active pharmaceutical ingredient
              (API) sales................................                   479,000                          --
                                                             -----------------------     ------------------------
         Total revenues..................................                   499,000                      82,000

         Costs and expenses:
            Cost of API sales............................                   479,000                          --
            Research and development.....................                 2,917,000                   2,885,000
            Selling, general and administrative..........                 1,371,000                   1,664,000
                                                             ------------------------    ------------------------
         Total costs and expenses........................                 4,767,000                   4,549,000

         Loss from operations............................                (4,268,000)                 (4,467,000)

         Interest and other income (expense):
            Interest and other income....................                    74,000                     321,000
            Interest expense.............................                  (281,000)                   (648,000)
                                                             ------------------------    ------------------------
         Total net interest and other expense............                  (207,000)                   (327,000)
                                                             ------------------------    ------------------------

         Net loss........................................      $         (4,475,000)        $        (4,794,000)
                                                             ========================    ========================
         Net loss per share - basic and diluted..........      $              (0.24)        $             (0.26)
                                                             ========================    ========================
         Shares used in computing net loss per share.....                18,876,474                  18,579,108
                                                             ========================    ========================

See accompanying notes.


                          MIRAVANT MEDICAL TECHNOLOGIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                               Notes                       Accumulated
                                                           Receivable        Deferred        Other
                                       Common Stock            from       Compensation  Comprehensive     Accumulated
                                 Shares        Amount        Officers     and Interest       Loss           Deficit         Total
                             ------------ -------------- -------------  --------------- --------------  -------------- -------------
Balance at December 31, 2001..18,876,075 $ 161,496,000   $  (822,000)     $  (547,000)  $  (356,000)   $(173,569,000)  $(13,798,000)
 Comprehensive loss:
  Net loss....................        --            --            --               --            --       (4,475,000)    (4,475,000)
  Net change in accumulated
  other comprehensive loss....        --            --            --               --         9,000               --          9,000
                                                                                                                       -------------
 Total comprehensive loss.....                                                                                           (4,466,000)
 Issuance of stock awards.....       433            --            --               --             --               --            --
 Non-cash contributions by
  Pharmacia Corporation:
   Lease payments.............        --        58,000            --               --             --               --        58,000
   Debt restructuring.........        --    15,397,000            --               --             --               --    15,397,000
 Deferred compensation........        --         4,000            --           (4,000)            --               --            --
 Officer notes................        --            --      (101,000)              --             --               --      (101,000)
 Amortization of deferred
  compensation................        --            --            --          142,000             --               --       142,000
                            ------------ --------------- -------------  --------------- -------------- --------------- -------------
Balance at March 31, 2002.....18,876,508 $ 176,955,000   $  (923,000)    $   (409,000)   $  (347,000)   $(178,044,000)  $(2,768,000)
                            ============ =============== =============  =============== ============== =============== =============

See accompanying notes.



                          MIRAVANT MEDICAL TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Three months ended March 31,
Operating activities:                                                           2002                    2001
                                                                        -------------------    ----------------------
    Net loss..........................................................   $    (4,475,000)      $        (4,794,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization..................................           255,000                   337,000
       Amortization of deferred compensation..........................           142,000                   144,000
       Stock awards...................................................                --                    91,000
       Non-cash interest and amortization of deferred
         financing costs on long-term debt............................           338,000                   620,000
       Changes in operating assets and liabilities:
          Accounts receivable.........................................         4,438,000                   686,000
          Inventories.................................................           395,000                        --
          Prepaid expenses and other assets...........................           (45,000)                 (374,000)
          Accounts payable and accrued payroll........................          (569,000)                 (402,000)
                                                                        -------------------    ----------------------
    Net cash provided by (used in) operating activities...............           479,000                (3,692,000)

Investing activities:
    Purchases of marketable securities ...............................       (19,080,000)                       --
    Proceeds from sales of marketable securities .....................        19,084,000                 4,099,000
    Purchases of patents..............................................                --                   (51,000)
    Purchases of property, plant and equipment........................                --                   (36,000)
                                                                        -------------------    ----------------------
    Net cash provided by (used in) investing activities...............             4,000                (4,012,000)

Financing activities:
    Issuance of note to officer......................................            (90,000)                       --
                                                                        -------------------      --------------------
    Net cash used in financing activities.............................           (90,000)                       --

    Net increase in cash and cash equivalents.........................           393,000                   320,000
    Cash and cash equivalents at beginning of period..................         1,458,000                 1,935,000
                                                                        -------------------    ----------------------
    Cash and cash equivalents at end of period........................   $     1,851,000       $         2,255,000
                                                                        ===================    ======================

Supplemental disclosures:
    Cash paid for:
      State taxes.....................................................   $         3,000       $             3,000
                                                                        ===================    ======================
      Interest .......................................................   $         1,000       $                --
                                                                        ===================    ======================

Supplemental disclosure of non-cash transactions:
    See Note 4 of the notes to the condensed consolidated financial statements for discussion of non-cash transactions occurring during the three month period ended March 31, 2002.



See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at March 31, 2002 and for the three month period ended March 31, 2002 and 2001, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2002, the Company had an accumulated deficit of $178.0 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years. The Company is continuing its efforts in research and development and the preclinical studies and clinical trials of its products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of its product in order to achieve a level of revenues adequate to support the Company's cost structure. Executive management of the Company believes that with the implementation of a cost restructuring program in January 2002, it has sufficient resources to fund the current required expenditures through September 30, 2002. In addition, executive management also believes it can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and equity financings prior to September 30, 2002. However, there can be no assurance that the Company will be successful in obtaining such financing or that financing will available on favorable terms. If additional funding is not be available when required, management believes it has the ability to conserve cash required for operations through December 31, 2002 by the delay or reduction in scope of one or more of its research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating and overhead expenditures to conserve cash to be used in operations.

2.    Comprehensive Loss

     For the three months ended March 31, 2002 and 2001, comprehensive loss amounted to approximately $4.5 million and $4.9 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix Technologies Corp.

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

4.    Contract Modification and Termination Agreement with Pharmacia

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

     The termination of the various agreements provided that all ownership of the rights, data and assets related to SnET2 and the Phase III AMD clinical trials will revert back to the Company. The rights transferred back to the Company include the ophthalmology Investigational New Drug application, or IND, and the related filings, data and reports and the ability to license the rights to SnET2. The assets which the Company received ownership rights to include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the finished dose formulation, or FDF, inventory. In addition to receiving back all of the bulk API inventory sold to Pharmacia in 2001, the Company also received a payment of $479,000 for the costs of the in-process and finished bulk API inventory manufactured through January 23, 2002. The Company also reassumed the lease obligations and related property taxes for its bulk API manufacturing facility. The lease agreement expires in October 2006 and currently has a base rent of approximately $26,000 per month.

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

     The Contract Modification and Termination Agreement also modifies the 2001 Credit Agreement. The outstanding debt that the Company owed to Pharmacia of approximately $26.8 million has been reduced to $10.0 million plus accrued interest. The Company will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% at March 5, 2002. Additionally, the early repayment provisions and many of the covenants were eliminated or modified. In exchange for these changes and the rights to SnET2, the Company terminated its right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the Phase III clinical trial data did not meet certain clinical statistical standards, as defined by the clinical trial protocols, the Company will not have available an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement.

     In accordance with Statement of Financial Standards No. 15, or SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company permanently reduced the debt due to Pharmacia to the total future cash payments of the debt, including amounts designated as interest and principal. The total future cash payments, at the current interest rate, are estimated to be $10.8 million. The difference between the total debt outstanding of $25.9 million (net of the unamortized debt issuance costs of $851,000) and the total future cash payments of the restructured debt of $10.8 million was recorded as an increase to stockholders' equity due to Pharmacia being a greater than 10% stockholder in the Company. Additionally, the net book value of the API manufacturing equipment received from Pharmacia, approximately $274,000, was recorded as an increase to property, plant and equipment and stockholders' equity. Therefore, the Company recorded a total increase to stockholders' equity in the first quarter of 2002 of $15.4 million.

     The Contract Modification and Termination Agreement also provided for the transfer of ownership of several assets back to the Company, including the lasers utilized in the Phase III AMD clinical trials, the bulk API and FDF inventories and the bulk API manufacturing equipment used to manufacture SnET2. As discussed above the Company recorded the transfer of ownership of the API manufacturing equipment at its net carrying value prior to sale to Pharmacia, which was $274,000. Under generally accepted accounting principles, there was no value recorded on the balance sheet for the transfer of ownership of the lasers, and the bulk API and FDF inventory, since these assets, according to the Company's accounting policies, have been expensed as research and development costs in prior years.

5.       Nasdaq Notification

     The Company was provided with a Nasdaq Staff Determination notice dated March 4, 2002 that informed us that the Company did not meet the market value of publicly held shares requirement (minimum common stock market capitalization of $50,000,000) for continued listing on the Nasdaq National Market as set forth in Marketplace Rule 4450(b)(1)(A). The Company was also told that it did not comply with the minimum bid price for continued inclusion requirement set forth in Marketplace Rule 4450(b)(4). These listing requirements include maintaining stockholders' equity of $10.0 million or net tangible assets of $4.0 million, and a $1.00 minimum bid price; or alternatively, a common stock market capitalization of at least $50.0 million and a minimum bid price of $3.00. Alternatively, the Nasdaq Small Cap Market requires at least a $35.0 million common stock market capitalization, with a $1.00 minimum bid price. The Company's securities are therefore subject to delisting from the Nasdaq National Market and may not meet the requirements of the Nasdaq Small Cap Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination notice. The hearing with Nasdaq to discuss Miravant's listing status was April 18, 2002 and in a letter from Nasdaq dated May 6, 2002, the Company was provided with an extension to attempt to regain compliance with the continued listing requirements for the Nasdaq National Market.

6.       Stock Option Grant

     In February 2002, as part of the 2001 year-end stock option grants and as a supplemental stock option grant to enhance employee retention, the Company has been authorized by the Board of Directors to grant stock options to all the employees for up to 2.5 million shares of Common Stock. These stock options will be granted from the 2000 Stock Compensation Plan at an exercise price of $0.91, which was equal to the fair market value of the underlying stock on the date of grant and generally vest over a two-year period. The Company's 2000 Stock Compensation Plan provides for awards which include incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance shares, stock payments and dividend equivalent rights.

7.    New Accounting Pronouncements: SFAS No. 144 Adoption

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in January 2002 and the adoption has not had a material effect on the Company's consolidated financial statements.

8.    Reclassifications

     Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the current period presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

     This section of our quarterly report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties and include statements regarding our ability to fund our operations through September 2002, or through December 31, 2002 in a reduced capacity; our ability to raise funding through collaborations, licensing arrangements or financing transactions, the timing of the completion of our analysis of the clinical data from the SnET2 Phase III wet age-related macular degeneration, or AMD, clinical trials; the expected completion of our ongoing dermatology clinical trials; our cardiovascular program strategies; and our expected general and administrative expenditures. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including: our actual expenditures exceeding our projections; other parties may decline to collaborate with us due to our financial condition or other reasons beyond our control; we may be unable to locate parties willing to invest in our securities; unanticipated complexity or difficulty in analyzing clinical trial data; we may be unable to obtain the necessary funding to further our research and development activities or our ongoing programs may encounter difficulties or fail to meet objectives; and our general and administrative costs may not remain level due to expenses associated with financing and partnering activities or other matters. For a more complete description of the risks that may impact our business, see "Risk Factors", for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM) PDT, our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $178.0 million as of March 31, 2002. As we currently do not have any significant sources of revenues, we expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and administrative activities. We also expect these operating losses to fluctuate due to our ability to fund the research and development programs as well as the operating expenses of the Company. We believe with the implementation of our cost restructuring program in January 2002, we have sufficient resources to fund the current required expenditures through September 30, 2002. In addition, we also believe we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and equity or debt financings prior to September 30, 2002. However, there can be no assurance that we will be successful in obtaining such financing or that financing will be available on favorable terms. If additional funding is not available when required, we believe we have the ability to conserve cash required for operations through December 31, 2002 by the delay or reduction in scope of one or more of our research and development projects and adjusting, deferring or reducing salaries of employees and by reducing operating and overhead expenditures to conserve cash to be used in operations.

     Our historical revenues primarily reflect income earned from licensing agreements, grants awarded, royalties from device product sales, milestone payments, non-commercial drug sales to Pharmacia and interest income. During 2001 and through January 2002, we sold approximately $4.8 million of the SnET2 bulk active pharmaceutical ingredient, or bulk API, to Pharmacia to be used in preclinical studies and clinical trials and in anticipation of a potential New Drug Application, or NDA, filing for SnET2 for the treatment of wet age-related macular degeneration, or AMD.

     Any other future potential new revenues such as license income from new collaborative agreements, revenues from contracted services, grants awarded and/or royalties from potential drug and device sales, if any, will depend on, among other factors, the results from our ongoing preclinical studies and clinical trials, including those of the completed Phase III AMD clinical trials, the timing and outcome of applications for regulatory approvals, our ability to establish new collaborative partnerships and their subsequent level of participation in our preclinical studies and clinical trials, our ability to have any of our potential drug and related device products successfully manufactured, marketed and distributed, the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our future products. We anticipate our operating activities will result in substantial, and possibly increasing, operating losses for the next several years.

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

     We were provided with a Nasdaq Staff Determination notice dated March 4, 2002 that informed us that we did not meet the market value of publicly held shares requirement (minimum common stock market capitalization of $50,000,000) for continued listing on the Nasdaq National Market as set forth in Marketplace Rule 4450(b)(1)(A). We were also told that we do not comply with the minimum bid price for continued inclusion requirement set forth in Marketplace Rule 4450(b)(4). These listing requirements include maintaining stockholders' equity of $10.0 million or net tangible assets of $4.0 million, and a $1.00 minimum bid price; or alternatively, a common stock market capitalization of at least $50.0 million and a minimum bid price of $3.00. Alternatively, the Nasdaq Small Cap Market requires at least a $35.0 million common stock market capitalization, with a $1.00 minimum bid price. Our securities are therefore subject to delisting from the Nasdaq National Market and may not meet the requirements of the Nasdaq Small Cap Market. We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination notice. The hearing with Nasdaq to discuss our listing status was April 18, 2002 and in a letter from Nasdaq dated May 6, 2002, we were provided with an extension to attempt to regain compliance with the continued listing requirements for the Nasdaq National Market. There is no assurance that we will regain compliance with the continued listing requirements for the Nasdaq National Market or meet the requirements to move to the Nasdaq Small Cap Market.

     In ophthalmology, besides the possible use of SnET2 alone or in combination with other therapies, we are continuing to evaluate next generation drug compounds for use in various eye diseases.

     In our dermatology program, we use a topical gel formulation to deliver MV9411, a proprietary photoreactive drug, directly to the skin. In July 2001, we completed a Phase I dermatology clinical trial and, in January 2002, we commenced a Phase II clinical trial with MV9411 for potential use in the treatment of plaque psoriasis, a chronic dermatological condition for which there is no known cure. Plaque psoriasis is a disease marked by hyperproliferation of the epidermis, resulting in inflamed and scaly skin plaques. The Phase II clinical trial is currently ongoing and we expect to complete the trial by the end of 2002.

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

     The termination of the various agreements provided that all ownership of the rights, related data and assets to SnET2 and the Phase III AMD clinical trials for the treatment of AMD will revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the finished dose formulation, or FDF, inventory. In addition, we reassumed the lease obligations and related property taxes for our bulk API manufacturing facility. The lease agreement expires in October 2006 and currently has a base rent of approximately $26,000 per month.

     Under the Manufacturing Facility Asset Purchase Agreement, which was entered into in May 2001 and subsequently terminated in March 2002, Pharmacia satisfied the following obligations:

     * Pharmacia agreed to buy our existing bulk API inventory at cost for $2.2 million. During 2001, the entire $2.2 million of the existing bulk API inventory had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account;
     * Pharmacia committed, through two other purchase orders, to buy up to an additional $2.8 million of the bulk API which would be manufactured by us. As of March 31, 2002, we had sold $2.5 million of newly manufactured bulk API inventory, which had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account. No further bulk API will be sold to Pharmacia;
     * Pharmacia agreed to purchase the manufacturing equipment necessary to produce bulk API. The manufacturing equipment was purchased for $863,000, its fair market value as appraised by an independent appraisal firm. The payment for the purchase of the equipment was made into an equipment escrow account;
     * The interest earned by the inventory and equipment escrow accounts accrued to us and was released in full from each escrow account in January 2002 and March 2002, respectively. All amounts received into escrow were recorded as accounts receivable until the amounts were released.

     The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement as follows:

     * The outstanding debt that we owed to Pharmacia of approximately $26.8 million, was reduced to $10.0 million plus accrued interest;
     * We will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% at March 31, 2002;
     * In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the data from the Phase III AMD clinical trials data did not meet certain clinical statistical standards as defined by the clinical trial protocol, we will not have available to us an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement. Pharmacia has no obligation to make any further milestone payments, equity investments or to extend us additional credit;
     * The early repayment provisions and many of the covenants were eliminated or modified. Our requirement to allocate one-half of the net proceeds from any public or private equity financings and/or asset dispositions towards the early repayment of our debt to Pharmacia was modified as follows:
          * If our aggregate net equity financing and/or assets disposition proceeds are less than or equal to $7.0 million, we are not required to make an early repayment towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $7.0 million but less than or equal to $15.0 million, then we are required to apply one-third of the net proceeds from the amount in excess of $7.0 million up to $15.0 million, or a maximum repayment of $2.7 million towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $15.0 million but less than or equal to $25.0 million, then we are required to apply one-half of the net proceeds from the amount in excess of $15.0 million up to $25.0 million, or a maximum repayment of $7.7 million towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $25.0 million, then we are required to apply all of the net proceeds from the amount in excess of $25.0 million, or repay the entire $10.0 million plus accrued interest towards our Pharmacia debt; and
          * Any early repayment of our Pharmacia debt applies first to the loan amount due on March 4, 2003, then to the remaining loan amount due on June 4, 2004.

     Aside from the changes made under the Contract Modification and Termination Agreement discussed above, there were no changes made to the Warrant Agreement, the Equity Investment Agreement and the Registration Rights Agreement with Pharmacia.

      Results of Operations

     Revenues. Our revenues increased from $82,000 for the three months ended March 31, 2001 to $499,000 for the three months ended March 31, 2002. The fluctuations in revenues are due to the following:

     Bulk Active Pharmaceutical Ingredient Sales. In May 2001, we entered into an Asset Purchase Agreement with Pharmacia whereby they agreed to buy bulk API inventory through March 2002. In 2002, we recorded revenue of $479,000 related to the newly manufactured bulk API inventory. There were no bulk API sales in first quarter 2001.

     License Income. License income, which represents reimbursements of out-of-pocket or direct costs incurred in preclinical studies and Phase III AMD clinical trials, decreased from $82,000 for the three months ended March 31, 2001 to $20,000 for the three months ended March 31, 2002. The decrease in license income is specifically related to the completion of the preclinical studies and the decrease of our AMD clinical trial responsibilities. Reimbursements received during 2001 and 2002 were primarily for costs incurred to complete preclinical studies and clinical trial oversight for AMD.

     In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. Subsequently, in March 2002, we entered into a Contract Modification and Termination Agreement with Pharmacia whereby Pharmacia has agreed to reimburse us for all of our finished and in-process lots of bulk API for approximately $479,000. We will receive no further reimbursements from Pharmacia related to any of our ongoing preclinical studies and clinical trials and Pharmacia will not make any more purchases of bulk API.

     Cost of Goods Sold. In connection with the newly manufactured bulk API sold under the terms of the Asset Purchase Agreement with Pharmacia, we recorded $479,000 in manufacturing costs for the three months ended March 31, 2002. The amounts recorded as cost of goods sold represent the costs incurred for only the newly manufactured bulk API in 2002. No further cost of goods sold are expected as Pharmacia will not be making any further purchases of bulk API.

     Research and Development. Research and development costs are expensed as incurred. Our research and development expenses for the three months ended March 31, 2002 of $2.9 million remained consistent with research and development expenses of $2.9 million for the three months ended March 31, 2001. Research and development expenses for the three months ended March 31, 2001 and 2002 related primarily to payroll, payroll taxes, employee benefits and allocated operating costs. Additionally, the Company incurred research and development expenses for:

     * Development work associated with the development of new drug compounds and formulations for the dermatology and cardiovascular programs;
     * Preclinical studies and clinical trial costs for our Phase I and Phase II dermatology program;
     * Costs incurred to complete preclinical studies for the Phase III AMD program.

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

     Selling, General and Administrative. Our selling, general and administrative expenses for the three months ended March 31, 2002 decreased to $1.4 million from $1.7 million for the three months ended March 31, 2001. Selling, general and administrative expenses for the three months ended March 31, 2001 and 2002 related primarily to payroll, payroll taxes, employee benefits and operating costs such as rent and utilities. These expenses have decreased from 2001 to 2002 as a result of a decrease in the number of administrative employees as well as a temporary reduction in wages taken by all employees during the first quarter of 2002.

     We expect future selling, general and administrative expenses to remain consistent with prior periods although they may fluctuate depending on available funds, and the support required for research and development activities, the costs associated with potential financing and partnering activities, continuing corporate development and professional services, compensation expense associated with stock options and warrants granted to consultants and expenses for general corporate matters.

     Interest and Other Income. Interest and other income decreased to $74,000 for the three months ended March 31, 2002 from $321,000 for the three months ended March 31, 2001. The fluctuations in interest and other income are directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

     Interest Expense. Interest expense decreased to $281,000 for the three months ended March 31, 2002 from $648,000 for the same period in 2001. The decrease is primarily related to a decrease in the prime rate, which was 8.0% and 4.75% at March 31, 2001 and 2002, respectively. Additionally, due to the restructuring of the Pharmacia loans in March 2002, the interest expense recorded in 2002 for the Pharmacia loans and the value of the warrants issued with the loans represents interest for only two months of the quarter. In accordance with SFAS No. 15, with the restructuring of the Pharmacia debt in March 2002, we reduced our outstanding debt to the total future cash payments of the debt, which included $792,000 designated as interest and $10.0 million as principal. Also, with the restructuring of the debt, the value of the warrants issued to Pharmacia was reduced to zero. Therefore, unless there is an increase in the prime rate used of 4.75%, no further interest expense will be recorded for the Pharmacia loans. The level of other interest expense in future periods is not currently expected to be material.

Liquidity and Capital Resources

     Since inception through March 31, 2002, we have accumulated a deficit of approximately $178.0 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia's purchases of Common Stock and credit arrangements. As of March 31, 2002, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $223.0 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of March 31, 2002, our consolidated financial statements have been prepared assuming we will continue as a going concern.

     In March 2002, Miravant and Pharmacia entered into a Contract Modification and Termination Agreement pursuant to which we regained all of the rights and related data and assets to our lead drug candidate, SnET2, and restructured our outstanding debt to Pharmacia.

     Under the terms of the Contract Modification and Termination Agreement, various agreements and side letters between Miravant and Pharmacia have been terminated. Most of these agreements related to SnET2 license agreements and related drug and device supply agreements, side letters, the Manufacturing Facility Asset Purchase Agreement and various supporting agreements.

     The termination of the various agreements provided that all ownership of the rights, data and assets related to SnET2 and the Phase III AMD clinical trials will revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets which we received ownership rights to include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the FDF inventory. In addition to receiving back all of the bulk API inventory sold to Pharmacia in 2001, we also received a payment of approximately $479,000 for the costs of the in-process and finished bulk API inventory manufactured through January 23, 2002. We reassumed the lease obligations and related property taxes for our bulk API manufacturing facility. The lease agreement expires in October 2006 and currently has a base rent of approximately $26,000 per month.

     As a condition of the Contract Modification and Termination Agreement, Pharmacia has released to us the $880,000, which included accrued interest, held in an equipment escrow account, which was originally scheduled for release in June 2002. These funds represent the $863,000 purchase price that Pharmacia paid under the Manufacturing Facility Asset Purchase Agreement for the purchase of our bulk API manufacturing equipment in May 2001 plus interest earned through the release date.

     The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement. The outstanding debt that we owed to Pharmacia of approximately $26.8 million has been reduced to $10.0 million plus accrued interest. We will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% at March 5, 2002. Additionally, the early repayment provisions and many of the covenants were eliminated or modified. In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the Phase III clinical trial data did not meet certain clinical statistical standards, as defined by the clinical trial protocols, we will not have available an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement.

     In connection with the borrowings received under 2001 Credit Agreement, we have issued warrants to purchase 360,000 shares of Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for 120,000 shares. The warrants to purchase 360,000 shares of Common Stock are callable by us if the average closing prices of the Common Stock for 30 trading days, preceding such request, exceeds the related warrant exercise price.

Statement of Cash Flows

     For the three months ended March 31, 2002 net cash provided by operations was $479,000. Net cash required for operations for the three months ended March 31, 2001 was $3.7 million. The net cash provided by operations in 2002 is primarily related to the release of the $5.1 million contained in the inventory and equipment escrow accounts which was offset by an overall decrease in accounts payable and accrued wages. For the three months ended March 31, 2001, the net cash required for operations was increased due to an increase in prepaid and other assets and a decrease in accounts payable and accrued wages. This was offset by the amount and timing of funds received from Pharmacia for reimbursable research and development costs.

     For the three months ended March 31, 2002 and March 31, 2001, net cash provided by investing activities was $4,000 and $4.0 million, respectively. The net cash provided by financing activities for both periods was related to the proceeds from the net sales of marketable securities.

     For the three months ended March 31, 2002, net cash required for financing activities was $90,000. There was no cash provided by or required by financing activities for the three months ended March 31, 2001. The net cash required for financing activities in 2002 related to a loan provided to an executive officer of the Company.

     We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

          * Our ability to implement an additional effective cost restructuring program to reduce our use of cash;
          *    The viability of SnET2 for future use;
          *    Our ability to establish additional collaborations;
          *    Our ability to stay listed on Nasdaq;
          * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
          * The pace of scientific progress and the magnitude of our research and development programs;
          *    The scope and results of preclinical studies and clinical trials;
          *    The time and costs involved in obtaining regulatory approvals;
          * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
          *    The costs involved in any potential litigation;
          *    Competing technological and market developments; and
          * Our dependence on others for development and commercialization of our potential products.

     We implemented a cost restructuring program in January 2002 that will allow us to reduce our overall use of cash from operations in future periods. Based on our current cash and investment balances we anticipate that we only have sufficient cash to fund our operations through September 30, 2002. For this reason our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern. We are actively seeking additional capital needed to fund our operations through corporate collaborations or partnerships, through licensing of SnET2 or new products and through public or private equity or debt financings. Additional financing may not be available on acceptable terms or at all. Our ability to raise funds may become more difficult if our stock is delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

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

     Since our inception we have incurred losses totaling $178.0 million as of March 31, 2002 and have never generated enough funds through our operations to support our business. Although we have implemented a cost restructuring program in January 2002 that will allow us to reduce our overall use of cash from operations in future periods, we currently anticipate that we only have sufficient cash to fund our operations through September 30, 2002. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our year end consolidated financial statements that, based on generally accepted accounting principles, our viability as a going concern is in question. We will need substantial additional resources in the near term to continue to develop our products. If we do not receive sufficient funding by the end of September 2002 we may be forced to cease operations. The timing and magnitude of our future capital requirements will depend on many factors, including:

          * Our ability to implement an additional effective cost restructuring program to reduce our use of cash;
          *    The viability of SnET2 for future use;
          *    Our ability to establish additional collaborations;
          *    Our ability to stay listed on Nasdaq;
          * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
          * The pace of scientific progress and the magnitude of our research and development programs;
          *    The scope and results of preclinical studies and clinical trials;
          *    The time and costs involved in obtaining regulatory approvals;
          * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
          *    The costs involved in any potential litigation;
          *    Competing technological and market developments; and
          * Our dependence on others for development and commercialization of our potential products.

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

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of age-related macular degeneration, or AMD, with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing a New Drug Application, or NDA, with the U.S. Food and Drug Administration, or FDA. Based on Pharmacia's analysis of the AMD clinical data, we may not be able to proceed with our plans to seek regulatory approval of SnET2 as formerly planned. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We are currently conducting our own detailed analysis of the clinical data, including an analysis of the subset groups. We expect to complete our analysis by the end of the second quarter 2002 and, based on the results of our analysis, we will determine the future potential development of SnET2, including potential use in other disease indications. In addition, we have terminated our license collaboration with Pharmacia, and we intend to seek a new collaborative partner for PhotoPoint PDT in ophthalmology. If we cease development efforts for SnET2 it could adversely affect our funding and development efforts for our other programs and severely harm our business.

UNDER OUR CONTRACT MODIFICATION AND TERMINATION AGREEMENT WITH PHARMACIA IN MARCH 2002, OUR OUTSTANDING DEBT TO PHARMACIA OF $10.0 MILLION PLUS ACCRUED INTEREST REMAINS SECURED BY ALL OF OUR ASSETS AND THE LOAN REPAYMENT PROVISIONS MAY PRECLUDE US FROM OBTAINING ADDITIONAL FUNDING. IF WE BECOME UNABLE TO REPAY OUR BORROWINGS OR VIOLATE THE COVENANTS UNDER THIS AGREEMENT, PHARMACIA COULD FORECLOSE ON OUR ASSETS.

     In connection with the termination of our license collaboration with Pharmacia, we entered into a Contract Modification and Termination Agreement on March 5, 2002. Under the Contract Modification and Termination Agreement our outstanding debt to Pharmacia of approximately $26.8 million was reduced to $10.0 million plus accrued interest. We will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% at March 5, 2002. The outstanding debt to Pharmacia is secured by all of our assets. Our ability to comply with all covenants and to make scheduled payments, apply early repayments as required or to refinance our debt obligations will depend on our financial and operating performance, which in turn will be subject to prevailing economic conditions and certain financial, business and other factors, including factors that are beyond our control. If our cash flow and capital resources become insufficient to fund our debt service obligations or we otherwise default under the Contract Modification and Termination Agreement, Pharmacia could accelerate the debt and foreclose on our assets. As a result, we could be forced to obtain additional financing at very unfavorable terms or significantly reduce or cease operations.

         Additionally, under the Contract Modification and Termination Agreement we are obligated to pay a portion of net proceeds from any public or private equity financings and/or asset dispositions towards the repayment of the $10.0 million plus accrued interest due to Pharmacia as follows:

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

THE CURRENT TRADING PRICE OF OUR COMMON STOCK, OUR MARKET CAPITALIZATION AND THE AMOUNT OF OUR STOCKHOLDER'S EQUITY AND NET TANGIBLE ASSETS, COULD RESULT IN OUR SHARES BEING DELISTED FROM TRADING ON NASDAQ. IF WE BECOME DELISTED FROM NASDAQ, THEN OUR ABILITY TO RAISE ADDITIONAL CAPITAL MAY BE LIMITED OR IMPAIRED, AS WILL THE TRADING MARKET AND PRICE OF OUR COMMON STOCK.

     Our Common Stock is listed on the Nasdaq National Market. We currently do not satisfy the Nasdaq continued listing standards concerning the size of our market capitalization and the minimum bid price of our stock. Nasdaq recently informed us of its intention to delist our Common Stock and we requested a hearing. The hearing with Nasdaq to discuss our listing status was on April 18, 2002 and in a letter from Nasdaq dated May 6, 2002 we were provided with an extension to attempt to regain compliance with the continued listing requirements for the Nasdaq National Market. There is no assurance that we will regain compliance with the continued listing requirements for the Nasdaq National Market or meet the requirements to move to the Nasdaq Small Cap Market. If we are unable to meet the requirements, then our stock will be delisted from Nasdaq. If this were to happen, it would be much more difficult to purchase or sell our common stock or obtain accurate quotations as to the price of the securities.

OUR FINANCIAL CONDITION AND COST REDUCTION EFFORTS COULD RESULT IN DECREASED EMPLOYEE MORALE AND LOSS OF EMPLOYEES AND CONSULTANTS CRITICAL TO OUR SUCCESS.

     Our success in the future will depend in large part on our ability to attract and retain highly qualified scientific, management and other personnel and to develop and maintain relationships with leading research institutions and consultants. We are highly dependent upon principal members of our management, key employees, scientific staff and consultants, which we may retain from time to time. We currently have limited cash and capital resources and the efficacy of our primary drug development candidate is questionable causing our business outlook to be uncertain. In January 2002, we implemented measures to reduce our expenses to provide us more flexibility. These actions included temporarily reducing our employee's salaries by approximately 20% until April 5, 2002. Additionally, due to our ongoing limited cash balances, we try to utilize stock options and stock awards as a key component of short-term and long-term compensation. However, given that our current stock options outstanding are significantly de-valued, the current value of our stock is low and the uncertainty of our long-term prospects, our ability to use stock options and stock awards as compensation may be limited. These measures, along with our financial condition and unfavorable clinical data results from the Phase III AMD clinical trials, may cause employees to question our long-term viability and increase our turnover. These factors may also result in reduced productivity and a decrease in employee morale causing our business to suffer. We do not have insurance providing us with benefits in the event of the loss of key personnel. Our consultants may be affiliated with or employed by others, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.

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

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

          *    Our ability to stay listed on Nasdaq;
          * Future development decisions related to the results of our Phase III AMD clinical trials;
          *    Announcements   concerning   Miravant   or   our   collaborators,
               competitors or industry;
          *    Our ability to successfully establish new collaborations;
          * The results of our testing, technological innovations or new commercial products;
          * The results of preclinical studies and clinical trials by us or our competitors;
          *    Technological innovations or new therapeutic products;
          *    Litigation;
          * Public concern as to the safety, efficacy or marketability of products developed by us or others;
          *    Comments by securities analysts;
          *    The achievement of or failure to achieve certain milestones; and
          * Governmental regulations, rules and orders, or developments concerning safety of our products.

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

WE HAVE LIMITED MANUFACTURING AND MARKETING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES.

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we intend to manufacture drugs and devices at some commercial levels, we have not yet manufactured any products under GMPs which can be released for commercial use, and we have limited experience in manufacturing in commercial quantities. We are licensed by the State of California to manufacture SnET2 bulk active pharmaceutical ingredient, or bulk API, at our Santa Barbara, California facility for clinical trial and other use. We currently manufacture the bulk API, the process up to the final formulation and packaging step, and have the ability to manufacture light producing devices and light delivery devices, and conduct other production and testing activities, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug product, light producing and light delivery devices and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities. We currently have the capacity, in conjunction with our manufacturing suppliers Fresenius and Iridex, to manufacture products at certain commercial levels and we believe we will be able to do so under GMPs with subsequent FDA approval. If we receive an FDA or other regulatory approval, we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we will need to expend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our commercial product sales, as well as our overall business growth could be limited, which in turn could prevent us from becoming profitable or viable as a business. Fresenius is the sole manufacturer of the final dose formulation of SnET2 and Iridex is currently the sole supplier of the light producing devices used in our AMD clinical trials. Both currently have commercial quantity capabilities. At this time, we have no readily available back-up manufacturers to produce the final formulation of SnET2 at commercial levels or back-up suppliers of the light producing devices. If Fresenius could no longer manufacture for us or Iridex was unable to supply us with devices, we could experience significant delays in production or may be unable to find a suitable replacement, which would reduce our revenues and harm our ability to commercialize our products and become profitable.

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

     We depend on outside suppliers for certain raw materials and components for our products. Although most of our materials and components are available from various sources, we are dependent on certain suppliers for key materials or services used in our drug and light producing and light delivery device development and production operations. One supplier is Fresenius, which processes our SnET2 drug substance into a sterile injectable formulation and packages it in vials for distribution. We expect to continue to develop new drugs and new drug formulations both in-house and using external suppliers, which may or may not have similar dependencies on suppliers. Another supplier is Iridex, which provided the light producing devices used in our AMD clinical trials and can be used for future commercial use in ophthalmology. We recently regained ownership of the bulk API and finished dose formulation, or FDF, inventories and lasers from Pharmacia. Based on the quantities received, we are not expected to need additional bulk API, FDF, or lasers in the near term. These raw materials or components may not continue to be available to our standards or on acceptable terms, if at all, and alternative suppliers may not be available to us on acceptable terms, if at all. Further, we may not be able to adequately produce needed materials or components in-house. We are seeking to establish relationships with additional suppliers, however, we may not be successful in doing so and may encounter delays or other problems. If we are unable to produce our potential products in a timely manner, or at all, our sales would decline, our development activities could be delayed or cease and as a result we may never achieve profitability.

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

     We are engaged in the development of novel therapeutic technologies, specifically photodynamic therapy. As a result, our resources are limited and we may experience technical challenges inherent in such novel technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic, diagnostic and imaging effects compared to our products. We are aware that three of our competitors, QLT, Axcan and DUSA, have received marketing approval of their product for certain uses in the United States or other countries. Our competitors may develop products that are safer, more effective or less costly than our products and, therefore, present a serious competitive threat to our product offerings.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.



(b)      Reports on Form 8-K.

     On January 13, 2002 Miravant Medical Technologies issued a press release announcing the results of the Phase III clinical trials of SnET2, or tin ethyl etiopurpurin, an investigational drug developed for the wet form of age-related macular degeneration, or wet AMD. The top line results of the trials indicate that SnET2 did not meet the primary efficacy endpoint in this study population.

     On March 5, 2002, Miravant Medical Technologies and Pharmacia Corporation entered into a Contract Modification and Termination Agreement pursuant to which we regained all of the rights and related assets to our lead drug candidate, SnET2, and were able to restructure our outstanding debt to Pharmacia.

     On March 8, 2002, Miravant Medical Technologies issued a press release announcing that the Company received a notification from Nasdaq that it has not met certain requirements for continued listing and that the Company has requested a hearing with Nasdaq.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                    Miravant Medical Technologies




Date:    May 14, 2002               By: /s/John M. Philpott
                                   -----------------------
                                           John M. Philpott
                                    Chief Financial Officer
                                  (on behalf of the Company and as
                                   Principal Financial Officer and
                                   Principal Accounting Officer)