Form 10-K/A
period 2001-12-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2002-05-31
CIK 933745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                         FOR ANNUAL AND SPECIAL REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


     The number of shares of Common Stock outstanding as of March 15, 2002 was 18,876,508

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (As amended on May 30, 2002 to revise research and development disclosure.)

     This section of the Annual Report on Form 10-K contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties and include statements regarding our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; the timing of the completion of our analysis of the clinical data from the SnET2 Phase III wet age-related macular degeneration, or AMD, clinical trials, which Pharmacia Corporation, or Pharmacia, concluded had not met the primary efficacy endpoint; the assumption that we will continue as a going concern and stay listed on Nasdaq; our plans to collaborate with other parties; our ability to continue to retain employees under our current financial circumstances; our ability to use our light production and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including: a failure of our drugs and devices to receive regulatory approval; unanticipated complexity or difficulty in analyzing clinical trial data; other parties may decline to collaborate with us due to our financial condition or other reasons beyond our control; our existing light production and delivery technology may prove to be inapplicable or inappropriate for future studies; we may be unable to obtain the necessary funding to further our research and development activities and the government may change its past practices and exercise its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see "Risk Factors", for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

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

     We have four primary disease indications, or research and development programs, for which we have focused our research and development efforts: ophthalmology, dermatology, cardiovascular disease and oncology.

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

     Below is a summary of the disease programs and their related stages of development. The information in the column labeled "Estimate of Completion of Phase" contains forward-looking statements regarding timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. Additionally, due to the uncertainty of the scientific results of any of these programs as well as the uncertainty regarding the Company's ability to fund these programs, we are unable to provide an accurate estimate as to the costs, capital requirements or the specific timing necessary to complete any of these programs. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase for our company as well as our industry as a whole, see the "Risk Factors" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                                              Phase of             Estimate of Completion
              Program                Description / Indication               Development                  of Phase
       ----------------------    -----------------------------------     --------------------      ------------------------
           Ophthalmology              AMD (SnET2)                        Review of Phase III data         Q2 2002

                                      New drug compounds                 Research studies                   **

           Dermatology                Psoriasis                          Phase II                          2002

           Cardiovascular             Restenosis (MV9411)                Preclinical studies                **
            disease

           Oncology                   Tumor research (MV6033)            Research studies                   **

     ** Based on the early development stage of these programs we cannot reasonable estimate the time at which these programs may move from a research or preclinical development phase to the clinical trial phase. The decision and timing of whether these programs will move to the clinical trial phase will depend on a number of factors including; the results of the preclinical studies, the estimated costs of the programs, the availability of alternative therapies and our ability to fund or obtain additional financing or to obtain new collaborative partners to help fund the programs.

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

     Research and Development. Research and development expenses are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of preclinical study costs, clinical trial and related clinical drug and device development and manufacturing costs, drug formulation costs, contract services and other research and development expenditures. Indirect costs consist of salaries and benefits, overhead and facility costs, and other support service expenses. Our research and development expenses decreased from $29.7 million in 1999 to $19.9 million in 2000 and $13.3 million in 2001. The overall decrease in research and development expenses is specifically related to the transition of the majority of the operations and funding responsibilities of the Phase III AMD clinical trials to Pharmacia in December 1999 and the completion of the preclinical studies and our AMD clinical trial responsibilities. Our research and development expenses, net of license reimbursement and grant revenue, were $13.0 million in 2001, $15.4 million in 2000 and $15.3 million in 1999.

     As previously mentioned, we have four primary research and development programs for which we have focused our research and development efforts: ophthalmology, dermatology, cardiovascular disease and oncology. Research and development costs are initially identified as direct and indirect costs, with only direct costs tracked by specific program. These direct costs consist of clinical, preclinical, drug and formulation development, device development and research costs. We do not track our indirect research and development costs by program. These indirect costs consist of labor, overhead and other indirect costs. Prior to 1999, we did not track our historical research and development costs by specific program, but rather by the type of expense incurred. For these reasons we cannot accurately estimate with any degree of certainty our indirect research and development costs or our total historical costs on a specific program basis. The specific program research and development costs represent the direct costs incurred. The direct research and development costs by program are as follows:


            Program                                  2001                   2000                     1999
       -----------------------------------    -------------------    -------------------    -----------------------

       Direct costs:
            Ophthalmology.............         $   1,060,000          $    6,112,000         $  15,370,000
            Dermatology................              639,000               1,474,000             1,527,000
            Cardiovascular disease.....            2,038,000               1,217,000               814,000
            Oncology...................              126,000                 655,000               965,000
                                              -------------------    -------------------    -----------------------
       Total direct costs..............        $   3,863,000          $    9,458,000         $  18,676,000

       Indirect costs .................        $   9,455,000          $   10,486,000         $  11,073,000
                                              -------------------    -------------------    -----------------------
       Total research and development
       costs...........................        $  13,318,000          $   19,944,000         $  29,749,000
                                              ===================    ===================    =======================

     Ophthalmology. Our direct ophthalmology program costs have decreased from $15.4 million in 1999 to $6.1 million in 2000 and $1.1 million in 2001. Costs incurred in the ophthalmology program have consisted of clinical trial expenses for the screening, treatment and monitoring of individuals participating in the AMD clinical trials, internal and external preclinical study costs, and drug and device development and manufacturing costs. The continued decrease from 1999 to 2001 is specifically related to the transition of the majority of the operations and funding responsibilities of the Phase III AMD clinical trials to Pharmacia in December 1999 and the completion of the SnET2 preclinical studies and our AMD clinical trial responsibilities.

     Dermatology. Our direct dermatology program costs were $1.5 million in 1999, $1.5 million in 2000 and decreased to $639,000 in 2001. Costs incurred in the dermatology program include expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase I clinical trial expenses. The decrease in 2001 as compared to prior years is due to the majority of the costs for preclinical studies and drug formulation were incurred in 1999 and 2000, while 2001 consisted primarily of the relatively minor cost for the Phase I clinical trial.

     Cardiovascular Disease. Our direct cardiovascular disease program costs increased from $814,000 in 1999 to $1.2 million in 2000 and to $2.0 million in 2001. Our cardiovascular disease program costs include expenses for the development of new drug compounds and light delivery devices, drug formulation and manufacturing and internal and external preclinical study costs. The continued increase from 1999 to 2001 is related to the progress of the program which has required expanded preclinical studies, as well as, the increase in development and manufacturing activities for drug and devices used in the preclinical studies.

     Oncology. Our direct oncology program costs have decreased from $965,000 in 1999 to $655,000 in 2000 and $126,000 in 2001. Our oncology program costs have primarily consisted of costs for a Phase I clinical trial for prostate cancer, internal and external preclinical study costs and expenses for the development of new drug compounds. The decrease in oncology program costs from 1999 to 2001 is related to our decision in 2000 to suspend the further development of the prostate cancer clinical trial and to focus on more discovery and research programs for use of PhotoPoint PDT in oncology.

     Indirect Costs. Our indirect costs have decreased from $11.1 million in 1999 to $10.5 million in 2000 and $9.5 million in 2001. Generally, the decrease from 1999 to 2001 was attributed to a reduction in our responsibilities in the AMD program, as well as a continued reduction in labor costs due to employee attrition. The decrease was also related to the sublease of one of our buildings, which reduced facility and overhead costs. The decrease from 2000 to 2001 was primarily attributed to the reclassification of certain research and development labor costs to cost of goods sold due to API sales associated with the Manufacturing Asset Purchase Agreement entered into with Pharmacia in 2001.

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

                                      Miravant Medical Technologies

                                      /S/   Gary S. Kledzik
                                     -------------------------------------------
                                            Gary S. Kledzik, Ph.D.
                                            Chief Executive Officer and
                                            Chairman of the Board