Form 10-Q
period 2002-06-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 2002-08-14
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                               Outstanding at August 9, 2002
         -----                               -----------------------------
Common Stock, $.01 par value                        18,900,841

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                                                Page

Item 1.           Condensed Consolidated Financial Statements

                  Condensed consolidated balance sheets as of June 30, 2002 and
                    December 31, 2001........................................................   3
                  Condensed consolidated statements of operations for the three and
                   six months ended June 30, 2002 and 2001...................................   4
                  Condensed consolidated statement of stockholders' equity (deficit)
                   for the six months ended June 30, 2002....................................   5
                  Condensed consolidated statements of cash flows for the six
                   months ended June 30, 2002 and 2001.......................................   6
                  Notes to condensed consolidated financial statements.......................   7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................   10

                           PART II. OTHER INFORMATION

Item 3.           Qualitative and Quantitative Disclosures About Market Risk.................   37

Item 4.           Submission of Matters to a Vote of Security Holders........................   37

Item 6.           Exhibits and Reports on Form 8-K...........................................   37

                  Signatures.................................................................   39





ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                       June 30,            December 31,
                                                                                         2002                  2001
                                                                                 -------------------- ---------------------
                                    Assets                                            (Unaudited)
Current assets:
   Cash and cash equivalents...............................................      $          649,000   $         1,458,000
   Investments in short-term marketable securities.........................               3,033,000             4,654,000
   Accounts receivable.....................................................                      --             5,030,000
   Inventories.............................................................                      --               395,000
   Prepaid expenses and other current assets...............................                 984,000             1,024,000
                                                                                 -------------------- ---------------------
Total current assets.......................................................               4,666,000            12,561,000

Property, plant and equipment:
   Vehicles................................................................                  28,000                28,000
   Furniture and fixtures..................................................               1,396,000             1,404,000
   Equipment...............................................................               5,551,000             5,447,000
   Leasehold improvements..................................................               3,495,000             3,382,000
                                                                                 -------------------- ---------------------
                                                                                         10,470,000            10,261,000
   Accumulated depreciation................................................              (9,518,000)           (9,057,000)
                                                                                 -------------------- ---------------------
                                                                                            952,000             1,204,000

Investments in affiliates..................................................                 541,000               635,000
Deferred financing costs...................................................                      --               913,000
Patents and other assets...................................................                 909,000               852,000
                                                                                 -------------------- ---------------------
Total assets...............................................................      $        7,068,000    $       16,165,000
                                                                                 ==================== =====================
               Liabilities and stockholders' equity (deficit)

Current liabilities:
   Accounts payable........................................................      $        1,943,000    $        2,535,000
   Accrued payroll and expenses............................................                 628,000               786,000
   Current portion of long-term debt.......................................               5,238,000                    --
                                                                                 -------------------- ---------------------
Total current liabilities..................................................               7,809,000             3,321,000

Long-term liabilities:
   Long-term debt, less current portion....................................               5,554,000            26,548,000
   Sublease security deposits..............................................                  94,000                94,000
                                                                                 -------------------- ---------------------
Total long-term liabilities................................................               5,648,000            26,642,000

Stockholders' equity (deficit):
   Common stock, 50,000,000 shares authorized; 18,877,818 and 18,876,075 shares issued and outstanding at June 30, 2002 and December 31, 2001,
     respectively..........................................................            176,960,000            161,496,000
   Notes receivable from officers..........................................             (1,000,000)              (822,000)
   Deferred compensation...................................................               (277,000)              (547,000)
   Accumulated other comprehensive loss....................................               (450,000)              (356,000)
   Accumulated deficit.....................................................           (181,622,000)          (173,569,000)
                                                                                 -------------------- ---------------------
Total stockholders' equity (deficit).......................................             (6,389,000)           (13,798,000)
                                                                                 -------------------- ---------------------
Total liabilities and stockholders' equity (deficit).......................      $       7,068,000     $       16,165,000
                                                                                 ==================== =====================
See accompanying notes.



                                                         MIRAVANT MEDICAL TECHNOLOGIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)


                                                            Three months ended June 30,           Six months ended June 30,
                                                            2002                2001              2002                 2001
                                                     -----------------   ----------------- ----------------     ----------------
Revenues:
  License-contract research and development.........              --             122,000           20,000              204,000
  Bulk active pharmaceutical ingredient sales.......              --           2,286,000          479,000            2,286,000
  Royalties.........................................              --              75,000               --               75,000
                                                     -----------------   ----------------- ----------------     ----------------
Total revenues......................................              --           2,483,000          499,000            2,565,000

Costs and expenses:
  Cost of goods sold................................              --             128,000          479,000              128,000
  Research and development..........................       2,307,000           3,248,000        5,224,000            6,133,000
  Selling, general and administrative...............       1,315,000           1,410,000        2,686,000            3,074,000
                                                     -----------------   ----------------- ----------------     ----------------
Total costs and expenses............................       3,622,000           4,786,000        8,389,000            9,335,000

Loss from operations................................      (3,622,000)         (2,303,000)      (7,890,000)          (6,770,000)

Interest and other income (expense):
   Interest and other income........................          44,000             222,000          118,000              543,000
   Interest expense.................................              --            (533,000)        (281,000)          (1,181,000)
   Gain on sale of property, plant and equipment....              --             586,000               --              586,000
                                                      -----------------   ----------------- ----------------     ----------------
Total net interest and other income (expense).......          44,000             275,000         (163,000)             (52,000)
                                                      -----------------   ----------------- ----------------     ----------------

Net loss............................................       (3,578,000)         (2,028,000)      (8,053,000)         (6,822,000)
                                                     =================   ================= ================     ================
Net loss per share - basic and diluted..............            (0.19)              (0.11)           (0.43)              (0.37)
                                                     =================   ================= ================     ================
Shares used in computing net loss per share.........       18,876,652          18,587,799       18,876,564          18,583,478
                                                     =================   ================= ================     ================



         See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                               Notes                       Accumulated
                                                           Receivable        Deferred        Other
                                       Common Stock            from       Compensation  Comprehensive     Accumulated
                                 Shares        Amount        Officers     and Interest       Loss           Deficit         Total
                             ------------ -------------- -------------  --------------- --------------  -------------- -------------
Balance at December 31, 2001..18,876,075 $ 161,496,000   $  (822,000)     $  (547,000)  $  (356,000)   $(173,569,000)  $(13,798,000)
 Comprehensive loss:
  Net loss....................        --            --            --               --            --       (8,053,000)    (8,053,000)
  Net change in accumulated
  other comprehensive loss....        --            --            --               --       (94,000)               --       (94,000)
                                                                                                                       -------------
 Total comprehensive loss.....                                                                                           (8,147,000)
 Issuance of stock awards and
  ESOP matching contribution..     1,743        13,000            --               --            --               --         13,000
 Non-cash contributions by
  Pharmacia Corporation:
   Lease payments.............        --        58,000            --               --            --               --         58,000
   Debt restructuring.........        --    15,393,000            --               --            --               --     15,393,000
 Deferred compensation........        --            --           --           (8,000)            --               --         (8,000)
 Officer notes................        --            --      (178,000)              --            --               --       (178,000)
 Amortization of deferred
  compensation................        --            --            --          278,000            --               --        278,000
                            ------------ --------------- -------------  --------------- -------------- --------------- -------------
Balance at June 30, 2002.....18,877,818 $ 176,960,000   $ (1,000,000)    $   (277,000)   $ (450,000)   $(181,622,000)  $(6,389,000)
                            ============ =============== =============  =============== ============== =============== =============



See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six months ended June 30,
Operating activities:                                                           2002                    2001
                                                                        -------------------    ----------------------
    Net loss..........................................................   $    (8,053,000)      $        (6,822,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization..................................           493,000                   674,000
       Amortization of deferred compensation..........................           277,000                   289,000
       Stock awards and ESOP matching contribution....................            13,000                   580,000
       Gain on sale of property, plant and equipment..................                --                  (586,000)
       Non-cash interest and amortization of deferred
         financing costs on long-term debt............................           326,000                 1,184,000
       Changes in operating assets and liabilities:
          Accounts receivable.........................................         5,030,000                (1,552,000)
          Prepaid expenses, inventories and other assets..............           390,000                  (772,000)
          Accounts payable and accrued payroll........................          (773,000)                 (241,000)
                                                                        -------------------    ----------------------
    Net cash used in operating activities.............................        (2,297,000)               (7,246,000)

Investing activities:
    Purchases of marketable securities ...............................       (44,709,000)               (3,741,000)
    Proceeds from sales of marketable securities .....................        46,330,000                15,983,000
    Additions to patents..............................................           (43,000)                  (62,000)
    Proceeds from the sale of property, plant and equipment...........            65,000                  (174,000)
                                                                        -------------------    ----------------------
    Net cash provided by investing activities.........................         1,643,000                12,006,000

Financing activities:
    Proceeds from issuance of Common Stock, less issuance costs.......                --                     3,000
    Issuance of note to officer.......................................          (155,000)                 (200,000)
                                                                        -------------------      --------------------
    Net cash (used in) financing activities...........................          (155,000)                 (197,000)

    Net increase (decrease) in cash and cash equivalents..............          (809,000)                4,563,000
    Cash and cash equivalents at beginning of period..................         1,458,000                 1,935,000
                                                                        -------------------    ----------------------
    Cash and cash equivalents at end of period........................   $       649,000       $         6,498,000
                                                                        ===================    ======================

Supplemental disclosures:
    Cash paid for:
      State taxes.....................................................   $         3,000       $            13,000
                                                                        ===================    ======================
      Interest .......................................................   $         1,000       $                --
                                                                        ===================    ======================

Supplemental disclosure of non-cash transactions:
    See Note 4 of the notes to the condensed consolidated financial statements for discussion of non-cash transactions occurring during the six month period ended June 30, 2002.




See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2002, the Company had an accumulated deficit of $181.6 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years. The Company is continuing its efforts, to the extent possible, in research and development and the preclinical studies and clinical trials of its products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of its product in order to achieve a level of revenues adequate to support the Company's cost structure. Executive management of the Company believes that it has sufficient resources to fund the current required expenditures through September 30, 2002. Executive management is currently in discussions with one of its significant investors for some bridge loan financing to extend the Company's cash resources through December 31, 2002. In addition, executive management also believes it can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and equity financings prior to September 30, 2002. However, there can be no assurance that the Company will be successful in obtaining such financing or that financing will available on favorable terms. If additional funding is not available when required, management will begin implementing additional cost restructuring programs by the further delay or reduction in scope of one or more of its research and development programs and further adjusting, deferring or reducing salaries of employees and by reducing operating and overhead expenditures to conserve cash to be used in operations.

2.   Comprehensive Loss

     For the six months ended June 30, 2002 and 2001, comprehensive loss amounted to approximately $8.1 million and $6.8 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix Technologies Corp.

3.   Per Share Data

     Basic loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per share as presented on the condensed consolidated statements of operations are the same.

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

     In accordance with Statement of Financial Standards No. 15, or SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company permanently reduced the debt due to Pharmacia to the total future cash payments of the debt, including amounts designated as interest and principal. The total future cash payments, at the current interest rate, are estimated to be $10.8 million. The difference between the total debt outstanding of $25.9 million (net of the unamortized debt issuance costs of $851,000) and the total future cash payments of the restructured debt of $10.8 million was recorded as an increase to stockholders' equity due to Pharmacia being a greater than 10% stockholder in the Company, as of March 5, 2002. Additionally, the net book value of the API manufacturing equipment received from Pharmacia, approximately $274,000, was recorded as an increase to property, plant and equipment and stockholders' equity. Therefore, the Company recorded a total increase to stockholders' equity in the first quarter of 2002 of $15.4 million.

     The Contract Modification and Termination Agreement also provided for the transfer of ownership of several assets back to the Company, including the lasers utilized in the Phase III AMD clinical trials, the bulk API and FDF inventories and the bulk API manufacturing equipment used to manufacture SnET2. As discussed above the Company recorded the transfer of ownership of the API manufacturing equipment at its net carrying value prior to the sale to Pharmacia, which was $274,000. Under generally accepted accounting principles, there was no value recorded on the balance sheet for the transfer of ownership of the lasers, the bulk API and FDF inventory, since these assets, according to the Company's accounting policies, had been expensed as research and development costs in prior years.

5.   Nasdaq Delisting Notification

     The Company was originally provided with a Nasdaq Staff Determination notice in March 2002 that informed the Company that it did not meet the market value of publicly held shares requirement (minimum common stock market capitalization of $50,000,000) for continued listing on the Nasdaq National Market as set forth in Marketplace Rule 4450(b)(1)(A). The Company was also told that it did not comply with the minimum bid price for continued inclusion requirement set forth in Marketplace Rule 4450(b)(4). These listing requirements include maintaining stockholders' equity of $10.0 million or net tangible assets of $4.0 million, and a $1.00 minimum bid price; or alternatively, a common stock market capitalization of at least $50.0 million and a minimum bid price of $3.00. In addition, the Company also did not meet the requirements of the Nasdaq Small Cap Market, which requires at least a $35.0 million common stock market capitalization, with a $1.00 minimum bid price. At the conclusion of the extension period granted to the Company by Nasdaq, the Company was unsuccessful in meeting the continued listing requirements for both the Nasdaq National Market and the Nasdaq Small Cap Market, as such the Company's securities were delisted from the Nasdaq National Market on July 11, 2002. The Company was notified on July 12, 2002 that its Common Stock would begin trading on the over-the-counter bulletin board, or OTCBB, effective as of the opening of business on July 12, 2002.

6.   New Accounting Pronouncements: SFAS No. 144 Adoption

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

7.   Reclassifications

     Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the current period presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This section of our quarterly report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties and include statements regarding our ability to fund our operations through September 2002, or through December 31, 2002 in a reduced capacity; our ability to raise funding through collaborations, licensing arrangements, financing transactions or obtaining a line of credit from certain of our current private investors, the timing of the completion of our analysis of the clinical data from the SnET2 Phase III wet age-related macular degeneration, or AMD, clinical trials; the expected completion of our ongoing dermatology clinical trials; our cardiovascular program strategies; and our expected general and administrative expenditures. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including: our actual expenditures exceeding our projections; other parties may decline to collaborate with us due to our financial condition or other reasons beyond our control; we may be unable to locate parties willing to invest in our securities; unanticipated complexity or difficulty in analyzing clinical trial data; we may be unable to obtain the necessary funding to further our research and development activities or our ongoing programs may encounter difficulties or fail to meet objectives; and our general and administrative costs may not remain level due to expenses associated with financing and partnering activities or other matters. For a more complete description of the risks that may impact our business, see "Risk Factors", for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM) PDT, our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $181.6 million as of June 30, 2002. As we currently do not have any significant sources of revenues, we expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and administrative activities. We also expect these operating losses to fluctuate due to our ability to fund the research and development programs as well as the operating expenses of the Company. We believe that we have sufficient resources to fund the current required expenditures through September 30, 2002. Executive management is currently in discussions with one of our significant investors for some bridge loan financing to extend our cash resources through December 31, 2002. In addition, executive management also believes we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and equity financings prior to September 30, 2002. However, there can be no assurance that we will be successful in obtaining such financing or that financing will available on favorable terms. If additional funding is not available when required, management will begin implementing additional cost restructuring programs by the further delay or reduction in scope of one or more of its research and development programs and further adjusting, deferring or reducing salaries of employees and by reducing operating and overhead expenditures to conserve cash to be used in operations.

     Our historical revenues primarily reflect income earned from licensing agreements, grants awarded, royalties from device product sales, milestone payments, non-commercial drug sales to Pharmacia and interest income. During 2001 and through January 2002, we sold approximately $4.8 million of the SnET2 bulk active pharmaceutical ingredient, or bulk API, to Pharmacia to be used in preclinical studies and clinical trials and in anticipation of a potential New Drug Application, or NDA, filing for SnET2 for the treatment of wet age-related macular degeneration, or AMD. The January 2002 sales of bulk API was the final amount sold to Pharmacia.

     Any other future potential new revenues such as license income from new collaborative agreements, revenues from contracted services, grants awarded and/or royalties from potential drug and device sales, if any, will depend on, among other factors, the results from our ongoing preclinical studies and clinical trials, including those of the completed Phase III AMD clinical trials, the timing and outcome of applications for regulatory approvals, our ability to re-license SnET2 and establish new collaborative partnerships and their subsequent level of participation in our preclinical studies and clinical trials, our ability to have any of our potential drug and related device products successfully manufactured, marketed and distributed, the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our future products. We anticipate our operating activities will result in substantial, and possibly increasing, operating losses for the next several years.

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of AMD with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the U.S. Food and Drug Administration, or FDA. Based on Pharmacia's analysis of the AMD clinical data, we may not be able to proceed with our plans to seek regulatory approval of SnET2 as formerly planned. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. In addition, we have terminated our license collaboration with Pharmacia, and we intend to seek a new collaborative partner for PhotoPoint PDT in ophthalmology. We are currently conducting our own detailed analysis of the clinical data, including an analysis of the subset groups and, based on the results of our analysis, we will determine the future potential development of SnET2, including the potential use of SnET2 in other disease indications.

     In June 2002, we entered into a non-binding letter of intent with Bausch & Lomb for SnET2 for the treatment of AMD. We will jointly review the SnET2 Phase III AMD clinical data package, and Bausch & Lomb will have the option to negotiate the exclusive worldwide license to develop and commercialize the drug in ophthalmology. Prior to signing the letter of intent, Bausch & Lomb reviewed top line and certain subset analyses of the Phase III AMD clinical data. The license option, if exercised, is subject to further negotiations, which may include license fees, milestone payments, royalties and research, development and commercialization expenses. Bausch & Lomb's review of the detail clinical data is currently ongoing and we expect the conclusion of this review, and a determination on their license option decision by September 2002. There are no guarantees that Bausch & Lomb will enter into a license agreement for SnET2 or provide us with the funding needed to continue operations and advance our AMD program or other disease program pipeline.

     We were notified by Nasdaq on July 11, 2002 that our Common Stock would be delisted and begin trading on the over-the-counter bulletin board, or OTCBB, effective as of the opening of business on July 12, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in OTC equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. Our Common Stock will trade under the ticker symbol MRVT and can be viewed at www.otcbb.com. Our executive management intends to make every effort to regain our listing status on the Nasdaq National Market, however, there is no guarantee we will be able to raise the additional capital needed or to increase the current trading price of our Common Stock to allow us to meet the relisting requirements for the Nasdaq National Market on a timely basis, if at all.

     In ophthalmology, besides the possible use of SnET2 alone or in combination with other therapies, we are continuing to evaluate next generation drug compounds for use in various eye diseases.

     In our dermatology program, we use a topical gel formulation to deliver MV9411, a proprietary photoreactive drug, directly to the skin. In July 2001, we completed a Phase I dermatology clinical trial and, in January 2002, we commenced a Phase II clinical trial with MV9411 for potential use in the treatment of plaque psoriasis, a chronic dermatological condition for which there is no known cure. Plaque psoriasis is a disease marked by hyperproliferation of the epidermis, resulting in inflamed and scaly skin plaques. The Phase II clinical trial is currently ongoing and we expect to complete the clinical trial by the end of 2002.

     We are also conducting preclinical studies of SnET2 and existing and new photoselective drugs for cardiovascular diseases, in particular for the prevention and treatment of vulnerable plaque and restenosis. Vulnerable plaque is unstable and rupture-prone inflamation within the artery walls and restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. We are in the process of formulating a new lead drug, MV0633, and, pending the outcome of our preclinical studies with SnET2 and some existing photoselective drugs, we may need to perform additional studies to prepare for an Investigational New Drug application, or IND, in cardiovascular disease for MV0633 or one of the existing photoselective drugs.

     In oncology, we are conducting preclinical research of our photoselective therapy to destroy abnormal blood vessels in tumors. We are pursuing this tumor research with some of our new photoselective drugs and also investigating combination therapies with PhotoPoint PDT and other types of compounds.

     Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to license and pursue further development of SnET2 for AMD or other disease indications, our ability to reduce operating costs as needed, our ability to regain our listing status on Nasdaq and various other economic and development factors, such as the cost of the programs, reimbursement and the available alternative therapies, we may or may not be able to or elect to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

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

     Under the Manufacturing Facility Asset Purchase Agreement, which was entered into in May 2001 and subsequently terminated in March 2002, Pharmacia satisfied the following obligations:

     * Pharmacia agreed to buy our existing bulk API inventory at cost for $2.2 million. During 2001, the entire $2.2 million of the existing bulk API inventory had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account;
     * Pharmacia committed, through two other purchase orders, to buy up to an additional $2.8 million of the bulk API which would be manufactured by us. As of June 30, 2002, we had sold $2.5 million of newly manufactured bulk API inventory, which had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account. No further bulk API will be sold to Pharmacia;
     * Pharmacia agreed to purchase the manufacturing equipment necessary to produce bulk API. The manufacturing equipment was purchased for $863,000, its fair market value as appraised by an independent appraisal firm. The payment for the purchase of the equipment was made into an equipment escrow account;
     * The interest earned by the inventory and equipment escrow accounts accrued to us and was released in full from each escrow account in January 2002 and March 2002, respectively. All amounts received into escrow were recorded as accounts receivable until the amounts were released.

     The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement as follows:

     * The outstanding debt that we owed to Pharmacia of approximately $26.8 million, was reduced to $10.0 million plus accrued interest;
     * We will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% at June 30, 2002;
     * In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the data from the Phase III AMD clinical trials data did not meet certain clinical statistical standards as defined by the clinical trial protocol, we will not have available to us an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement. Pharmacia has no obligation to make any further milestone payments, equity investments or to extend us additional credit;
     * The early repayment provisions and many of the covenants were eliminated or modified. Our requirement to allocate one-half of the net proceeds from any public or private equity financings and/or asset dispositions towards the early repayment of our debt to Pharmacia was modified as follows:
     * If our aggregate net equity financing and/or assets disposition proceeds are less than or equal to $7.0 million, we are not required to make an early repayment towards our Pharmacia debt;
     * If our aggregate net equity financing and/or assets disposition proceeds are greater than $7.0 million but less than or equal to $15.0 million, then we are required to apply one-third of the net proceeds from the amount in excess of $7.0 million up to $15.0 million, or a maximum repayment of $2.7 million towards our Pharmacia debt;
     * If our aggregate net equity financing and/or assets disposition proceeds are greater than $15.0 million but less than or equal to $25.0 million, then we are required to apply one-half of the net proceeds from the amount in excess of $15.0 million up to $25.0 million, or a maximum repayment of $7.7 million towards our Pharmacia debt;
     * If our aggregate net equity financing and/or assets disposition proceeds are greater than $25.0 million, then we are required to apply all of the net proceeds from the amount in excess of $25.0 million, or repay the entire $10.0 million plus accrued interest towards our Pharmacia debt; and
     * Any early repayment of our Pharmacia debt applies first to the loan amount due on March 4, 2003, then to the remaining loan amount due on June 4, 2004.

     Aside from the changes made under the Contract Modification and Termination Agreement discussed above, there were no changes made to the Warrant Agreement, the Equity Investment Agreement and the Registration Rights Agreement with Pharmacia.

Results of Operations

     Revenues. For the three months ended June 30, 2002, we had no revenues compared to $2.5 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, our revenues decreased to $499,000 from $2.6 million for the same period in 2001. The fluctuations in revenues are due to the following:

     Bulk Active Pharmaceutical Ingredient Sales. In May 2001, we entered into an Asset Purchase Agreement with Pharmacia whereby they agreed to buy bulk API inventory through March 2002. We recorded revenue related to bulk API sales of $2.3 million for the three and six month periods ended June 30, 2001 and $479,000 in January 2002. No further bulk API was sold to Pharmacia after January 2002, as such there were no bulk API revenues for the three months ended June 30, 2002.

     License Income. License income, which represents reimbursements of out-of-pocket or direct costs incurred in preclinical studies and Phase III AMD clinical trials, decreased from $204,000 for the six months ended June 30, 2001 to $20,000 for the six months ended June 30, 2002. There was no license income for the three month period ended June 30, 2002 compared to $122,000 of license income for the three months ended June 30, 2001. The decrease in license income is specifically related to the conclusion of the Phase III AMD clinical trials in December 2001 and the completion of the preclinical studies and our AMD clinical trial responsibilities. Reimbursements received during 2001 and 2002 were primarily for costs incurred to complete preclinical studies and clinical trial oversight for AMD.

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

     Cost of Goods Sold. In connection with the newly manufactured bulk API sold under the terms of the Asset Purchase Agreement with Pharmacia, we recorded $479,000 in manufacturing costs for the six months ended June 30, 2002 compared to $128,000 for the same period in 2001. There were no manufacturing costs for the three month period ended June 30, 2002 compared to $128,000 for the same period in 2001. The amounts recorded as cost of goods sold in 2002 represent the costs incurred for only the newly manufactured bulk API in 2002. The amounts recorded for cost of goods sold in 2001 represent the costs for the final preparation of existing bulk API that had been manufactured in 1999 and 2000 and recorded as research and development expenses in those periods. No further cost of goods sold are expected, as Pharmacia will not be making any further purchases of bulk API.

     Research and Development. Research and development expenses are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of preclinical studies, clinical trial and related clinical drug and device development and manufacturing costs, drug formulation expenses, contract services and other research and development expenditures. Indirect costs consist of salaries and benefits, overhead and facility costs, and other support service expenses. Our research and development expenses decreased to $5.2 million for the six months ended June 30, 2002 compared to $6.1 million for the same period in 2001. For the three months ended June 30, 2002, our research and development expenses decreased to $2.3 million compared to $3.2 million for the same period in 2001. The overall decrease in research and development expenses is specifically related to the conclusion of the Phase III AMD clinical trials in December 2001 and the completion of the preclinical studies and our AMD clinical trial responsibilities. Our research and development expenses, net of license reimbursement and grant revenue, were $5.2 million for the six months ended June 30, 2002 and $5.9 million for the same period in 2001. Our research and development expenses, net of license reimbursement and grant revenue, were $2.3 million for the three months ended June 30, 2002 and $3.1 million for the same period in 2001. Research and development expenses for the three and six months ended June 30, 2001 and 2002 related primarily to payroll, payroll taxes, employee benefits and allocated operating costs. Additionally, the Company incurred research and development expenses for:

     * Development work associated with the development of new devices, delivery systems, drug compounds and formulations for the dermatology and cardiovascular programs;
     * Preclinical studies and clinical trial costs for our Phase I and Phase II dermatology program; and
     * Costs incurred to complete preclinical studies for the Phase III AMD program in 2001 and to review the Phase III AMD clinical data in 2002.

     As previously mentioned, we have four research and development programs for which we have focused our research and development efforts: ophthalmology, dermatology, cardiovascular disease and oncology. Research and development costs are initially identified as direct costs and indirect costs, with only direct costs tracked by specific program. These direct costs consist of clinical, preclinical, drug and formulation development, device development and research costs. We do not track our indirect research and development costs by program. These indirect costs consist of labor, overhead and other indirect costs. The specific program research and development costs represent the direct costs incurred. The direct research and development costs by program are as follows:




                                                 Three months ended June 30,               Six months ended June 30,
        --------------------------------    --------------------------------------    ------------------------------------
                    Program                      2002                 2001                 2002                2001
        --------------------------------    ----------------    ------------------    ---------------     ----------------
        Direct costs:
             Ophthalmology..............          $  71,000            $  196,000         $   71,000           $  316,000
             Dermatology................            200,000               264,000            258,000              347,000
             Cardiovascular disease.....             47,000               302,000            220,000              459,000
             Oncology...................              1,000                56,000             21,000               96,000
                                            ----------------    ------------------    ---------------     ----------------
        Total direct costs..............         $  319,000             $ 818,000         $  570,000          $ 1,218,000

        Indirect costs .................        $ 1,988,000           $ 2,430,000        $ 4,654,000          $ 4,915,000
                                            ----------------    ------------------    ---------------     ----------------
        Total research and development
        costs...........................         $2,307,000           $ 3,248,000        $ 5,224,000          $ 6,133,000
                                            ================    ==================    ===============     ================


     Ophthalmology. Our direct ophthalmology program costs have decreased from $316,000 for the six months ended June 30, 2001 to $71,000 for the same period in 2002. For the three months ended June 30, 2002 our direct ophthalmology program costs have decreased to $71,000 compared to $196,000 for the same period in 2001. Costs incurred in the ophthalmology program have consisted of clinical trial expenses for the screening, treatment and monitoring of individuals participating in the AMD clinical trials, internal and external preclinical study costs, and drug and device development and manufacturing costs. The decrease for both the three and six month periods ended June 30, 2002 is specifically related to the conclusion of the Phase III AMD clinical trials in December 2001 and the completion of the SnET2 preclinical studies and our AMD clinical trial responsibilities.

     Dermatology. Our direct dermatology program costs decreased from $347,000 for the six months ended June 30, 2001 to $258,000 for the same period in 2002. For the three months ended June 30, 2002 our direct dermatology program costs have decreased to $200,000 compared to $264,000 for the same period in 2001. Costs incurred in the dermatology program include expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase I and Phase II clinical trial expenses. The decrease for the six months ended June 30, 2002 as compared to 2001 is due to 2002 incurring only the cost of the Phase II clinical trial, while 2001 consisted primarily of the cost for the Phase I clinical trial as well as expenditures related to device and drug formulation development and manufacturing and preclinical studies.

     Cardiovascular Disease. Our direct cardiovascular disease program costs decreased from $459,000 for the six months ended June 30, 2001 to $220,000 for same period in 2002. For the three months ended June 30, 2002 our direct cardiovascular disease program costs have decreased to $47,000 compared to $302,000 for the same period in 2001. Our cardiovascular disease program costs include expenses for the development of new drug compounds and light delivery devices, drug formulation costs, drug and device manufacturing expense and internal and external preclinical study costs. The decrease from 2001 to 2002 is related to the progress of the program, which has required less preclinical studies, as well as, a decrease in development and manufacturing activities for drug and devices used in the preclinical studies.

     Oncology. Our direct oncology program costs have decreased from $96,000 for the six months ended June 30, 2001 to $21,000 for the same period in 2002. For the three months ended June 30, 2002, our direct oncology program costs have decreased to $1,000 compared to $56,000 for the same period in 2001. Our oncology program costs have primarily consisted of costs for internal and external preclinical study costs and expenses for the early development of new drug compounds. The decrease in oncology program costs from 2001 to 2002 is related to our decision to focus on more discovery and research programs for use of PhotoPoint PDT in oncology.

     Indirect Costs. Our indirect costs have decreased from $4.9 million for the six months ended June 30, 2001 to $4.7 million for the same period in 2002. For the three months ended June 30, 2002 our indirect costs have decreased to $2.0 million compared to $2.4 million for the same period in 2001. Generally, the decrease from 2001 to 2002 was attributed to a reduction in our responsibilities in the AMD program, as well as a continued reduction in labor costs due to employee attrition. The decrease was also related to the sublease of one of our buildings, which reduced facility and overhead costs.


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


     Selling, General and Administrative. Our selling, general and administrative expenses for the six months ended June 30, 2002 decreased to $2.7 million from $3.1 million for the three months ended June 30, 2001. For the three months ended June 30, 2002 our selling, general and administrative expenses decreased slightly to $1.3 million compared to $1.4 million for the same period in 2001. Selling, general and administrative expenses for the three and six month periods ended June 30, 2001 and 2002 related primarily to payroll, payroll taxes, employee benefits and operating costs such as rent and utilities. These expenses have decreased from 2001 to 2002 as a result of a decrease in the number of administrative employees as well as a temporary reduction in wages taken by all employees during the first quarter of 2002.


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

     Interest and Other Income. Interest and other income decreased to $118,000 for the six months ended June 30, 2002 from $543,000 for the six months ended June 30, 2001. For the three months ended June 30, 2002 interest and other income decreased to $44,000 from $222,000 for the same period in 2001. The fluctuations in interest and other income are directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

     Interest Expense. Interest expense decreased from $281,000 for the six months ended June 30, 2002 from $1.2 million for the same period in 2001. For the three months ended June 30, 2002 interest expense decreased to zero from $533,000 for the same period in 2001. The decrease for both the three and six month periods was primarily related to the restructuring of the Pharmacia loans in March 2002, which provided for interest for only two months in 2002. In accordance with the Statement of Financial Accounting Standards No. 15, or SFAS No. 15, with the restructuring of the Pharmacia debt in March 2002, we reduced our outstanding debt to the total future cash payments of the debt, which included $792,000 designated as interest and $10.0 million as principal. Also, with the restructuring of the debt, the value of the warrants issued to Pharmacia was reduced to zero. Therefore, unless there is an increase in the prime rate used of 4.75%, no further interest expense will be recorded for the Pharmacia loans. The level of other interest expense in future periods is not currently expected to be material.


Liquidity and Capital Resources

     Since inception through June 30, 2002, we have accumulated a deficit of approximately $181.6 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia's purchases of Common Stock and credit arrangements. As of June 30, 2002, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $223.0 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of June 30, 2002, our consolidated financial statements have been prepared assuming we will continue as a going concern.


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

     The termination of the various agreements provided that all ownership of the rights, data and assets related to SnET2 and the Phase III AMD clinical trials will revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets which we received ownership rights to include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the final drug formulation, or FDF, inventory. In addition to receiving back all of the bulk API inventory sold to Pharmacia in 2001, we also received a payment of approximately $479,000 for the costs of the in-process and finished bulk API inventory manufactured through January 23, 2002. We reassumed the lease obligations and related property taxes for our bulk API manufacturing facility effective March 2002. The lease agreement expires in October 2006 and currently has a base rent of approximately $26,000 per month.

     As a condition of the Contract Modification and Termination Agreement, Pharmacia has released to us in March 2002 the $880,000, which included accrued interest, held in an equipment escrow account, which was originally scheduled for release in June 2002. These funds represent the $863,000 purchase price that Pharmacia paid under the Manufacturing Facility Asset Purchase Agreement for the purchase of our bulk API manufacturing equipment in May 2001 plus interest earned through the release date.

     The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement. The outstanding debt that we owed to Pharmacia of approximately  $26.8  million has been  reduced to $10.0  million  plus  accrued interest. We will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% at March 5, 2002 and June 30, 2002. Additionally, the early repayment provisions and many of the covenants were eliminated or modified. In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the Phase III clinical trial data did not meet certain clinical statistical standards, as defined by the clinical trial protocols, we will not have available an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement.

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

Statement of Cash Flows

     Net cash required for operations for the six months ended June 30, 2002 and 2001 was $2.3 million and $7.2 million, respectively. The net cash required for operations in 2002 is primarily related to the release of the $5.1 million contained in the inventory and equipment escrow accounts which was offset by an overall decrease in accounts payable and accrued wages. For the six months ended June 30, 2001, the net cash required for operations was due primarily to the amount and timing of the funds received from Pharmacia for reimbursable research and development costs, the gain recorded on the sale of the API manufacturing equipment to Pharmacia and the increase in receivables associated with the escrow accounts with Pharmacia, which was offset by an increase in stock awards issued.

     For the six months ended June 30, 2002 and June 30, 2001, net cash provided by investing activities was $1.6 million and $12.0 million, respectively. The net cash provided by financing activities for both periods was primarily related to the proceeds from the net sales and purchases of marketable securities. In addition, for the period ended June 30, 2001 net cash provided by investing activities also related to Pharmacia's purchase of our API manufacturing equipment.

     For the six month periods ended June 30, 2002 and June 30, 2001, net cash required for financing activities was $155,000 and $197,000, respectively. The net cash required for financing activities in 2002 and 2001 related to loans provided to executive officers of the Company.

     We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to implement an additional effective cost restructuring program to reduce our use of cash;
     *    Our ability to establish additional collaborations;
     *    The viability of SnET2 for future use;
     *    Our ability to regain our listing status on Nasdaq;
     * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     *    The time and costs involved in obtaining regulatory approvals;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     We implemented a cost restructuring program in January 2002 and have incurred employee attrition throughout 2002 which has allowed us to reduce our overall use of cash from operations currently and in future periods. Based on our current cash and investment balances we anticipate that we only have sufficient cash to fund our operations through September 30, 2002. Executive management is currently in discussions with one of our significant investors for some bridge loan financing to extend our cash resources through December 31, 2002. In addition, executive management also believes we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and equity financings prior to September 30, 2002. However, there can be no assurance that we will be successful in obtaining such financing or that financing will available on favorable terms. If additional funding is not available when required, management will begin implementing additional cost restructuring programs by the further delay or reduction in scope of one or more of its research and development programs and further adjusting, deferring or reducing salaries of employees and by reducing operating and overhead expenditures to conserve cash to be used in operations.
For this reason our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern. Our ability to raise funds has become more difficult as our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

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

     Since our inception we have incurred losses totaling $182.0 million as of June 30, 2002 and have never generated enough funds through our operations to support our business. Although we have implemented a cost restructuring program in January 2002 that will allow us to reduce our overall use of cash from operations in future periods, we currently anticipate that we only have sufficient cash to fund our operations through September 30, 2002. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our year end consolidated financial statements that, based on generally accepted accounting principles, our viability as a going concern is in question. We will need substantial additional resources in the near term to continue to develop our products. If we do not receive sufficient funding by the end of September 2002 we may be forced to cease operations. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to implement an additional effective cost restructuring program to reduce our use of cash;
     *    Our ability to establish additional collaborations;
     *    The viability of SnET2 for future use;
     *    Our ability to regain our listing status on Nasdaq;
     * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     *    The time and costs involved in obtaining regulatory approvals;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

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

IF BAUSCH & LOMB ELECTS NOT TO SIGN A LICENSE AGREEMENT FOR SNET2, WE MAY BE UNABLE TO CONTINUE OPERATIONS AND ADVANCE OUR DEVELOPMENT PROGRAMS.

     In June 2002, we entered into a non-binding letter of intent with Bausch & Lomb for SnET2 for the treatment of AMD. We will jointly review the SnET2 Phase III AMD clinical data package, and Bausch & Lomb will have the option to negotiate the exclusive worldwide license to develop and commercialize the drug in ophthalmology. Prior to signing the letter of intent, Bausch & Lomb reviewed top line and certain subset analyses of the clinical data. The license option, if exercised, is subject to further negotiations, which may include license fees, milestone payments, royalties and research, development and commercialization expenses. Bausch & Lomb's review of the top line and subset clinical data is currently ongoing and we expect the conclusion of this review by September 2002. There are no guarantees that Bausch & Lomb will enter into a license agreement for SnET2 or provide us with the funding needed to continue operations and advance our disease program pipeline.

IF THE DATA FROM OUR COMPLETED PHASE III AMD CLINICAL TRIALS DO NOT PRESENT ANY PROSPECT OF FUTURE DEVELOPMENT FOR SNET2, THEN WE MAY BE UNABLE TO SUCCESSFULLY ESTABLISH A NEW COLLABORATIVE PARTNERSHIP, WHICH COULD MATERIALLY HARM OUR DEVELOPMENT PROGRAMS.

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of age-related macular degeneration, or AMD, with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing a New Drug Application, or NDA, with the Food and Drug Administration, or FDA. Based on Pharmacia's analysis of the AMD clinical data, we may not be able to proceed with our plans to seek regulatory approval of SnET2 as formerly planned. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We are currently conducting our own detailed analysis of the clinical data, including an analysis of the subset groups and based on the results of our analysis, we will determine the future potential development of SnET2, including the potential use of SnET2 in other disease indications. In addition, we have terminated our license collaboration with Pharmacia, and we intend to seek a new collaborative partner for PhotoPoint PDT in ophthalmology. If we cease development efforts for SnET2 it could adversely affect our funding and development efforts for our other programs and severely harm our business.

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

WE WERE DELISTED FROM NASDAQ, WHICH MAY DECREASE THE LIQUIDITY OF OUR STOCK AND HAS LIMITED OR IMPAIRED OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

     On July 12, 2002 our common stock ceased trading on Nasdaq due to our inability to satisfy the Nasdaq continued listing requirements concerning the size of our market capitalization and the minimum bid price of our stock. We were notified on July 12, 2002 that our common stock would begin trading on the over-the-counter, or OTC, bulletin board, or OTCBB, effective as of the opening of business on July 12, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in OTC equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. Our delisting could reduce the ability of our stockholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may:

     *    Result in a decrease in the trading price of our common stock;
     * Lessen interest by institutions and individuals in investing in our common stock;
     *    Make it more difficult to obtain analyst coverage; and
     *    Make it more difficult for us to raise capital in the future.

OUR FINANCIAL CONDITION AND COST REDUCTION EFFORTS COULD RESULT IN DECREASED EMPLOYEE MORALE AND LOSS OF EMPLOYEES AND CONSULTANTS CRITICAL TO OUR SUCCESS.

     Our success in the future will depend in large part on our ability to attract and retain highly qualified scientific, management and other personnel and to develop and maintain relationships with leading research institutions and consultants. We are highly dependent upon principal members of our management, key employees, scientific staff and consultants, which we may retain from time to time. We currently have limited cash and capital resources and the efficacy of our primary drug development candidate is questionable causing our business outlook to be uncertain. In January 2002, we implemented measures to reduce our expenses to provide us more flexibility. These actions, which included temporarily reducing our employees salaries by approximately 20% until April 5, 2002, voluntary severence packages for a limited time and subsequent layoffs and employee attrition, have reduced our payroll costs since the beginning of the year by approximately 40%. Additionally, due to our ongoing limited cash balances, we try to utilize stock options and stock awards as a key component of short-term and long-term compensation. However, given that our current stock options outstanding are significantly de-valued, the current value of our stock is low and the uncertainty of our long-term prospects, our ability to use stock options and stock awards as compensation may be limited. These measures, along with our financial condition and unfavorable clinical data results from the Phase III AMD clinical trials, may cause employees to question our long-term viability and increase our turnover. These factors may also result in reduced productivity and a decrease in employee morale causing our business to suffer. We do not have insurance providing us with benefits in the event of the loss of key personnel. Our consultants may be affiliated with or employed by others, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.


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

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of AMD with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. Based on Pharmacia's analysis of the AMD clinical data, we may not be able to proceed with our plans to seek regulatory approval of SnET2 as formerly planned. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We are currently conducting our own detailed analysis of the clinical data, including an analysis of the subset groups and, based on the results of our analysis, we will determine the future potential development of SnET2, including the potential use of SnET2 in other disease indications. In addition, we have terminated our license collaboration with Pharmacia, and we intend to seek a new collaborative partner for PhotoPoint PDT in ophthalmology.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the last couple of months, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From June 30, 2001 to June 30, 2002, our Common Stock price, per Nasdaq closing prices, has ranged from a high of $11.83 to a low of $0.53.

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

     * Future development decisions related to the results of our Phase III AMD clinical trials;
     * Announcements concerning Miravant or our collaborators, competitors or industry;
     *    Our ability to successfully establish new collaborations;
     *    The  results  of  our  testing,   technological   innovations  or  new
          commercial products;
     * The results of preclinical studies and clinical trials by us or our competitors;
     *    Technological innovations or new therapeutic products;
     *    Our ability to regain our listing status on Nasdaq;
     *    Litigation;
     * Public concern as to the safety, efficacy or marketability of products developed by us or others;
     *    Comments by securities analysts;
     *    The achievement of or failure to achieve certain milestones; and
     * Governmental regulations, rules and orders, or developments concerning safety of our products.

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

     We depend on outside suppliers for certain raw materials and components for our products. Although most of our materials and components are available from various sources, we are dependent on certain suppliers for key materials or services used in our drug and light producing and light delivery device development and production operations. One supplier is Fresenius, which processes our SnET2 drug substance into a sterile injectable formulation and packages it in vials for distribution. We expect to continue to develop new drugs and new drug formulations both in-house and using external suppliers, which may or may not have similar dependencies on suppliers. Another supplier is Iridex, which provided the light producing devices used in our AMD clinical trials and can be used for future commercial use in ophthalmology. We recently regained ownership of the bulk API and finished dose formulation, or FDF, inventories and lasers from Pharmacia. Based on the quantities received, we are not expected to need additional bulk API, FDF, or lasers in the near term. These raw materials and components are available from various sources, such raw materials or components may not continue to be available to our standards or on acceptable terms, if at all, and alternative suppliers may not be available to us on acceptable terms, if at all. Further, we may not be able to adequately produce needed materials or components in-house. We are seeking to establish relationships with additional suppliers, however, we may not be successful in doing so and may encounter delays or other problems. If we are unable to produce our potential products in a timely manner, or at all, our sales would decline, our development activities could be delayed or cease and as a result we may never achieve profitability.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 26, 2002, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:


                                     Votes               Votes
                                      For              Withheld
                                 ---------------     --------------
      Larry S. Barels            17,105,598            203,643
      Charles T. Foscue          17,108,908            200,333
      Gary S. Kledzik, Ph.D.     17,046,535            262,706
      David E. Mai               17,064,835            244,406

In addition, the stockholders also approved the following proposals:

                                                         Votes             Votes                                Broker
                                                          For             Against          Abstained           Non-Votes
                                                     --------------    --------------    ---------------    ----------------

1.   Proposal  to  approve an  amendment  to
     the Company's 2000 Stock  Compensation Plan
     to   increase    the   number   of   shares
     authorized for issuance under the Plan.            6,614,667           946,081             60,739           9,687,754

2.   Proposal  to ratify  the  selection  of
     the Company's independent auditors.               17,230,322            25,899             53,020                --



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.



(b)       Reports on Form 8-K.

          On June 10, 2002, Miravant Medical Technologies signed a non-binding letter of intent with Bausch & Lomb regarding Miravant's drug SnET2, now in development for the treatment of wet age-related macular degeneration (AMD), a leading cause of blindness. The companies will jointly review the SnET2 phase III AMD clinical data package, and Bausch & Lomb will have the option to negotiate the exclusive worldwide license to develop and commercialize the drug in ophthalmology.

          On July 11, 2002, Miravant Medical Technologies issued a press release announcing that the Company received a notification from Nasdaq that it has not met certain requirements for continued listing and that the Company will begin trading on the OTC bulletin board effective July 12, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                    Miravant Medical Technologies




Date:    August 14, 2002            By: /s/   John M. Philpott
                                       -----------------------
                                              John M. Philpott
                                              Chief Financial Officer
                                             (on behalf of the Company and as
                                              Principal Financial Officer and
                                              Principal Accounting Officer)