Form 10-Q
period 2002-09-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 2002-11-14
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended September 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                               Outstanding at November 8, 2002
         -----                               -----------------------------
Common Stock, $.01 par value                        23,929,598

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                                Page

Item 1.           Condensed Consolidated Financial Statements

                  Condensed consolidated balance sheets as of September 30, 2002 and
                    December 31, 2001.............................................................  3
                  Condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001............................... 4

                  Condensed consolidated statement of stockholders' equity
                   (deficit) for the nine months ended September 30, 2002.......................... 5

                  Condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001........................................ 6

                  Notes to condensed consolidated financial statements............................. 7

Item 2.           Management's Discussion and Analysis of Financial

                    Condition and Results of Operations............................................10

                           PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds .......................................38

Item 3.           Qualitative and Quantitative Disclosures About Market Risk.......................38

Item 4.           Controls and Procedures..........................................................38

Item 6.           Exhibits and Reports on Form 8-K.................................................39

                  Signatures.......................................................................40



ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                     September 30,           December 31,
                                                                                         2002                  2001
                                                                                 -------------------- ---------------------
                                    Assets                                            (Unaudited)
Current assets:
   Cash and cash equivalents...............................................      $        1,984,000   $         1,458,000
   Investments in short-term marketable securities.........................                      --             4,654,000
   Accounts receivable.....................................................                      --             5,030,000
   Inventories.............................................................                      --               395,000
   Prepaid expenses and other current assets...............................               1,297,000             1,024,000
                                                                                 -------------------- ---------------------
Total current assets.......................................................               3,281,000            12,561,000

Property, plant and equipment:
   Vehicles................................................................                  28,000                28,000
   Furniture and fixtures..................................................               1,395,000             1,404,000
   Equipment...............................................................               5,531,000             5,447,000
   Leasehold improvements..................................................               3,495,000             3,382,000
                                                                                 -------------------- ---------------------
                                                                                         10,449,000            10,261,000
   Accumulated depreciation................................................              (9,684,000)           (9,057,000)
                                                                                 -------------------- ---------------------
                                                                                            765,000             1,204,000

Investments in affiliates..................................................                 328,000               635,000
Deferred financing costs...................................................                      --               913,000
Patents and other assets...................................................                 579,000               810,000
                                                                                 -------------------- ---------------------
Total assets...............................................................      $        4,953,000    $       16,123,000
                                                                                 ==================== =====================
               Liabilities and stockholders' equity (deficit)

Current liabilities:
   Accounts payable........................................................      $        1,022,000    $        2,535,000
   Accrued payroll and expenses............................................                 596,000               786,000
   Current portion of long-term debt.......................................               5,238,000                    --
                                                                                 -------------------- ---------------------
Total current liabilities..................................................               6,856,000             3,321,000

Long-term liabilities:
   Long-term debt, less current portion....................................               5,554,000            26,548,000
   Sublease security deposits..............................................                  94,000                94,000
                                                                                 -------------------- ---------------------
Total long-term liabilities................................................               5,648,000            26,642,000

Stockholders' equity (deficit):
   Common stock, 50,000,000 shares authorized; 23,917,002 and 18,876,075 shares issued and outstanding at September 30, 2002 and December 31, 2001,
     respectively..........................................................            179,404,000            161,496,000
   Notes receivable from officers..........................................               (556,000)              (864,000)
   Deferred compensation...................................................               (241,000)              (547,000)
   Accumulated other comprehensive loss....................................               (663,000)              (356,000)
   Accumulated deficit.....................................................           (185,495,000)          (173,569,000)
                                                                                 -------------------- ---------------------
Total stockholders' equity (deficit).......................................             (7,551,000)           (13,840,000)
                                                                                 -------------------- ---------------------
Total liabilities and stockholders' equity (deficit).......................      $       4,953,000     $       16,123,000
                                                                                 ==================== =====================
See accompanying notes.



                                                         MIRAVANT MEDICAL TECHNOLOGIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)


                                                        Three months ended September 30,       Nine months ended September 30,
                                                            2002                2001              2002                 2001
                                                     -----------------   ----------------- ----------------     ----------------
Revenues:
  License-contract research and development.........              --              20,000           20,000              224,000
  Bulk active pharmaceutical ingredient sales.......              --             763,000          479,000            3,049,000
  Royalties.........................................              --                  --               --               75,000
                                                     -----------------   ----------------- ----------------     ----------------
Total revenues......................................              --             783,000          499,000            3,348,000

Costs and expenses:
  Cost of goods sold................................              --             236,000          479,000              364,000
  Research and development..........................       2,114,000           3,692,000        7,338,000            9,825,000
  Selling, general and administrative...............       1,797,000           1,418,000        4,483,000            4,492,000
                                                     -----------------   ----------------- ----------------     ----------------
Total costs and expenses............................       3,911,000           5,346,000       12,300,000           14,681,000

Loss from operations................................      (3,911,000)         (4,563,000)     (11,801,000)         (11,333,000)

Interest and other income (expense):
   Interest and other income........................          29,000             187,000          147,000              730,000
   Interest expense.................................          (1,000)           (524,000)        (282,000)          (1,705,000)
   Gain on sale of property, plant and equipment....          10,000                  --           10,000              586,000
                                                      -----------------   ----------------- ----------------     ----------------
Total net interest and other income (expense).......          38,000            (337,000)         (125,000)           (389,000)
                                                      -----------------   ----------------- ----------------     ----------------

Net loss............................................       (3,873,000)         (4,900,000)     (11,926,000)        (11,722,000)
                                                     =================   ================= ================     ================
Net loss per share - basic and diluted..............            (0.19)              (0.26)           (0.61)              (0.63)
                                                     =================   ================= ================     ================
Shares used in computing net loss per share.........       20,580,224          18,670,704       19,450,691          18,612,873
                                                     =================   ================= ================     ================


See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                               Notes                       Accumulated
                                                           Receivable        Deferred        Other
                                       Common Stock            from       Compensation  Comprehensive     Accumulated
                                 Shares        Amount        Officers     and Interest       Loss           Deficit         Total
                             ------------ -------------- -------------  --------------- --------------  -------------- -------------
Balance at December 31, 2001..18,876,075 $ 161,496,000   $  (864,000)     $  (547,000)  $  (356,000)   $(173,569,000)  $(13,840,000)
 Comprehensive loss:
  Net loss....................        --            --            --               --            --      (11,926,000)   (11,926,000)
  Net change in accumulated
  other comprehensive loss....        --            --            --               --      (307,000)              --       (307,000)
                                                                                                                       -------------
 Total comprehensive loss.....                                                                                          (12,233,000)
 Issuance of stock (net of
  approximately $73,000
  of offering costs).......... 5,000,000     2,427,000            --               --            --               --      2,427,000
Issuance of stock awards and
  ESOP matching contribution..    40,927        30,000            --               --            --               --        30,000
 Non-cash contributions by
  Pharmacia Corporation:
   Lease payments.............        --        40,000            --               --            --               --         40,000
   Debt restructuring.........        --    15,393,000            --               --            --               --     15,393,000
 Deferred compensation........        --        18,000           --           (18,000)           --               --             --
 Officer notes and related
   non-cash interest accrued..        --            --      (192,000)              --            --               --       (192,000)
 Reserve of officer and
   employee loans.............        --            --       500,000               --            --               --        500,000
 Amortization of deferred
  compensation................        --            --            --          324,000            --               --        324,000
                            ------------ --------------- -------------  --------------- -------------- --------------- -------------
Balance at September 30, 2002..23,917,002 $ 179,404,000   $  (556,000)    $   (241,000)   $ (663,000)   $(185,495,000)  $(7,551,000)
                            ============ =============== =============  =============== ============== =============== =============



See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Nine months ended September 30,

Operating activities:                                                           2002                    2001
                                                                        -------------------    ----------------------
    Net loss..........................................................   $   (11,926,000)      $       (11,722,000)
    Adjustments to reconcile net loss to net cash used by operating activities:

       Depreciation and amortization..................................           709,000                   946,000
       Amortization of deferred compensation..........................           324,000                   426,000
       Stock awards and ESOP matching contribution....................            30,000                 1,458,000
       Gain on sale of property, plant and equipment..................           (10,000)                 (586,000)
       Non-cash interest and amortization of deferred
         financing costs on long-term debt............................           316,000                 1,734,000
       Provision for employee and officer loans, net of non-cash
         interest on officer loans....................................           883,000                    88,000
       Changes in operating assets and liabilities:
          Accounts receivable.........................................         5,030,000                (3,106,000)
          Prepaid expenses, inventories and other assets..............           110,000                (1,350,000)
          Accounts payable and accrued payroll and expenses...........        (1,703,000)                 (481,000)
                                                                        -------------------    ----------------------
    Net cash used in operating activities.............................        (6,237,000)              (12,593,000)

Investing activities:

    Purchases of marketable securities ...............................       (46,951,000)              (11,203,000)
    Proceeds from sales of marketable securities .....................        51,605,000                22,695,000
    Additions to patents..............................................          (228,000)                  (63,000)
    Proceeds from the sale of property, plant and equipment...........            65,000                    863,000
    Purchases of property, plant and equipment........................                --                  (189,000)
                                                                        -------------------    ----------------------
    Net cash provided by investing activities.........................         4,491,000                12,103,000

Financing activities:

    Proceeds from issuance of Common Stock, less issuance costs.......         2,427,000                     7,000
    Issuance of note to officers......................................          (155,000)                 (300,000)
                                                                        -------------------      --------------------
    Net cash provided by (used in) financing activities...............         2,272,000                  (293,000)

    Net increase (decrease) in cash and cash equivalents..............           526,000                  (783,000)
    Cash and cash equivalents at beginning of period..................         1,458,000                 1,935,000
                                                                        -------------------    ----------------------
    Cash and cash equivalents at end of period........................   $     1,984,000       $         1,152,000
                                                                        ===================    ======================

Supplemental disclosures:

    Cash paid for:
      State taxes.....................................................   $          3,000      $            13,000
                                                                        ===================    ======================
      Interest .......................................................   $          1,000      $                --
                                                                        ===================    ======================

Supplemental disclosure of non-cash transactions:

     See Notes 5 and 6 of the notes to the condensed consolidated financial statements for discussion of non-cash transactions occurring during the nine month period ended September 30, 2002.

See accompanying notes.


                          MIRAVANT MEDICAL TECHNOLOGIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Miravant Medical Technologies Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2002, the Company had an accumulated deficit of $185.5 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years. The Company is continuing its efforts, though at a reduced level, in its research and development and the preclinical studies and clinical trials of its products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of its product in order to achieve a level of revenues adequate to support the Company's cost structure. Executive management of the Company believes that it has sufficient resources to fund the required expenditures through December 31, 2002 at a reduced capacity. Executive management is currently in discussions with one of its significant investors for some additional bridge financing to extend the Company's cash resources beyond December 31, 2002. In addition, executive management also believes it can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and equity financings in the near future. However, there can be no assurance that the Company will be successful in obtaining such financing or that financing will available on favorable terms. If additional funding is not available when required, management will begin implementing additional cost restructuring programs by the further delay or reduction in scope of one or more of its research and development programs and further adjusting, deferring or reducing salaries of employees and by reducing operating and overhead expenditures to conserve cash to be used in operations.

2.   Comprehensive Loss

     For the nine months ended September 30, 2002 and 2001, comprehensive loss amounted to approximately $12.2 million and $12.0 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix Technologies Corp.

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

4.   Private Placement

     In August 2002, the Company completed a private placement financing which consisted of the sale of unregistered shares of Common Stock for gross proceeds of $2.5 million at $0.50 per share, based on a premium of approximately 20% of the average closing price for the prior 10 trading days. For every two common shares acquired, the equity purchase included a warrant to purchase one share of Common Stock at a price of $0.50 per share, with an exercise period of 5 years from the date of grant. A group of private investors participated in the offering. The proceeds are being used for research, development and general corporate purposes.

5.   Contract Modification and Termination Agreement with Pharmacia

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

     The termination of the various agreements provided that all ownership of the rights, data and assets related to SnET2 and the Phase III AMD clinical trials revert back to the Company. The rights transferred back to the Company include the ophthalmology Investigational New Drug application, or IND, and the related filings, data and reports and the ability to license the rights to SnET2. The assets which the Company received ownership rights to include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the finished dose formulation, or FDF, inventory. In addition to receiving back all of the bulk API inventory sold to Pharmacia in 2001, the Company also received a payment of $479,000 for the costs of the in-process and finished bulk API inventory manufactured through January 23, 2002. The Company also reassumed the lease obligations and related property taxes for its bulk API manufacturing facility. The lease agreement expires in October 2006 and currently has a base rent of approximately $26,000 per month. The Company is currently in negotiations to sublease this facility.

     As a condition of the Contract Modification and Termination Agreement, Pharmacia had released to the Company $880,000, which included accrued interest, held in an equipment escrow account, which was originally scheduled for release in June 2002. These funds represent the $863,000 purchase price that Pharmacia paid under the Manufacturing Facility Asset Purchase Agreement for the purchase of the Company's bulk API manufacturing equipment in May 2001 plus interest earned through the release date.

     The Contract Modification and Termination Agreement also modifies the 2001 Credit Agreement. The outstanding debt that the Company owed to Pharmacia of approximately $26.8 million has been reduced to $10.0 million plus accrued interest. The Company will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which has remained 4.75% since March 5, 2002. Additionally, the early repayment provisions were modified and many of the covenants were eliminated or modified. In exchange for these changes and the rights to SnET2, the Company terminated its right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the Phase III clinical trial data did not meet certain clinical statistical standards, as defined by the clinical trial protocols, the Company will not have available an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement.

     In accordance with Statement of Financial Standards No. 15, or SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company permanently reduced the debt due to Pharmacia to the total future cash payments of the debt, including amounts designated as interest and principal. The total future cash payments, at the current interest rate, are estimated to be $10.8 million. The difference between the total debt outstanding of $25.9 million (net of the unamortized debt issuance costs of $851,000) and the total future cash payments of the restructured debt of $10.8 million was recorded as an increase to stockholders' equity due to Pharmacia being a greater than 10% stockholder in the Company as of March 5, 2002. Additionally, the net book value of the API manufacturing equipment received from Pharmacia, approximately $274,000, was recorded as an increase to property, plant and equipment and stockholders' equity. Therefore, the Company recorded a total increase to stockholders' equity in the first quarter of 2002 of $15.4 million.

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

6.    Notes Receivable from Officers and Employees

     As disclosed in Note 3 in the Company's consolidated financial statements for the year ended December 31, 2001 in the Company's annual report on Form 10-K, as amended, filed with the Securities and Exchange Commission, the Company has made loans to officers and employees over the years secured by stock and stock options and certain unsecured loans. In light of the decrease in the Company's stock price and certain other factors affecting the collectibility of these loans, the Company recorded a reserve for these loans to officers and employees in the amount of $920,000 in the quarter ended September 30, 2002. Of the amount recorded, $270,000 is included in research and development expenses and $650,000 is included in general and administrative expenses in the statements of operations for the three and nine month periods ended September 30, 2002. As of September 30, 2002, the balance of these loans, net of reserves, is $595,000.

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

8.   Reclassifications

     Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the current period presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This section of our quarterly report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties and include statements regarding our ability to fund our operations through December 31, 2002 in a reduced capacity; our ability to raise funding through collaborations, licensing arrangements, financing transactions or obtaining a line of credit from certain of our current private investors, the timing of the completion of our analysis of the clinical data from the SnET2
Phase III wet age-related  macular  degeneration,  or AMD, clinical trials;  the expected completion of our ongoing dermatology clinical trials; our cardiovascular program strategies; and our expected general and administrative expenditures. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including: our actual expenditures exceeding our projections; other parties may decline to collaborate with us due to our financial condition or other reasons beyond our control; we may be unable to locate parties willing to invest in our securities; unanticipated complexity or difficulty in analyzing clinical trial data; we may be unable to obtain the necessary funding to further our research and development activities or our ongoing programs may encounter difficulties or fail to meet objectives; and our general and administrative costs may not remain level due to expenses associated with financing and partnering activities or other matters. For a more complete description of the risks that may impact our business, see "Risk Factors", for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM) PDT, our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $185.5 million as of September 30, 2002. As we currently do not have any significant sources of revenues, we expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the funding of preclinical studies, clinical trials and regulatory activities and administrative activities. We also expect these operating losses to fluctuate due to our ability to fund the research and development programs as well as the operating expenses of the Company. We believe that we have sufficient resources to fund the required expenditures through December 31, 2002 at a reduced capacity. Executive management is currently in discussions with one of our significant investors for some additional bridge financing to extend our cash resources beyond December 31, 2002. In addition, executive management also believes we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and equity financings in the near future. However, there can be no assurance that we will be successful in obtaining such financing or that financing will available on favorable terms. If additional funding is not available when required, management will begin implementing additional cost restructuring programs by the further delay or reduction in scope of one or more of our research and development programs and further adjusting, deferring or reducing salaries of employees and by reducing operating and overhead expenditures to conserve cash to be used in operations.

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

     In August 2002, we completed a private placement financing which consisted of the sale of unregistered shares of Common Stock for gross proceeds of $2.5 million at $0.50 per share, based on a premium of approximately 20% of the average closing price for the prior 10 trading days. For every two common shares acquired, the equity purchase included a warrant to purchase one share of Common Stock at a price of $0.50 per share, with an exercise period of 5 years from the date of grant. A group of private investors participated in the offering. The proceeds are being used for research, development and general corporate purposes. Executive management is currently in discussions with some members of this group, as well as other investors, for some potential bridge financing during the fourth quarter 2002. There are no guarantees we will be able to complete another private placement or other financing with this group of investors or any other potential investors prior to December 31, 2002 or at all.

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of AMD with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the overall Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the U.S. Food and Drug Administration, or FDA. Based on Pharmacia's analysis of the AMD clinical data, we may not be able to proceed with our plans to seek regulatory approval of SnET2 as formerly planned. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. In addition, we have terminated our license collaboration with Pharmacia, and we intend to seek a new collaborative partner for PhotoPoint PDT in ophthalmology. We are currently conducting our own detailed analysis of the clinical data, including an analysis of the subset groups and, based on the results of our analysis, we will determine the future potential development of SnET2, including the potential use of SnET2 in other disease indications.

     Executive management is currently pursuing various potential strategic partners in fields of ophthalmology and cardiovascular disease. In the field of ophthalmology we entered into a non-binding letter of intent with Bausch & Lomb in June 2002, for SnET2 for the treatment of AMD. As of October 1, 2002 the letter of intent has expired, however, we continue to have discussions with Bausch & Lomb regarding this opportunity. Bausch & Lomb may still continue to pursue potential licensing opportunities with us for SnET2, or other compounds, however, at this time we have not entered into any definitive or exclusive agreements with them. In the field of cardiovascular disease, we are in discussions with various potential strategic partners, but also have not entered into any definitive or exclusive agreements. There are no guarantees that Bausch & Lomb or any other potential strategic partner will enter into a license agreement or provide us with any potential funding to advance our research and development programs.

     We were notified by Nasdaq on July 11, 2002 that our Common Stock would be delisted and begin trading on the over-the-counter bulletin board, or OTCBB, effective as of the opening of business on July 12, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. Our Common Stock trades under the ticker symbol MRVT and can be viewed at www.otcbb.com. Our executive management intends to make every effort to regain our listing status on the Nasdaq National Market, however, there is no guarantee we will be able to raise the additional capital needed or to increase the current trading price of our Common Stock to allow us to meet the listing requirements for the Nasdaq National Market on a timely basis, if at all.

     In ophthalmology, besides the possible use of SnET2 alone or in combination with other therapies, we have identified a few potential next generation drug compounds for use in various eye diseases. These drugs are in the early stage of development and will not likely begin further development until obtaining a corporate partner or other collaboration in ophthalmology.

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

     We are also conducting preclinical studies of SnET2 with existing and new photoselective drugs for cardiovascular diseases, in particular for the prevention and treatment of vulnerable plaque and restenosis. Vulnerable plaque is unstable and a rupture-prone inflamation within the artery walls and restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. We are in the process of formulating a new lead drug, MV0633, and, pending the outcome of our preclinical studies with some existing photoselective drugs and financial considerations and other factors, we may prepare an Investigational New Drug application, or IND, in cardiovascular disease for MV0633 or one of the existing photoselective drugs.

     As a result of our preclinical studies in cardiovascular disease, we are evaluating the use of PhotoPoint PDT for the prevention and/or treatment of graft disease in arterial-venous grafts, or AV grafts. AV grafts are placed in patients with End Stage Renal Disease to provide access for herrodialysis.
Pending the results of our preclinical studies as well as financial considerations and other factors, we may choose to file an IND for the commencement of clinical trials in this field.

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

     The termination of the various agreements provided that all ownership of the rights, related data and assets to SnET2 and the Phase III AMD clinical trials for the treatment of AMD revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the finished dose formulation, or FDF, inventory. In addition, we reassumed the lease obligations and related property taxes for our bulk API manufacturing facility. The lease agreement expires in October 2006 and currently has a base rent of approximately $26,000 per month. We are currently in negotiations to sublease this facility.

     Under the Manufacturing Facility Asset Purchase Agreement, which was entered into in May 2001 and subsequently terminated in March 2002, Pharmacia satisfied the following obligations:

     * Pharmacia agreed to buy our existing bulk API inventory at cost for $2.2 million. During 2001, the entire $2.2 million of the existing bulk API inventory had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account;
     * Pharmacia committed, through two other purchase orders, to buy up to an additional $2.8 million of the bulk API which would be manufactured by us. As of September 30, 2002, we had sold $2.5 million of newly manufactured bulk API inventory, which had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account. No further bulk API will be sold to Pharmacia;
     * Pharmacia agreed to purchase the manufacturing equipment necessary to produce bulk API. The manufacturing equipment was purchased for $863,000, its fair market value as appraised by an independent appraisal firm. The payment for the purchase of the equipment was made into an equipment escrow account;
     * The interest earned by the inventory and equipment escrow accounts accrued to us and was released in full from each escrow account in January 2002 and March 2002, respectively. All amounts received into escrow were recorded as accounts receivable until the amounts were released.

The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement as follows:

     * The outstanding debt that we owed to Pharmacia of approximately $26.8 million, was reduced to $10.0 million plus accrued interest;
     * We will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which has remained 4.75% since March 5, 2002;
     * In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD, based upon their overall analysis of the Phase III AMD data, we will not have available to us an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement. Pharmacia has no obligation to make any further milestone payments, equity investments or to extend us additional credit;
     * The early repayment provisions were modified and many of the covenants were eliminated or modified. Our requirement to allocate one-half of the net proceeds from any public or private equity financings and/or asset dispositions towards the early repayment of our debt to Pharmacia was modified as follows:
          * If our aggregate net equity financing and/or assets disposition proceeds are less than or equal to $7.0 million, we are not required to make an early repayment towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $7.0 million but less than or equal to $15.0 million, then we are required to apply one-third of the net proceeds from the amount in excess of $7.0 million up to $15.0 million, or a maximum repayment of $2.7 million towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $15.0 million but less than or equal to $25.0 million, then we are required to apply one-half of the net proceeds from the amount in excess of $15.0 million up to $25.0 million, or a maximum repayment of $7.7 million towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $25.0 million, then we are required to apply all of the net proceeds from the amount in excess of $25.0 million, or repay the entire $10.0 million plus accrued interest towards our Pharmacia debt; and
          * Any early repayment of our Pharmacia debt applies first to the loan amount due on March 4, 2003, then to the remaining loan amount due on June 4, 2004.

     Aside from the changes made under the Contract Modification and Termination Agreement discussed above, there were no changes made to the Warrant Agreement, the Equity Investment Agreement and the Registration Rights Agreement with Pharmacia.

     Results of Operations

     Revenues. For the nine months ended September 30, 2002, our revenues decreased to $499,000 from $3.3 million for the same period in 2001. For the three months ended September 30, 2002, we had no revenues compared to $783,000 for the three months ended September 30, 2001. The fluctuations in revenues are due to the following:

     Bulk Active Pharmaceutical Ingredient Sales. In May 2001, we entered into an Asset Purchase Agreement with Pharmacia whereby they agreed to buy bulk API inventory through March 2002. We recorded revenue related to bulk API sales of $763,000 and $3.0 million for the three and nine month periods ended September 30, 2001, respectively, and $479,000 in January 2002. No further bulk API was sold to Pharmacia after January 2002, and as such there were no bulk API revenues for the three months ended September 30, 2002.

     License Income. License income, which represents reimbursements of out-of-pocket or direct costs incurred in preclinical studies and Phase III AMD clinical trials, decreased to $20,000 for the nine months ended September 30, 2002 from $224,000 for the nine months ended September 30, 2001. There was no license income for the three month period ended September 30, 2002 compared to $20,000 of license income for the three months ended September 30, 2001. The decrease in license income is specifically related to the conclusion of the Phase III AMD clinical trials in December 2001 and the completion of the preclinical studies and our AMD clinical trial responsibilities. Reimbursements received during 2001 and 2002 were primarily for costs incurred to complete preclinical studies and clinical trial oversight for AMD.

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

     Cost of Goods Sold. In connection with the newly manufactured bulk API sold under the terms of the Asset Purchase Agreement with Pharmacia, we recorded $479,000 in manufacturing costs for the nine months ended September 30, 2002 compared to $364,000 for the same period in 2001. There were no manufacturing costs for the three month period ended September 30, 2002 compared to $236,000 for the same period in 2001. The amounts recorded as cost of goods sold in 2002 represent the costs incurred for only the newly manufactured bulk API in 2002. The amounts recorded for cost of goods sold in 2001 represent the costs for the final preparation of existing bulk API that had been manufactured in 1999 and 2000 and recorded as research and development expenses in those periods. No further cost of goods sold are expected, as Pharmacia will not be making any further purchases of bulk API.

     Research and Development. Research and development expenses are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of preclinical studies, clinical trials and related clinical drug and device development and manufacturing costs, drug formulation expenses, contract services and other research and development expenditures. Indirect costs consist of salaries and benefits, overhead and facility costs, and other support service expenses. Our research and development expenses decreased to $7.3 million for the nine months ended September 30, 2002 compared to $9.8 million for the same period in 2001. For the three months ended September 30, 2002, our research and development expenses decreased to $2.1 million compared to $3.7 million for the same period in 2001. The overall decrease in research and development expenses is specifically related to the conclusion of the Phase III AMD clinical trials in December 2001 and the completion of the preclinical studies and our AMD clinical trial responsibilities. Our research and development expenses, net of license reimbursement, were $7.3 million for the nine months ended September 30, 2002 and $9.6 million for the same period in 2001. Our research and development expenses, net of license reimbursement, were $2.1 million for the three months ended September 30, 2002 and $3.7 million for the same period in 2001. Research and development expenses for the three and nine months ended September 30, 2002 and 2001 related primarily to payroll, payroll taxes, employee benefits and allocated operating costs. Additionally, the Company incurred research and development expenses for:

          * Development work associated with the development of new devices, delivery systems, drug compounds and formulations for the dermatology and cardiovascular programs;
          * Preclinical studies and clinical trial costs for our Phase I and Phase II dermatology program; and
          * Costs incurred to complete preclinical studies for the Phase III AMD program in 2001 and to compile and review the Phase III AMD clinical data in 2002.

     As previously disclosed, we have four research and development programs for which we have focused our research and development efforts: ophthalmology, dermatology, cardiovascular disease and oncology. Research and development costs are initially identified as direct costs and indirect costs, with only direct costs tracked by specific program. These direct costs consist of clinical, preclinical, drug and formulation development, device development and research costs. We do not track our indirect research and development costs by program. These indirect costs consist of labor, overhead and other indirect costs. The specific program research and development costs represent the direct costs incurred. Certain reclassifications have been made to direct costs and indirect costs for the three and nine month periods ended September 30, 2002, based on further analysis of these costs during the periods then ended. The direct research and development costs by program are as follows:


                                                Three months ended September 30,            Nine months ended September 30,
        --------------------------------    -----------------------------------------    --------------------------------------
                    Program                      2002                   2001                  2002                 2001
        --------------------------------    ----------------    ---------------------    ---------------     ------------------
        Direct costs:
             Ophthalmology..............          $  61,000                $  84,000      $     195,000             $  400,000
             Dermatology................             33,000                  186,000            291,000                533,000
             Cardiovascular disease.....            188,000                  322,000          1,025,000                781,000
             Oncology...................             17,000                  228,000             39,000                324,000
                                            ----------------    ---------------------    ---------------     ------------------
        Total direct costs..............         $  299,000                $ 820,000         $1,550,000            $ 2,038,000

        Indirect costs .................          1,815,000                2,872,000          5,788,000              7,787,000
                                            ----------------    ---------------------    ---------------     ------------------
        Total research and development
        costs...........................         $2,114,000              $ 3,692,000         $7,338,000            $ 9,825,000
                                            ================    =====================    ===============     ==================


     Ophthalmology. Our direct ophthalmology program costs have decreased from $400,000 for the nine months ended September 30, 2001 to $195,000 for the same period in 2002. For the three months ended September 30, 2002 our direct ophthalmology program costs have decreased to $61,000 compared to $84,000 for the same period in 2001. Costs incurred in the ophthalmology program have consisted of clinical trial expenses for the screening, treatment and monitoring of individuals participating in the AMD clinical trials, internal and external preclinical study costs, and drug and device development and manufacturing costs. The decrease for both the three and nine month periods ended September 30, 2002 is specifically related to the conclusion of the Phase III AMD clinical trials in December 2001 and the completion of the SnET2 preclinical studies and our AMD clinical trial responsibilities. Additionally, costs for 2002 have primarily consisted of Clinical Research Organization expenses for the analysis of the AMD clinical data.

     Dermatology. Our direct dermatology program costs decreased from $533,000 for the nine months ended September 30, 2001 to $291,000 for the same period in 2002. For the three months ended September 30, 2002 our direct dermatology program costs have decreased to $33,000 compared to $186,000 for the same period in 2001. Costs incurred in the dermatology program include expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase I and Phase II clinical trial expenses. The decrease for the nine months ended September 30, 2002 as compared to 2001 is due to 2002 consisting primarily of only the cost of the Phase II clinical trial, while 2001 consisted primarily of the cost for the Phase I clinical trial as well as expenditures related to preclinical studies and device and drug formulation development and manufacturing.

     Cardiovascular Disease. Our direct cardiovascular disease program costs increased from $781,000 for the nine months ended September 30, 2001 to $1.0 million for same period in 2002. For the three months ended September 30, 2002 our direct cardiovascular disease program costs have decreased to $188,000 compared to $322,000 for the same period in 2001. Our cardiovascular disease program costs include expenses for the development of new drug compounds and light delivery devices, drug formulation costs, drug and device manufacturing expense and internal and external preclinical study costs. The increase from 2001 to 2002 is related to the progress of the program, which has required preclinical studies, as well as, an increase in development and manufacturing activities for drug and devices used in the preclinical studies and in preparation for future clinical trials.

     Oncology. Our direct oncology program costs have decreased from $324,000 for the nine months ended September 30, 2001 to $39,000 for the same period in 2002. For the three months ended September 30, 2002, our direct oncology program costs have decreased to $17,000 compared to $228,000 for the same period in 2001. Our oncology program costs have primarily consisted of costs for internal and external preclinical study costs and expenses for the early development of new drug compounds. The decrease in oncology program costs from 2001 to 2002 is related to our decision to focus on more discovery and research programs for use of PhotoPoint PDT in oncology.

     Indirect Costs. Our indirect costs have decreased from $7.8 million for the nine months ended September 30, 2001 to $5.8 million for the same period in 2002. For the three months ended September 30, 2002 our indirect costs have decreased to $1.8 million compared to $2.9 million for the same period in 2001. Generally, the decrease from 2001 to 2002 was attributed to a reduction in our responsibilities in the AMD program, as well as a continued reduction in labor costs due to employee attrition. The decrease was also related to the sublease of one of our buildings, which reduced facility and overhead costs.

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

     Selling,   General   and   Administrative.   Our   selling,   general   and
administrative expenses for the nine months ended September 30, 2002 were consistent at $4.5 million as compared to $4.5 million for the nine months ended September 30, 2001. For the three months ended September 30, 2002 our selling, general and administrative expenses increased slightly to $1.8 million compared to $1.4 million for the same period in 2001. Selling, general and administrative expenses for the three and nine month periods ended September 30, 2001 and 2002 related primarily to payroll, payroll taxes, employee benefits and operating costs such as rent and utilities. These expenses have decreased from 2001 to 2002 as a result of a decrease in the number of administrative employees as well as a temporary reduction in wages taken by all employees during the first quarter of 2002. These decreases in 2002 were offset by employee and officer loan reserves of $650,000 recorded in the three month period ended September 30, 2002.

     As disclosed in Note 3 in our consolidated financial statements for the year ended December 31, 2001 in our annual report on Form 10-K, as amended, filed with the Securities and Exchange Commission, we have made loans to officers and employees over the years secured by stock and stock options and certain unsecured loans. In light of the decrease in our stock price and certain other factors affecting the collectibility of these loans, we recorded a reserve for these loans to officers and employees in the amount of $920,000, of which $650,000 is included in general and administrative expenses and $270,000 is included in research and development expenses. As of September 30, 2002, the balance of these loans, net of reserves, is $595,000.

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

     Interest and Other Income. Interest and other income decreased to $147,000 for the nine months ended September 30, 2002 from $730,000 for the nine months ended September 30, 2001. For the three months ended September 30, 2002 interest and other income decreased to $29,000 from $187,000 for the same period in 2001. The fluctuations in interest and other income are directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

     Interest Expense. Interest expense decreased to $282,000 for the nine months ended September 30, 2002 from $1.7 million for the same period in 2001. For the three months ended September 30, 2002 interest expense decreased to $1,000 from $524,000 for the same period in 2001. The decrease for both the three and nine month periods was primarily related to the restructuring of the Pharmacia loans in March 2002, which provided for interest for only two months in 2002. In accordance with the Statement of Financial Accounting Standards No. 15, or SFAS No. 15, with the restructuring of the Pharmacia debt in March 2002, we reduced our outstanding debt to the total future cash payments of the debt, which included $792,000 designated as interest and $10.0 million as principal. Also, with the restructuring of the debt, the value of the warrants issued to Pharmacia was reduced to zero. Therefore, unless there is an increase in the prime rate used of 4.75%, no further interest expense will be recorded for the Pharmacia loans. The level of other interest expense in future periods is not currently expected to be material.

Liquidity and Capital Resources

     Since inception through September 30, 2002, we have accumulated a deficit of approximately $185.5 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia's purchases of Common Stock and credit arrangements. As of September 30, 2002, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $225.5 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of September 30, 2002, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern.

     In March 2002, Miravant and Pharmacia entered into a Contract Modification and Termination Agreement pursuant to which we regained all of the rights and related data and assets to our lead drug candidate, SnET2, and restructured our outstanding debt to Pharmacia.

     Under the terms of the Contract Modification and Termination Agreement, various agreements and side letters between Miravant and Pharmacia have been terminated. Most of these agreements related to SnET2 license agreements and related drug and device supply agreements, side letters, the Manufacturing Facility Asset Purchase Agreement and various supporting agreements. The termination of the various agreements provided that all ownership of the rights, data and assets related to SnET2 and the Phase III AMD clinical trials will revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets which we received ownership rights to include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the final drug formulation, or FDF, inventory. In addition to receiving back all of the bulk API inventory sold to Pharmacia in 2001, we also received a payment of approximately $479,000 for the costs of the in-process and finished bulk API inventory manufactured through January 23, 2002. We reassumed the lease obligations and related property taxes for our bulk API manufacturing facility effective March 2002. The lease agreement expires in October 2006 and currently has a base rent of approximately $26,000 per month. We are currently in negotiations to sublease this facility.

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

     The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement. The outstanding debt that we owed to Pharmacia of approximately $26.8 million has been reduced to $10.0 million plus accrued interest. We will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which has remained 4.75% since March 5, 2002. Additionally, the early repayment provisions were modified and many of the covenants were eliminated or modified. In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the Phase III clinical trial data did not meet certain clinical statistical standards, as defined by the clinical trial protocols, we will not have available an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement.

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

Statement of Cash Flows

     Net cash required for operations for the nine months ended September 30, 2002 and 2001 was $6.2 million and $12.6 million, respectively. The net cash required for operations in 2002 is primarily related to the net loss recorded for the period and a decrease in accounts payable and accrued expenses, offset by the release of the $5.1 million contained in the inventory and equipment escrow receivable accounts. For the nine months ended September 30, 2001, the net cash required for operations was due primarily to the amount and timing of the funds received from Pharmacia for reimbursable research and development costs, the gain recorded on the sale of the API manufacturing equipment to Pharmacia and the increase in receivables associated with the escrow accounts with Pharmacia, which was offset by an increase in stock awards issued.

     For the nine months ended September 30, 2002 and September 30, 2001, net cash provided by investing activities was $4.5 million and $12.0 million, respectively. The net cash provided by investing activities for both periods was primarily related to the proceeds from the net sales and purchases of marketable securities. In addition, for the period ended September 30, 2001 net cash provided by investing activities also related to Pharmacia's purchase of our API manufacturing equipment.

     For the nine month periods ended September 30, 2002 net cash provided by financing activities was $2.3 million and for the nine months ended September 30, 2001 net cash required for financing was $293,000. The net cash provided by financing activities was related to the net proceeds from the August 2002 $2.5 million private placement. The net cash required for financing activities in 2001 related to loans provided to executive officers of the Company.

     We need substantial additional resources to develop our products. The timing and magnitude of our current and future capital requirements will depend on many factors, including:


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

     We implemented a cost restructuring program in January 2002 and have incurred employee attrition throughout 2002 which has allowed us to reduce our overall use of cash from operations currently and in future periods. Based on our current cash and investment balances we anticipate that we only have sufficient cash to fund our operations through December 31, 2002 at a reduced capacity. Executive management is currently in discussions with one of our significant investors for some additional bridge financing to extend our cash resources beyond December 31, 2002. In addition, executive management also believes we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and equity financings in near future. However, there can be no assurance that we will be successful in obtaining such financing or that financing will available on favorable terms. If additional funding is not available when required, management will begin implementing additional cost restructuring programs by the further delay or increased reductions in scope of one or more of our research and development programs and further adjusting, deferring or reducing salaries of employees and by reducing operating and overhead expenditures to conserve cash to be used in operations. For this reason our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern. Our ability to raise funds has become more difficult as our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     * The future development decisions related to the ongoing analysis of the data from our Phase III AMD clinical trials;
     * The future development and results of our Phase II dermatology clinical trial and our ongoing cardiovascular and oncology preclinical studies;
     * The potential future use of SnET2 for ophthalmology or other disease indications;
     * Our ability to successfully raise funds in the near future through public or private equity or debt financings, or establish collaborative arrangements or raise funds from other sources;
     * The extent to which our obligation to pay Pharmacia a portion of the funds received in our financing activities will hinder our fundraising efforts;
     * Our requirement to allocate certain percentages of net proceeds from any public or private equity financings and/or asset dispositions, as defined earlier, towards the early repayment of our debt of $10.0 million plus accrued interest due to Pharmacia under the Contract Modification and Termination Agreement;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * The amount of funds received from outstanding warrant and stock option exercises, if any;
     * Our ability to maintain, renegotiate, or terminate our existing collaborative arrangements;
     * Our ability to receive any funds from the sale of our 33% equity investment in Ramus, consisting of 2,000,000 shares of Ramus Preferred Stock and 59,112 shares of Ramus Common Stock, neither of which are publicly traded and the fair market value of which is currently negligible;
     * Our ability to liquidate our equity investment in Xillix, consisting of 2,691,904 shares of Xillix Common Stock, which is publicly traded on the Toronto Stock Exchange under the symbol (XLX.TO), but has historically had very small trading volume; and
     * Our ability to collect the loan and accrued interest provided to Ramus under their credit agreement with us.

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

                          RISKS RELATED TO OUR BUSINESS

OUR BUSINESS IS NOT EXPECTED TO BE PROFITABLE FOR THE FORESEEABLE FUTURE AND WE WILL NEED ADDITIONAL FUNDS TO CONTINUE OUR OPERATIONS PAST DECEMBER 2002. IF WE FAIL TO OBTAIN ADDITIONAL FUNDING, WE COULD BE FORCED TO SCALE BACK OR CEASE OPERATIONS.

     Since our inception we have incurred losses totaling $185.5 million as of September 30, 2002 and have never generated enough funds through our operations to support our business. Although we implemented a cost restructuring program in January 2002 that will allow us to reduce our overall use of cash from operations in future periods, we currently anticipate that we only have sufficient cash to fund our operations through December 31, 2002 at a reduced capacity. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our year end consolidated financial statements that, based on generally accepted accounting principles, our viability as a going concern is in question. We will need substantial additional resources in the near term to continue to develop our products. If we do not receive funding by the end of December 2002 we may be forced to cease operations. The timing and magnitude of our future capital requirements will depend on many factors, including:

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


IF THE DATA FROM OUR COMPLETED PHASE III AMD CLINICAL TRIALS DO NOT PRESENT ANY PROSPECT OF FUTURE DEVELOPMENT FOR SNET2, THEN WE MAY BE UNABLE TO SUCCESSFULLY ESTABLISH ONE OR MORE NEW COLLABORATIVE PARTNERSHIPS, WHICH COULD MATERIALLY HARM OUR BUSINESS.

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of age-related macular degeneration, or AMD, with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing a New Drug Application, or NDA, with the Food and Drug Administration, or FDA. Based on Pharmacia's analysis of the AMD clinical data, we may not be able to proceed with our plans to seek regulatory approval of SnET2 as formerly planned. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We are currently conducting our own detailed analysis of the clinical data, including an analysis of the subset groups and, based on the results of our analysis, we will determine the future potential development of SnET2, including the potential use of SnET2 in other disease indications. In addition, we have terminated our license collaboration with Pharmacia, and we have held discussions with various potential corporate partners to seek a new collaborations for PhotoPoint PDT in ophthalmology. If we cease development efforts for SnET2 it could adversely affect our funding and development efforts for our other programs and severely harm our business.

     Additionally, if discussions with the FDA on our clinical data from our completed Phase III AMD clinical trials does not present an opportunity to file an NDA with the FDA for SnET2, we then may be required to conduct another clinical trial, which will require substantial funding and time. We may be unable to obtain corporate funding or other financing to conduct this clinical trial which would materially harm our business.

THE LOAN REPAYMENT OBLIGATIONS UNDER OUR CONTRACT MODIFICATION AND TERMINATION AGREEMENT WITH PHARMACIA MAY PRECLUDE US FROM OBTAINING ADDITIONAL FUNDING AND, IF WE BECOME UNABLE TO REPAY OUR BORROWINGS OR VIOLATE THE COVENANTS UNDER THIS AGREEMENT, PHARMACIA COULD FORECLOSE ON OUR ASSETS.

     In connection with the termination of our license collaboration with Pharmacia, we entered into a Contract Modification and Termination Agreement on March 5, 2002. Under the Contract Modification and Termination Agreement our outstanding debt to Pharmacia of approximately $26.8 million was reduced to $10.0 million plus accrued interest. We will be required to make a payment of $5.0 million plus accrued interest on each of March 4, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which has remained 4.75% since March 5, 2002. The outstanding debt to Pharmacia is secured by all of our assets. Our ability to comply with all covenants and to make scheduled payments, apply early repayments as required or to refinance our debt obligations will depend on our financial and operating performance, which in turn will be subject to prevailing economic conditions and certain financial, business and other factors, including factors that are beyond our control. If our cash flow and capital resources become insufficient to fund our debt service obligations or we otherwise default under the Contract Modification and Termination Agreement, Pharmacia could accelerate the debt and foreclose on our assets. As a result, we could be forced to obtain additional financing at very unfavorable terms or significantly reduce or cease operations.

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

WE WERE DELISTED FROM NASDAQ, WHICH MAY DECREASE THE LIQUIDITY OF OUR STOCK AND MAY LIMIT OR IMPAIR OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

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

     Our success in the future will depend in large part on our ability to attract and retain highly qualified scientific, management and other personnel and to develop and maintain relationships with leading research institutions and consultants. We are highly dependent upon principal members of our management, key employees, scientific staff and consultants, which we may retain from time to time. Because we currently have limited cash and capital resources, the efficacy of our primary drug development candidate is questionable and we have reduced the scope of our research and development activities, our business outlook is uncertain. In January 2002, we implemented measures to reduce our expenses to provide us more flexibility. These actions, which included temporarily reducing our employees salaries, offering voluntary severance packages for a limited time, and subsequent layoffs and attrition, have reduced our payroll costs since the beginning of the year by approximately 40%. Additionally, due to our ongoing limited cash balances, we try to utilize stock options and stock awards as a key component of short-term and long-term compensation. However, given that our current stock options outstanding are significantly de-valued, the current value of our stock is low and the uncertainty of our long-term prospects, our ability to use stock options and stock awards as compensation may be limited. These measures, along with our financial condition, unfavorable clinical data results from the Phase III AMD clinical trials and limited research and development programs, may cause employees to question our long-term viability and future career development prospect, and increase our attrition rate. These factors may also result in reduced productivity and a decrease in employee morale causing our business to suffer. We do not have insurance providing us with benefits in the event of the loss of key personnel. Our consultants may be affiliated with or employed by others, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.

IF WE ARE NOT ABLE TO MAINTAIN AND SUCCESSFULLY ESTABLISH NEW COLLABORATIVE AND LICENSING ARRANGEMENTS WITH THIRD PARTIES, OUR BUSINESS WILL BE HARMED.

     Our business model is based on establishing collaborative relationships with other parties both to license compounds upon which our products and technologies are based and to manufacture, market and sell our products. As a development company we must have access to compounds and technologies to license for further development. For example, we are party to a license agreement with the University of Toledo, the Medical College of Ohio and St. Vincent Medical Center, of Toledo, Ohio to license or sublicense certain photoselective compounds, including SnET2. Similarly, we must also establish relationships with suppliers and manufacturers to build our medical devices and to manufacture our compounds. We have partnered with Iridex for the manufacture of certain light sources and have entered into an agreement with Fresenius for supply of the final dose formulation of SnET2. Due to the expense of the drug approval process it is critical for us to have relationships with established pharmaceutical companies to offset some of our development costs in exchange for a combination of manufacturing, marketing and distribution rights. We formerly had a significant relationship with Pharmacia for the development of SnET2 for the treatment of AMD. To further develop SnET2 it is essential that we establish a new collaborative relationship with another party.

     We are currently at various stages of discussions with various companies regarding the establishment of new collaborations. If we are not successful in establishing new collaborative partners for the potential development of SnET2 or our other molecules, we may not be able to pursue further development of such drugs and/or may have to reduce or cease our current development programs, which would materially harm our business. Even if we are successful in establishing new collaborations, they are subject to numerous risks and uncertainties including the following:

     * Our ability to negotiate acceptable collaborative arrangements, including those based upon existing letter agreements;
     * Future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold;
     * Collaborative partners are free to pursue alternative technologies or products either on their own or with others, including our competitors, for the diseases targeted by our programs and products;
     * If our partners fail to fulfill their contractual obligations or terminate the relationships described above, we may be required to seek other partners, or expend substantial resources to pursue these activities independently, which may or may not be successful; and
     * Our ability to manage, interact and coordinate our timelines and objectives with our strategic partners may not be successful.

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

     Also, as discussed above with regard to our lead drug candidate, SnET2, our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory approval of the potential product and would materially harm our business.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the past year, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From September 30, 2001 to September 30, 2002, our Common Stock price, per Nasdaq and OTCBB closing prices, has ranged from a high of $11.26 to a low of $0.26.

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

     *    Our current and future cash position and expenditures;
     * Future development decisions related to the results of our Phase III AMD clinical trials;
     * Announcements concerning Miravant or our collaborators, competitors or industry;
     *    Our ability to successfully establish new collaborations;
     *    The  results  of  our  testing,   technological   innovations  or  new
          commercial products;
     * The results of preclinical studies and clinical trials by us or our competitors;
     *    Technological innovations or new therapeutic products;
     *    Our ability to regain our listing status on Nasdaq;
     *    Litigation;
     * Public concern as to the safety, efficacy or marketability of products developed by us or others;
     *    Comments by securities analysts;
     *    The achievement of or failure to achieve certain milestones; and
     * Governmental regulations, rules and orders, or developments concerning safety of our products.

     In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many emerging pharmaceutical and medical device companies for reasons frequently unrelated or disproportionate to the performance of the specific companies. If these broad market fluctuations cause the trading price of our Common Stock to significantly decline, we may be unable to obtain additional capital that we may need through public or private financing activities. Because outside financing is critical to our future success, large fluctuations in our share price that harm our financing activities could cause us to significantly alter our business plans or cease operations altogether.

WE RELY ON THIRD PARTIES TO CONDUCT CLINICAL TRIALS ON OUR PRODUCTS, AND IF WE NO LONGER HAVE ACCESS TO THESE THIRD PARTIES, OUR ABILITY TO SUCCESSFULLY COMPLETE CLINICAL TRIALS WILL BE ADVERSELY AFFECTED AND OUR BUSINESS WILL SUFFER.

     To date, we have limited experience in conducting clinical trials. We previously relied on Pharmacia, our former corporate partner, and Inveresk, Inc., formerly ClinTrials Research, Inc., or Inveresk, a contract research organization, for our Phase III AMD clinical trials. We continue rely on Inveresk to assist us in the analysis of our Phase III AMD clinical data and for possible preparation of an NDA or future Phase III AMD clinical trials and a contract research organization for our Phase II dermatology clinical trials. In the future, we will either need to rely on third parties, including our collaborative partners, to design and conduct any required clinical trials or expend resources to hire additional personnel or engage outside consultants or contract research organizations to administer current and future clinical trials. We may not be able to find appropriate third parties to design and conduct clinical trials or we may not have the resources to administer clinical trials in-house. The failure to have adequate resources for conducting and managing clinical trials will have a negative impact on our ability to develop marketable products and would harm our business. Other contract research organizations may be available in the event that our current contract research organizations fail; however there is no guarantee that we would be able to engage another organization in a timely manner, if at all. This could cause delays in our clinical trials and our development programs, which could materially harm our business.

BECAUSE WE RELY ON PATIENT ENROLLMENT TO CONDUCT CLINICAL TRIALS, IF WE ARE UNABLE TO CONTINUE TO ATTRACT PATIENTS TO PARTICIPATE IN THESE TRAILS, THERE MAY BE A NEGATIVE IMPACT ON OUR CLINICAL TRIAL RESULTS.

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

     A specific concern for potential future AMD clinical trials is that there currently is an approved treatment for AMD, which may cause patients enrolled in future AMD clinical trials, if any, to drop out of the trial or pursue alternative treatments. This could result in delays or incomplete clinical trial data.

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

     The occurrence of any of these events described above could harm our competitive position. If such conflicts occur, or if we believe that such products may infringe on our proprietary rights, we may pursue litigation or other proceedings, or may be required to defend against such litigation. We may not be successful in any such proceeding. Litigation and other proceedings are expensive and time consuming, regardless of whether we prevail. This can result in the diversion of substantial financial, managerial and other resources from other activities. In addition, an adverse outcome could subject us to significant liabilities to third parties or require us to cease any related research and development activities or product sales.

WE HAVE LIMITED MANUFACTURING AND MARKETING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES TO SATISFY OUR MANUFACTURING NEEDS.

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we may manufacture drugs and devices at some commercial levels, we have not yet manufactured any products under GMPs which can be released for commercial use, and we have limited experience in manufacturing in commercial quantities. We are licensed by the State of California to manufacture SnET2 bulk active pharmaceutical ingredient, or bulk API, at our Santa Barbara, California facility for clinical trial and other use. This facitility is currently being shut-down, and can be restarted to begin manufacturing, if needed. We currently have in inventory significant quantities of the bulk API, the process up to the final formulation and packaging step, which we believe would provide adequate supplies for future clinical trials and initial commercial launch. We also have the ability to manufacture light producing devices and light delivery devices, and conduct other production and testing activities, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug product, light producing and light delivery devices and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities. We currently have the capacity, in conjunction with our manufacturing suppliers Fresenius and Iridex, to manufacture products at certain commercial levels and we believe we will be able to do so under GMPs with subsequent FDA approval. If we receive an FDA or other regulatory approval, we may need to restart or expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we will need to expend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. We may not be able to restart or expand capacity for our API manufacturing successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our commercial product sales, as well as our overall business growth could be limited, which in turn could prevent us from becoming profitable or viable as a business. Fresenius is the sole manufacturer of the final dose formulation of SnET2 and Iridex is currently the sole supplier of the light producing devices used in our AMD clinical trials. Both currently have commercial quantity capabilities. At this time, we have no readily available back-up manufacturers to produce the final formulation of SnET2 at commercial levels or back-up suppliers of the light producing devices. If Fresenius could no longer manufacture for us or Iridex was unable to supply us with devices, we could experience significant delays in production or may be unable to find a suitable replacement, which would reduce our revenues and harm our ability to commercialize our products and become profitable.

WE HAVE LIMITED EXPERIENCE IN THE MARKETING, DISTRIBUTION AND SALE OF OUR PRODUCTS.

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

     In the event that the intellectual property we do, or may in the future, rely on becomes unavailable, our ability to be competitive will be impeded and our business will suffer.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, floods, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities are all located in the state of California and have in the past been subject to electricity blackouts as a consequence of a shortage of available electrical power. There is no guarantee that this electricity shortage has been permanently resolved, as such, we may again in the future experience unexpected blackouts. Though we do have back-up electrical generation systems in place, they are for use for a limited time and in the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we may not carry adequate business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could be substantial.

TERRORIST ATTACKS, SUCH AS THE ATTACKS THAT OCCURRED IN NEW YORK AND WASHINGTON, D.C. ON SEPTEMBER 11, 2001, AND OTHER ACTS OF VIOLENCE OR WAR MAY AFFECT THE MARKETS IN WHICH WE OPERATE, OUR OPERATIONS AND OUR PROFITABILITY.

     Terrorist attacks may negatively effect our operations. These attacks or armed conflicts may directly impact our physical facilities or those of our suppliers or customers, which could result in higher expenses and/or lower revenue. Furthermore, these attacks may make travel of our sales and support staff more difficult and more expensive and ultimately affect the sales of our products.

     Also as a result of terrorism, the United States has entered into an armed conflict, which could have a further impact on our domestic and international sales. Political and economic instability in some regions of the world may also result and could negatively impact our business.

                          RISKS RELATED TO OUR INDUSTRY

WE ARE SUBJECT TO UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM.

     Our products may not be covered by the various health care providers and third party payors. If they are not covered, our products may not be purchased or sold as expected. Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for these products and related treatment will be available from government health administration authorities, private health insurers, managed care entities and other organizations. These payors are increasingly challenging the price of medical products and services and establishing protocols and formularies, which effectively limit physicians' ability to select products and procedures.
Uncertainty exists as to the reimbursement status of health care products, especially innovative technologies. Additionally, reimbursement coverage, if available, may not be adequate to enable us to achieve market acceptance of our products or to maintain price levels sufficient for realization of an appropriate return on our products.

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

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID CHANGES IN THE BIOTECHNOLOGY AND PHARMACEUTICAL INDUSTRIES THAT COULD MAKE SOME OR ALL OF OUR PROGRAMS OR POTENTIAL PRODUCTS NON-COMPETITIVE OR OBSOLETE.

     Our   industry  is  subject  to  rapid,   unpredictable   and   significant
technological change. Competition is intense. Well-known pharmaceutical, biotechnology, device and chemical companies are marketing well-established therapies for the treatment of AMD. Doctors may prefer to continue using familiar methods they are comfortable with using rather than trying our products. Many companies are also seeking to develop new products and technologies for medical conditions for which we are developing treatments. Our competitors may succeed in developing products that are safer or more effective than ours and in obtaining regulatory marketing approval of future products before we do. We anticipate that we will face increased competition as new companies enter our markets and as the scientific development of PhotoPoint PDT evolves.

     We expect that our principal methods of competition with other photodynamic therapy companies will be based upon such factors as:

     *    The ease of administration of our photodynamic therapy;
     *    The degree of generalized skin sensitivity to light;
     *    The number of required doses;
     *    The safety and efficacy profile;
     * The selectivity of our drug for the target lesion or tissue of interest;
     *    The type, cost and price of our light systems;
     *    The cost and price of our drug; and
     * The amount reimbursed for the drug and device treatment by third-party payors

     We cannot give any assurance that new drugs or future developments in photodynamic therapy or in other drug technologies will not harm our business. Increased competition could result in:

     *    Price reductions;
     *    Lower levels of third-party reimbursements;
     *    Failure to achieve market acceptance; and
     *    Loss of market share.

     Any of the above could have an adverse effect on our business. Further, we cannot give any assurance that developments by our current or future competitors will not render our technology obsolete.

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

                           PART II. OTHER INFORMATION

ITEM 2.CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Recent Sales of Unregistered Securities.

     In August 2002, the Company completed a private placement financing which consisted of the sale of unregistered shares of Common Stock for $2.5 million at $0.50 per share, based on a premium of approximately 20% of the average closing price for the prior 10 trading days. For every two common shares acquired, the equity purchase included a warrant to purchase one share of Common Stock at a price $0.50 per share, with an exercise period of 5 years from the date of grant. In addition, we also issued a warrant to purchase 300,000 shares of Common Stock to one of our current stockholders who helped facilitate the private placement. A group of approximately 10 private investors, all of whom were "accredited investors" as such term is used in the Securities Act of 1933, as amended (the "Securities Act"), participated in the offering. The shares of Common Stock and warrants were issued pursuant to an exemption from registration under Rule 506 promulgated under Regulation D of the Securities Act. The proceeds are being used for research, development and general corporate purposes.


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

ITEM 4.  CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures.

     Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.

     Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     Exhibit 4.17 Securities Purchase Agreement dated August 28, 2002 between the Registrant and certain Purchasers named therein (incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 3, 2002).

     Exhibit 4.18 Registration Rights Agreement dated August 28, 2002 between the Registrant and certain purchasers of Common Stock named therein (incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 3, 2002).

     Exhibit 4.19 Common Stock Warrant Purchase Certificate dated August 28, 2002 between the Registrant and certain purchasers named therein (incorporated by reference to the Current Report on Form 8-K filed by the registrant on September 3, 2002).

     Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K.

     1) Current Event Report on Form 8-K filed on July 12, 2002 announcing that the registrant received a notification from Nasdaq, following two separate requests for extensions, that it had not met certain requirements for continued listing and that the Company's common stock will begin trading on the OTC bulletin board (OTCBB), effective as of the opening of business on July 12, 2002.

     2) Current Event Report on Form 8-K filed on September 3, 2002 announcing that the registrant sold and issued to a group of private investors
          (i) unregistered shares of common stock at $0.50 per share for aggregate proceeds $2.5 million and (ii) for every two shares of common stock acquired, a warrant to purchase one share of common stock at $0.50 per share.

                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                         Miravant Medical Technologies


Date:    November 14, 2002

                                                By: /s/   John M. Philpott
                                                --------------------------
                                                          John M. Philpott
                                                Chief Financial Officer
                                               (on behalf of the Company and as
                                                Principal Financial Officer and
                                                Principal Accounting Officer)