Form 10-K
period 2002-12-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2003-03-31
CIK 933745

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

                   For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes [ ]. No [X].

     The approximate aggregate market value of voting stock held by non-affiliates as of June 30, 2002 based upon the last sale price of the Common Stock of $0.53 per share, as reported on the Nasdaq National Market (Subsequently delisted and currently trading on the OTC Bulletin Board(R)), was approximately $8,594,414. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person, who has filed a Schedule 13D or 13G, is an affiliate.

     The number of shares of Common Stock outstanding as of March 14, 2003 was 24,272,305.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders scheduled to be held on June 12, 2003. A copy of the proxy statement may be obtained, when available, upon written request to the Corporate Secretary, Miravant Medical Technologies, 336 Bollay Drive, Santa Barbara, CA 93117.

                         MIRAVANT MEDICAL TECHNOLOGIES

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


                                     PART I

Item     1.    Business ...........................................................................................4
Item     2.    Properties .........................................................................................23
Item     3.    Legal Proceedings...................................................................................24
Item     4.    Submission of Matters to a Vote of Security-Holders.................................................24

                                     PART II

Item     5.    Market for Registrant's Common Equity and Related Stockholders Matters..............................25
Item     6.    Selected Consolidated Financial Data................................................................27
Item     7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............28
Item     7A.   Qualitative and Quantitative Disclosures About Market Risk..........................................62
Item     8.    Financial Statements and Supplementary Data.........................................................62
Item     9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................86

                                    PART III

Item     10.   Directors and Executive Officers of the Registrant .................................................87
Item     11.   Executive Compensation..............................................................................87
Item     12.   Security Ownership of Certain Beneficial Owners and Management......................................87
Item     13.   Certain Relationships and Related Transactions......................................................87
Item     14.   Controls and Procedures.............................................................................87

                                    PART IV

Item     15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................88


                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties and include statements regarding our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to raise funds to continue our operations; the timing and our ability to complete of our planned New Drug Application, or NDA, filing for the use of SnET2 to treat wet age-related macular degeneration, or AMD, with the U.S. Food and Drug Administration, or FDA; our ability to make or negotiate new debt repayment terms for our first debt payment due to Pharmacia Corporation, or Pharmacia, on June 30, 2003; our ability to continue to receive the $1.0 million monthly borrowings through November 2003 under the December 2002 Convertible Debt Agreement, or the Debt Agreement; our ability to resolve any contingencies associated with our NDA after it is filed with the FDA; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq; our plans to collaborate with other parties and/or license SnET2; our ability to continue to retain employees under our current financial circumstances; our ability to use our light production and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including: failure to obtain additional funding timely, if at all; failure to make our scheduled payment or negotiate new debt repayment terms with Pharmacia prior to June 30, 2003 resulting in foreclosure on all our assets; we may be unable to continue borrowing under the Debt Agreement if we fail to meet certain requirements or if these requirements are not met to the satisfaction of the Lenders; unanticipated complexity or difficulty preparing and completing the NDA filing; a failure of our drugs and devices to receive regulatory approval; other parties may decline to collaborate with us due to our financial condition or other reasons beyond our control; our existing light production and delivery technology may prove to be inapplicable or inappropriate for future studies; we may be unable to obtain the necessary funding to further our research and development activities and the government may change its past practices and exercise its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see "Risk Factors", included in Item 7, for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

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

     The most significant company developments are as follows:

     * In January 2003, we announced that we intend to file our first New Drug Application, or NDA, for marketing approval of PhotoPoint SnET2, a new drug for the treatment of wet age-related macular degeneration, or AMD. Our decision came after we completed our analyses of the Phase III AMD clinical data, which showed positive results in a significant number of drug-treated patients versus placebo control patients, and after holding discussions with regulatory and the U.S. Food and Drug Administration, or FDA, consultants;
     * Previously, in January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing a NDA with the FDA. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. In addition, we have terminated our license collaboration with Pharmacia, and we are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology;
     * In August 2002, we completed a private placement financing which consisted of the sale of unregistered shares of Common Stock for gross proceeds of $2.5 million at $0.50 per share, based on a premium of approximately 20% of the average closing price for the prior 10 trading days. For every two common shares acquired, the equity purchase included a warrant to purchase one share of Common Stock at a price of $0.50 per share, with an exercise period of 5 years from the date of grant. A group of private investors participated in the offering;
     * In December 2002, we entered into a Convertible Debt and Warrant Purchase Agreement, or the Debt Agreement, with a group of private accredited investors, or the Lenders. The $12.0 million Debt Agreement allows us to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount is $12.0 million with the last available borrowing in November 2003. The Lenders obligation to fund each borrowing request is subject to material conditions described in the Debt Agreement. In addition, the Lenders may terminate its obligations under the Debt Agreement if: (i) Miravant has not filed an NDA by March 31, 2003,
          (ii) such filing has been rejected by the Federal Drug Administration, or (iii) Miravant, in the reasonable judgment of the Lenders, is not meeting its business objectives. We have received a waiver from the Lenders with regard to the NDA filing deadline of March 31, 2003. This deadline has been extended to the end of the third quarter of 2003; and
     * During 2002, the trading price of our Common Stock, the size of our market capitalization and the amount of stockholders' equity and net tangible assets have caused us to fail to comply with certain continued listing standards of the Nasdaq National Market System, and in July 2002 we were delisted from Nasdaq. We currently trade on the OTC Bulletin Board(R), or OTCBB. Management will continue to review our ability to regain our listing status with Nasdaq, however, there are no guarantees we will achieve this.

     Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to license and pursue development and commercialization of SnET2 for AMD or other disease indications, our ability to reduce operating costs as needed, our ability to regain our listing status on Nasdaq and various other economic and development factors, such as the cost of the programs, reimbursement and the available alternative therapies, we may or may not be able to or elect to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications. If we are unable to secure additional funding, or our Lenders terminate our funding prior to November 2003, we may be unable to continue as a going concern.

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

     Drug Technology. We own and hold exclusive license rights under certain United States and foreign patents to several classes of synthetic, photoselective compounds, subject to certain governmental rights, as described under the heading Patents and Proprietary Technology. From our classes of compounds, we have selected SnET2 as our leading drug candidate and have used SnET2 in the majority of our clinical trials to date. We have also used MV9411 in certain preclinical studies and clinical trials. We have regained control of the license rights to SnET2 from Pharmacia and are currently pursuing other potential collaborative partners that have expressed interest in these license rights. We are also developing other potential photoselective drugs for additional disease applications and future partnering opportunities.

     We believe that our synthetic photoselective drugs may provide the following benefits:

     * Predictable. The synthetic nature of our photoselective compounds permits us to design drugs with molecular structures and characteristics that may facilitate consistency in clinical treatment settings, as well as predictability in manufacturing and quality control;
     * Side effects. Treatments with our drug SnET2 to date have been generally well-tolerated, with a good safety profile for the target populations and the primary side effect being a mild, transient skin photosensitivity in some patients; and
     * Versatile. We can synthesize drugs with specific characteristics, such as activation by a particular wavelength of light. This versatility provides us with the potential to design our drugs for particular disease conditions and to take advantage of semiconductor (diode) light technology.

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

     Light Delivery and Measurement Devices. We have developed and manufactured light delivery and measurement devices for clinical use, including a wide variety of fiber optic light delivery devices for use in PhotoPoint PDT. Many of these devices must be highly flexible and appropriate for endoscopic use and must be able to deliver unique patterns of uniform, diffuse light for different disease applications. Some of our products include microlenses that produce a tiny flashlight beam for discrete surface lesions, the Flex(R) cylinder diffuser which delivers light in a radial pattern along a flexible tip for sites such as the esophagus and spherical diffusers which emit a diffuse ball of light for sites such as the bladder or nasopharynx and endovascular catheters for use in cardiovascular applications. Some of our light delivery devices have been used in our clinical trials. We have also developed light measurement devices for PhotoPoint PDT including devices that detect wavelength and fluorescence to facilitate the measurement of light or drug uptake.

     Additionally, we have developed with and without collaborators, a variety of light devices producing various wavelengths that we use in our current research projects and preclinical studies and that we expect to use in future clinical trials.

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

     During 2002, we completed our own detailed analysis of the Phase III AMD clinical data. In January 2003, based on the results of our analysis and certain discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for marketing approval of PhotoPoint SnET2, for the treatment of wet AMD.

     We have also conducted preclinical studies for the treatment of other ophthalmic diseases such as corneal neovascularization, glaucoma and diabetic retinopathy. At this time we are not pursuing treatments for these diseases, as our current efforts focus on AMD.

Cardiovascular Disease

     We are investigating the use of PhotoPoint PDT for the treatment of cardiovascular disease, in particular for the prevention and treatment of
vulnerable  plaque  and  restenosis.   Vulnerable  plaque  is  an  unstable  and
rupture-prone inflammation within the artery walls; restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. Preclinical studies with PhotoPoint PDT indicate that certain photoselective drugs may be preferentially retained in hyperproliferating cells in arterial walls and lipid-rich components of arterial plaques. Data from these preclinical studies suggest that PhotoPoint PDT may aid in the prevention and treatment of restenosis by inhibiting the aggressive overgrowth of cells that block arteries. We are in the process of formulating a new lead drug, MV0633, and, pending the outcome of our preclinical studies with this and other photoselective drugs and financial considerations and other factors, we may prepare an Investigational New Drug application, or IND, in cardiovascular disease for MV0633 or another photoselective drugs. The timing of the IND is dependent on numerous factors including preclinical results and available funding and personnel.

     As a result of our preclinical studies in cardiovascular disease, we are evaluating the use of PhotoPoint PDT for the prevention and/or treatment of stenosis in arterial-venous grafts, or AV grafts. AV grafts are placed in patients with End Stage Renal Disease to provide access for hemodialysis. Pending the results of our preclinical studies as well as financial considerations, corporate collaborations and other factors, we may decide to file an IND for the commencement of clinical trials in this field.

Dermatology

     A number of dermatological, or skin, disorders have shown potential for treatment with PhotoPoint PDT. One of these is psoriasis, a non-cancerous, chronic and potentially debilitating skin disorder. In our dermatology program, we use a topical gel formulation to deliver MV9411, a proprietary photoreactive drug, directly to the skin. In July 2001, we completed a Phase I dermatology clinical trial and, in January 2002, we commenced a Phase II clinical trial with MV9411 for potential use in the treatment of plaque psoriasis, a chronic dermatological condition for which there is no known cure. Plaque psoriasis is a disease marked by hyperproliferation of the epidermis, resulting in inflamed and scaly skin plaques. The Phase II clinical trial is currently ongoing and we expect to complete the treatment of the patients by the second quarter 2003, with some follow-up required. If we are unable to see any satisfactory results from the clinical trial, we will likely put any further development on hold.

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

     The termination of the various agreements provided that all ownership of the rights, related data and assets to SnET2 and the Phase III AMD clinical trials for the treatment of AMD revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the finished dose formulation, or FDF, inventory. In addition, we reassumed the lease obligations and related property taxes for our bulk API manufacturing facility. The lease agreement expires in March 2006 and currently has a base rent of approximately $26,000 per month. In January 2003, we sublet this facility through December 2005.

     Under the Manufacturing Facility Asset Purchase Agreement, which was entered into in May 2001 and subsequently terminated in March 2002, Pharmacia satisfied the following obligations:

     * Pharmacia agreed to buy our existing bulk API inventory at cost for $2.2 million. During 2001, the entire $2.2 million of the existing bulk API inventory had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account;
     * Pharmacia committed, through two other purchase orders, to buy up to an additional $2.8 million of the bulk API which would be manufactured by us. As of December 31, 2002, we had sold $2.5 million during 2001 and 2002 of newly manufactured bulk API inventory, which had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account. No further bulk API will be sold to Pharmacia;
     * Pharmacia agreed to purchase the manufacturing equipment necessary to produce bulk API. The manufacturing equipment was purchased for $863,000, its fair market value as appraised by an independent appraisal firm. The payment for the purchase of the equipment was made into an equipment escrow account;
     * The interest earned by the inventory and equipment escrow accounts accrued to us and was released in full from each escrow account in January 2002 and March 2002, respectively. All amounts received into escrow were recorded as accounts receivable until the amounts were released.

     The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement as follows:

     * The outstanding debt that we owed to Pharmacia of approximately $26.8 million, was reduced to $10.0 million plus accrued interest;
     * The first payment of $5.0 million plus accrued interest was due on March 5, 2003 and was subsequently extended to June 30, 2003. The second payment of $5.0 million plus accrued interest is due on June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% on March 5, 2002 and 4.25% at December 31, 2002;
     * In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD, based upon their overall analysis of the Phase III AMD data, we will not have available to us an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement. Pharmacia has no obligation to make any further milestone payments, equity investments or to extend us additional credit;
     * The early repayment provisions were modified and many of the covenants were eliminated or modified. Our requirement to allocate one-half of the net proceeds from any public or private equity financings and/or asset dispositions towards the early repayment of our debt to Pharmacia was modified as follows:

          * If our aggregate net equity financing and/or assets disposition proceeds are less than or equal to $7.0 million, we are not required to make an early repayment towards our Pharmacia debt. As of March 31, 2003, our aggregate equity financings amount to $2.5 million;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $7.0 million but less than or equal to $15.0 million, then we are required to apply one-third of the net proceeds from the amount in excess of $7.0 million up to $15.0 million, or a maximum repayment of $2.7 million towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $15.0 million but less than or equal to $25.0 million, then we are required to apply one-half of the net proceeds from the amount in excess of $15.0 million up to $25.0 million, or a maximum repayment of $7.7 million towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $25.0 million, then we are required to apply all of the net proceeds from the amount in excess of $25.0 million, or repay the entire $10.0 million plus accrued interest towards our Pharmacia debt; and
          * Any early repayment of our Pharmacia debt applies first to the loan amount due on June 30, 2003, then to the remaining loan amount due on June 4, 2004.

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

     In addition, as of March 5, 2003, our first payment on our debt to Pharmacia was due in the amount of $5.0 million plus accrued interest. We have since negotiated with Pharmacia an extension on the first payment due to June 30, 2003. In connection with the extension of the first debt payment date, we agreed to pay a total of $250,000 payable in two installments of $125,000 each on March 24, 2003 and April 17, 2003. This amount related to the interest accrued through March 5, 2003 of $229,000 as well as an extension fee of $21,000. We paid the first installment of $125,000 on March 24, 2003. If we cannot make the scheduled payment or negotiate new terms for the debt repayment with Pharmacia, then Pharmacia can exercise all its rights to secure all the collateral under the agreement, which includes all our assets. There is no guarantee that we will be able to make the scheduled payment or that new debt repayment terms will be negotiated timely, if at all.

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

Fresenius AG

     In August 1994, we entered into an SnET2 formulation and commercial supply agreement, or Formulation Agreement, with Pharmacia to develop an emulsion formulation suitable for intravenous administration of SnET2 in a finished dose formulation, or FDF. Effective November 30, 1998, Pharmacia entered into an Asset Transfer Agreement with Fresenius Kabi Nutrition AB, a subsidiary of Fresenius Kabi AG, or Fresenius. Effective November 30, 1998, Pharmacia simultaneously assigned its rights and obligations under the Formulation Agreement to Fresenius and entered into its own Contract Manufacturing Agreement for Fresenius' direct supply of SnET2 FDF to Pharmacia.

     As part of the activities necessary under the Pharmacia Contract Modification and Termination Agreement, on June 27, 2002, Pharmacia and Miravant entered into an agreement whereby all of Pharmacia's rights and obligations under the Contract Manufacturing Agreement were assigned to Miravant. By operation of Fresenius' consent to the assignment, the Formulation Agreement has been superceded by the terms of the Contract Manufacturing Agreement. The operating terms of this agreement are as follows:

     * Fresenius remains our exclusive manufacturer and supplier of our worldwide requirements for SnET2 FDF;
     * Fresenius will not develop or supply drug formulations or services for use in any photodynamic therapy applications for any other company; and
     * The agreement term is indefinite except that it may be terminated ten years after the first commercial sale of SnET2 FDF.

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

     In conjunction with the co-development agreement, we purchased a $2.0 million equity interest in Ramus, and obtained an option to acquire the remaining shares of Ramus. We have declined to exercise this option and the option period has now expired. Further, we have first refusal rights and pre-emptive rights for any issuance of new securities, whether debt or equity, made by Ramus. In April 1998, we entered into a $2.0 million revolving credit agreement with Ramus. Between 1998 and 1999, Ramus borrowed the entire $2.0 million available under the credit agreement. In March 2000, the loan term was extended indefinitely. It was determined that it was probable that we would be unable to collect the amounts due from Ramus under the contractual terms of the loan agreement. Therefore, we have established a reserve for the entire outstanding balance of the loan receivable at December 31, 2002 and 2001. We are currently in discussions with Ramus to convert the entire amount of the loans receivable from Ramus, including accrued and unpaid interest to Ramus preferred stock.

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

     Additionally, during 2000 and again in 2002, we determined that the decline in the value of our investment in Xillix was other-than-temporary. Since we made the investment in June 1998, the value of the Xillix common stock had decreased by approximately 70% through 2000 and approximately an additional 20% through 2002 and had been at similar levels for at least nine months prior to the write-down. In December 2000, we recognized a loss write-down totaling $3.5 million and in December 2002 another $598,000 loss write-down was recorded, to reduce our investment in Xillix to its estimated current fair value based on quoted market prices as of December 31, 2002. This loss is included in "Non-cash loss in investment" in the consolidated statements of operations, stockholders' equity (deficit) and cash flows. As of December 31, 2002, we still hold the 2,691,904 shares of Xillix common stock received in the original investment transaction. The adjusted cost basis in the investment is $393,000 and this investment will continue to be classified as an available-for-sale investment recorded at fair value with any resulting unrealized gains or losses included in "Accumulated other comprehensive loss" in the consolidated balance sheet and statement of stockholders' equity (deficit).

Laserscope

     In April 1992, we entered into a seven-year license and distribution agreement with Laserscope, a surgical laser company. This agreement terminated in April 1999 and Laserscope made a final royalty settlement with us in 2001. Laserscope now holds a fully paid-up, non-exclusive license to use in its products dye laser technology that we developed.

Non-Definitive Agreements

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

Research and Development Programs

     Our research and development programs are devoted to the discovery and development of drugs and devices for PhotoPoint PDT. These research activities are conducted in-house in our pharmaceutical and engineering laboratories or elsewhere in collaboration with medical or other research institutions or with other companies. We have expended, and expect to continue to spend, substantial funds on our research and development programs. We expended $9.5 million, $13.5 million and $20.2 million on research and development activities during 2002, 2001 and 2000, respectively.

     Our pharmaceutical research programs are focused on the ongoing evaluation of our proprietary compounds for different disease applications. Among our outside or extramural research, we are periodically conducting preclinical studies at various academic and medical research institutions in the United States and abroad. We are also active in the research and development of devices for PhotoPoint PDT. These programs include development of fiber optic light delivery devices, as well as light sources. Device research and development are presently conducted either in-house or in collaboration with partners.

     We have pursued and been awarded various government grants and contracts. These grants have been sponsored by the National Institutes of Health and/or the Small Business Innovative Research Administration, which complement our research efforts and facilitate new development.

Manufacturing

     Our strategy is generally to retain manufacturing rights and maintain pilot manufacturing capabilities and, where appropriate due to financial and production constraints, to partner with leading contract manufacturing organizations in the pharmaceutical and medical device sector for certain elements of our manufacturing processes. We were licensed by the State of California to manufacture bulk API at one of our Santa Barbara, California facilities for clinical trial and other use. This particular manufacturing facility was shut down in 2002 and is currently being reconstructed in our existing operating facility. We expect to have the manufacturing facility at the new location operational in 2003, pending any required regulatory approvals by the State of California and federal regulatory agencies. In the original manufacturing facility, we have manufactured bulk API for SnET2, the process up to the final formulation and packaging step, and have in inventory what we believe is an adequate supply for an initial commercial launch of SnET2, if and when regulatory approval on both the facility and the existing bulk API inventory is received, if at all. We also have the ability to manufacture, at very small levels, light producing devices and light delivery devices and conduct other production and testing activities to support current clinical programs, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug, and at commercial levels, light producing and light delivery products and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities, especially large scale levels. Although most of our materials and components are available from various sources, we are dependent on certain suppliers for key materials or services used in our drug and light producing and light delivery device development and production operations. One supplier is Fresenius, which processes our SnET2 drug substance into a sterile injectable formulation and packages it in vials for distribution. We expect to continue to develop new drugs and new drug formulations both in-house and using external suppliers, which may or may not have similar dependencies on suppliers. Another supplier is Iridex, which provided the light producing devices used in our AMD clinical trials and can be used for future commercial use in ophthalmology. As previously discussed, we regained ownership of bulk API inventory and lasers from Pharmacia, which are not subject to expiration dates, whereas the FDF received has expired.

     Prior to our being able to supply drugs or devices for commercial use, our manufacturing facilities, as well as the Iridex and Fresenius manufacturing facilities, must comply with Good Manufacturing Practices, or GMPs, with which Iridex and Fresenius are currently manufacturing under. Prior to commercial sales of our drug and device products, which may not be attained, these facilities will have to be approved by the FDA. We, along with our suppliers, are able to manufacture our drug and device products for clinical trial use and commercial use, pending final FDA approval. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements.

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

Patents and Proprietary Technology

     We pursue a policy of seeking patent protection for our technology both in the United States and in selected countries abroad. We plan to prosecute, assert and defend our patent rights when appropriate. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. The following is a summary of our current patents:

     * Record owner of thirty-seven issued United States patents, primarily device, expiring 2010 through 2021;
     * Record owner of ten issued foreign patents, expiring 2012 through 2019;
     * Exclusive license rights under twenty issued United States patents, primarily pharmaceutical, expiring 2006 through 2017;
     * Exclusive license rights under seven issued foreign patents, expiring 2006 through 2017;
     * Co-owner or licensee of four additional issued patents, expiring 2015 through 2017; and
     * Holder of a number of United States and related foreign patent applications filed and pending, relating to photoselective compounds, light devices and methods.

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

     In addition to obtaining FDA approval for each new drug product, each drug manufacturing establishment must be registered with the FDA. Manufacturing establishments, both domestic and foreign, are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies and must comply with the FDA's current Good Manufacturing Practices, or GMP, regulations. The FDA will not approve an NDA until a pre-approval inspection of the manufacturing facilities confirms that the drug is produced in accordance with current drug GMPs. In addition, drug manufacturing establishments in California must also be licensed by the State of California and must comply with manufacturing, environmental and other regulations promulgated and enforced by the California Department of Health Services. We were licensed by the State of California to manufacture bulk API at one of our Santa Barbara, California facilities for clinical trial and other use. This particular manufacturing facility was shut down in 2002 and is currently being reconstructed in our existing operating facility. We expect to have the manufacturing facility at the new location operational in 2003, pending any required regulatory approvals by the State of California and federal regulatory agencies.

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

     We are aware of various competitors involved in the photodynamic therapy sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sector include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharmaceuticals and Pharmacyclics. QLT's drug Visudyne has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Axcan and DUSA have photodynamic therapy drugs, both of which have received marketing approval in the United States - Photofrin(R) (Axcan Pharmaceuticals) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals) for the treatment of actinic keratoses, a dermatological condition. Pharmacyclics has a photodynamic therapy drug that has not received marketing approval, which is being used in certain preclinical studies and/or clinical trials for ophthalmology, oncology and cardiovascular indications. We are aware of other drugs and devices under development by these and other photodynamic therapy competitors in additional disease areas for which we are developing PhotoPoint PDT. These competitors as well as others that we are not aware of, may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

     In the photodynamic therapy sector, we believe that a primary competitive issue will be the performance characteristics of photoselective drugs, including product efficacy and safety, as well as availability, price and patent position, among other issues. As the photodynamic therapy industry evolves, we believe that new and more sophisticated devices may be required and that the ability of any group to develop advanced devices will be important to market position. We believe that if we obtain approval, competition will be based on product reliability, clinical utility, patient outcomes, marketing and distribution partner capabilities, availability, cost effectiveness, reimbursement and patent position, among other factors.

Corporate Offices

     The principal office of Miravant is located at 336 Bollay Drive, Santa Barbara, California, 93117. Main telephone and fax numbers are (805) 685-9880 and (805) 685-7981. Miravant was incorporated in the state of Delaware in 1989.

Employees

     As of March 14, 2003, we employed 72 individuals, approximately 37 of which were engaged in research and development, 4 were engaged in manufacturing and clinical activities and 31 in general and administrative activities. We believe that our relationship with our employees is good and none of the employees are represented by a labor union.

     Our future success also depends on our continuing ability to attract, train and retain highly qualified scientific and technical personnel. Competition for these personnel is intense, particularly in Santa Barbara where we are headquartered. Due to the limited number of people available with the necessary scientific and technical skills and our current challenging financial situation, we can give no assurance that we can retain or attract key personnel in the future. We have not experienced any work stoppages and consider our relations with our employees to be good, given our current financial circumstances.

                               EXECUTIVE OFFICERS

         The names, ages and certain additional information of the current executive officers of the Company are as follows:

                  Name                      Age                 Position

         Gary S. Kledzik, Ph.D.             53       Chairman of the Board and
                                                     Chief Executive Officer

         David E. Mai                       58       President  of  Miravant
                                                     Medical  Technologies,
                                                     Miravant  Systems,   Inc.,
                                                     Miravant Pharmaceuticals,
                                                     Inc. and Director

         John M. Philpott                   42       Chief Financial Officer and
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

     David E. Mai has served as President of the Company since May 1996, President of Miravant Cardiovascular, Inc. from September 1992 to June 2001, President of Miravant Pharmaceuticals, Inc. since July 1996 and President of Miravant Systems, Inc. since June 1997. Mr. Mai served as Vice President of Corporate Development for the Company from March 1994 until May 1996. Mr. Mai became associated with the Company in July 1990 as a consultant assisting with technology and business development. He joined the Company in 1991, serving as New Product Program Manager from February 1991 to July 1992 and as Clinical Research Manager from July 1992 to September 1992. Prior to joining the Company, Mr. Mai was Director of the Intravascular Ultrasound Division of Diasonics
Corporation from 1988 to 1989. Previously, Mr. Mai served as Director of Strategic Marketing for Boston Scientific Corporation's Advanced Technologies Division, Vice President of Stanco Medical and Sales Engineer with Hewlett-Packard Medical Electronics. Mr. Mai holds a B.S. degree in Biology from the University of Hawaii.

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

Where You Can Find More Information

     We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available, free of charge, on or through our Internet website located at www.miravant.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 2.  PROPERTIES

     We currently have three leases in place for approximately 86,000 square feet of office, laboratory and manufacturing space in Santa Barbara, California, of which approximately 46,300 square feet has been subleased.

     Our primary building, which currently houses all of our operations and employees, represents approximately 39,700 square feet of office, laboratory and manufacturing space. We entered into this lease in August 1996. This lease provides for rent to be adjusted annually based on increases in the consumer price index and the base rent is approximately $52,000 per month. In August 2002 this lease was renewed for one year, with a minimum of three months notice for termination and has two one-year options to extend. The leased property is located in a business park. We have the ability to manufacture our light producing and light delivery devices and perform research and development of drugs, light delivery and light producing devices from this facility.

     The remaining two buildings under lease have been subleased. The first building for approximately 18,900 square feet of space was leased in 1992 and the base rent, which is adjusted annually based on increases in the consumer price index, is approximately $26,000 per month. This lease was extended in May 2001 and expires in March 2006. The leased property is located in a business park and is subject to a master lease agreement. In January 2003, we sublet this facility through December 2005, for a monthly payment amount equal to our base rent. The other building for approximately 27,400 square feet of primarily office space was leased in July 1998 and the base rent is currently approximately $39,000 per month. The lease expires in October 2003 and provides for rent to be adjusted annually based on increases in the consumer price index. We sublet this building to two separate parties in December 1999. The sublease agreements expire in October 2003, with rent based upon the percentage of square footage occupied. Currently rental income, which is approximately $37,000 per month, is also subject to increases based upon the consumer price index. The leased property is located in a business park and is subject to a master lease agreement.

     For the facility that we will likely continue to occupy, we may incur additional costs for the construction of the manufacturing, laboratory and office space associated with these facilities and we may at any time determine to sublease additional space for areas that are not being fully utilized.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently party to any material litigation or proceeding and are not aware of any material litigation or proceeding threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our Common Stock is traded on the OTC Bulletin Board(R), or OTCBB, under the symbol MRVT. The following table sets forth high and low bid prices per share of Common Stock as reported on the Nasdaq National Market based on published financial sources. The closing price of our Common Stock as reported on the Nasdaq National Market under the symbol MRVT.OB on March 14, 2003 was $1.17.

                                                               High        Low
2002:
   Fourth quarter............................................$  1.05     $ 0.40
   Third  quarter............................................   0.99       0.19
   Second quarter............................................   1.68       0.50
   First quarter.............................................   9.90       0.74

2001:
   Fourth quarter............................................$ 10.20     $ 6.32
   Third  quarter............................................  12.08       5.00
   Second quarter............................................  12.70       6.00
   First quarter.............................................   9.69       6.25

     As of March 14, 2003 there were approximately 274 stockholders of record of the Common Stock, which does not include "street accounts" of securities brokers. Based on the number of proxies requested by brokers in connection with our annual meeting of stockholders, we estimate that the total number of stockholders of the Common Stock exceeds 5,000.

     We have never paid dividends, cash or otherwise, on our capital stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth and development of our business.

     We were notified by Nasdaq on July 11, 2002 that our Common Stock would be delisted and begin trading on the OTCBB effective as of the opening of business on July 12, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. Our Common Stock trades under the ticker symbol MRVT and can be viewed at www.otcbb.com. Management continues to review our ability to regain our listing status with Nasdaq, however, there are no guarantees we will be able to raise the additional capital needed or to increase the current trading price of our Common Stock to allow us to meet the relisting requirements for the Nasdaq National Market or the Nasdaq Small Cap Market on a timely basis, if at all.

Recent Sales of Unregistered Securities - Fourth Quarter 2002

     In connection with each borrowing under the Debt Agreement, we will issue to the Lenders a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for every $1.00 borrowed. The exercise price of each warrant will be equal to the greater of $1.00 per share or 150% of the average of the closing prices of Miravant's Common Stock for the ten (10) trading days preceding the date of the Note. In addition, upon execution of the Debt Agreement we issued the Lenders a warrant to acquire 250,000 shares of our Common Stock, with an exercise price of $0.50 per share. Each warrant will terminate on December 31, 2008, unless previously exercised. We have also agreed to provide the Lenders certain registration rights in connection with this transaction. On December 19, 2002, pursuant to the Debt Agreement, we borrowed $1.0 million, which has a conversion price of $0.97 per share or convertible into 1,029,601 shares of Common Stock and issued the Lenders a warrant exercisable for 250,000 shares of our Common Stock at $1.17 per share. The convertible debt and warrants were issued pursuant to an exemption from registration under Rule 506 promulgated under Regulation D of the Securities Act. The proceeds are being used for research, development and general corporate purposes. For further discussion see
Item 7 Management's Discussion & Analysis.

Equity Compensation Plan Information

     The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.



                                                           (a)                 (b)               (c)
                                                        Number of                            Number of securities
                                                    securities to be                        remaining available for
                                                       issued upon      Weighted average     future issuance under
                                                       exercise of       exercise price       equity compensation
                                                       outstanding       of outstanding        plans (excluding
                                                    options, warrants       options,        securities reflected in
                                                       and rights         warrants and            column(a))
           Plan Category                                                    rights
         ----------------------------------------- -------------------- ------------------ --------------------------
         Equity compensation plans approved by
         security holders(1)(2).................      5,989,137           $      2.94            3,198,985
         -----------------------------------------
         Equity compensation plans not approved
         by security holders(3).................        347,500           $      9.75                   --
         ----------------------------------------- -------------------- ------------------ --------------------------

         Total..................................      6,336,637           $      3.32             3,198,985
         ----------------------------------------- -------------------- ------------------ --------------------------


     (1) These plans include: The 2000 Stock Compensation Plan, or 2000 Plan, the 1989 Plan, the 1992 Plan, the 1994 Plan and the 1996 Plan, or the Prior Plans. The 2000 Plan has superceded the Prior Plans.

     (2) The maximum amount of shares that could be awarded under the 2000 Plan over its term is 8,000,000 shares, of which approximately 5,843,514 shares have been granted or issued and 1,042,499 shares have been cancelled netting 4,801,015 shares, which were granted or issued under the 2000 Plan as of December 31, 2002.

     (3) Over time warrants to purchase shares of our Common Stock have been issued to various consultants for services rendered not from an approved equity compensation plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     In the table below, we provide you with summary historical financial data of Miravant Medical Technologies. We have prepared this information using the consolidated financial statements of Miravant for the five years ended December 31, 2002. The consolidated financial statements for the five fiscal years ended December 31, 2002 have been audited by Ernst & Young LLP, independent auditors.

     When you read this summary of historical financial data, it is important that you read along with it the historical financial statements and related notes in our annual and quarterly reports filed with the SEC, as well as the section of our annual and quarterly reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."





                                                                  Year Ended December 31,
                                    ----------------------------------------------------------------------------------
                                         2002             2001             2000             1999            1998
                                    ---------------  --------------- ---------------  ---------------  ---------------
                                                             (in thousands, except share and per share data)
Statement of Operations Data:
Revenues .........................    $      499       $      4,683    $     4,593       $   14,577     $     10,179
Costs and expenses:
   Cost of goods sold.............           479                934             --               --               --
   Research and development.......         9,549             13,493         20,194           29,749           29,233
   Selling, general and
     administrative...............         5,726              5,903          6,023            7,473            9,626
   Loss in affiliate..............            --                 --             --              417            2,929
                                    ---------------  --------------- ---------------  ---------------  ---------------
Total costs and expenses..........        15,754             20,330         26,217           37,639           41,788
                                    ---------------  --------------- ---------------  ---------------  ---------------
Loss from operations..............       (15,255)           (15,647)       (21,624)         (23,062)         (31,609)
Interest and other income (expense)
   Interest and other income......           169                798          1,370            1,240            3,546
   Interest expense...............          (286)            (2,139)        (2,254)            (434)              (1)
   Gain on sale of assets.........            10                586             --               --               --
   Non-cash loss in investment (3)          (598)                --         (3,485)              --               --
                                    ---------------  --------------- ---------------  ---------------  ---------------
Total net interest and other
   income (expense)...............          (705)              (755)        (4,369)             806            3,545
                                    ---------------  --------------- ---------------  ---------------  ---------------
Net loss..........................    $  (15,960)        $  (16,402)    $  (25,993)      $  (22,256)     $   (28,064)
                                    ===============  =============== ===============  ===============  ===============
Net loss per share (1) ...........    $     (.78)        $     (.88)    $    (1.42)      $    (1.25)     $     (1.94)
                                    ===============  =============== ===============  ===============  ===============
Shares used in computing net
   loss per share (1) ............    20,581,214         18,647,071     18,294,525       17,768,670       14,464,044
                                    ===============  =============== ===============  ===============  ===============



                                                                        December 31,
                                    ----------------------------------------------------------------------------------
                                         2002             2001               2000             1999            1998
                                    ---------------  ----------------    -------------   --------------   ------------
                                                                       (in thousands)
Balance Sheet Data:
Cash and marketable securities (2)   $      723        $   6,112          $   20,835     $    22,789     $     11,284
Working capital (deficit).........       (5,953)           9,240              19,431          24,933           11,134
Total assets......................        3,769           16,165              28,027          35,823           23,810
Long-term liabilities ............        6,652           26,642              24,888          15,506               --
Accumulated deficit...............     (189,529)        (173,569)           (157,167)       (131,174)        (108,918)
Total stockholders' equity
(deficit).........................      (10,110)         (13,798)               (164)         15,597           19,686

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section of the Annual Report on Form 10-K contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties and include statements regarding our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to raise funds to continue our operations; the timing and our ability to complete of our planned New Drug Application, or NDA, filing for the use of SnET2 to treat wet age-related macular degeneration, or AMD, with the U.S. Food and Drug Administration, or FDA; our ability to make or negotiate new debt repayment terms for our first debt payment due to Pharmacia Corporation, or Pharmacia, on June 30, 2003; our ability to continue to receive the $1.0 million monthly borrowings through November 2003 under the December 2002 Convertible Debt Agreement, or the Debt Agreement; our ability to resolve any contingencies associated with our NDA after it is filed with the FDA; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq; our plans to collaborate with other parties and/or license SnET2; our ability to continue to retain employees under our current financial circumstances; our ability to use our light production and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including: failure to obtain additional funding timely, if at all; failure to make our scheduled payment or negotiate new debt repayment terms with Pharmacia prior to June 30, 2003 resulting in foreclosure on all our assets; we may be unable to continue borrowing under the Debt Agreement if we fail to meet certain requirements or if these requirements are not met to the satisfaction of the Lenders; unanticipated complexity or difficulty preparing and completing the NDA filing; a failure of our drugs and devices to receive regulatory approval; other parties may decline to collaborate with us due to our financial condition or other reasons beyond our control; our existing light production and delivery technology may prove to be inapplicable or inappropriate for future studies; we may be unable to obtain the necessary funding to further our research and development activities and the government may change its past practices and exercise its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see "Risk Factors", included in Item 7, for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM) PDT, our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $189.5 million as of December 31, 2002. As we currently do not have any sources of revenues, we expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the cost of preparing and filing an NDA and related follow-up expenses, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. We also expect these operating losses to fluctuate due to our ability to fund the research and development programs as well as the operating expenses of the Company. As of March 5, 2003, our first payment was due on our debt to Pharmacia Corporation, or Pharmacia, in the amount of $5.0 million plus accrued interest. We have since negotiated with Pharmacia an extension on the first payment due to June 30, 2003. If we cannot make the scheduled payment or negotiate new terms for the debt repayment with Pharmacia, then Pharmacia can exercise all its rights to secure all the collateral under the agreement, which includes all our assets. There is no guarantee that we will be able to make the scheduled payment or that new debt repayment terms will be negotiated timely, if at all.

     We are continuing scaled back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, and along with preparing an NDA and the cost of obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. In December 2002, we entered into a $12.0 million Convertible Debt and Warrant Agreement, or Debt Agreement, with a group of private accredited investors, or the Lenders, that provided us the availability to borrow up to $1.0 million per month through November 2003. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the Lenders. As of March 15, 2003, we had borrowed $4.0 million under the Debt Agreement. Executive management of Miravant believes that if the remaining $8.0 million remains available to us under the Debt Agreement that we will have sufficient resources to fund the current required expenditures through November 30, 2003. In addition, executive management also believes we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003, especially due to our announcement that we intend to file an NDA in 2003. However, there can be no assurance that we will receive the remaining $8.0 million under the Debt Agreement, if certain requirements are not met or are not satisfactory to the Lenders, and there is no guarantee that we will be successful in obtaining additional financing or that financing will available on favorable terms. If additional funding is not available when required, management believes that we have the ability to conserve cash required for operations through December 31, 2003 by the delay or reduction in scope of one or more of its research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures to conserve cash to be used in operations.

     Our historical revenues primarily reflect income earned from licensing agreements, grants awarded, royalties from device product sales, milestone payments, non-commercial drug sales to Pharmacia and interest income. During 2001 and through January 2002, we sold approximately $4.8 million of the SnET2 bulk active pharmaceutical ingredient, or bulk API, to Pharmacia to be used in preclinical studies and clinical trials and in anticipation of a potential NDA filing for SnET2 for the treatment of wet age-related macular degeneration, or AMD. The January 2002 sales of bulk API of $479,000 was the final amount sold to Pharmacia.

     Any other future potential new revenues such as license income from new collaborative agreements, revenues from contracted services, grants awarded and/or royalties from potential drug and device sales, if any, will depend on, among other factors, the results from our ongoing preclinical studies and clinical trials, the timing and outcome of applications for regulatory approvals, including our NDA for AMD to be filed in 2003, our ability to re-license SnET2 and establish new collaborative partnerships and their subsequent level of participation in our preclinical studies and clinical trials, our ability to have any of our potential drug and related device products successfully manufactured, marketed and distributed, the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our future products. We anticipate our operating activities will result in substantial, and possibly increasing, operating losses for the next several years.

     In December 2002, we entered into a $12.0 million Debt Agreement. The $12.0 million Debt Agreement allows us to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount is $12.0 million with the last available borrowing in November 2003. The Lenders obligation to fund each borrowing request is subject to material conditions described in the Debt Agreement. In addition, the Lenders may terminate its obligations under the Debt Agreement if: (i) Miravant has not filed an NDA by March 31, 2003, (ii) such filing has been rejected by the Federal Drug Administration, or (iii) Miravant, in the reasonable judgment of the Lenders, is not meeting its business objectives. We have received a waiver from the Lenders with regard to the NDA filing deadline of March 31, 2003. This deadline has been extended to the end of the third quarter of 2003.

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

     In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and certain discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for SnET2 for the treatment of AMD. In addition, we are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology.

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

     We were notified by Nasdaq on July 11, 2002 that our Common Stock would be delisted and begin trading on the OTC Bulletin Board(R), or OTCBB, effective as of the opening of business on July 12, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. Our Common Stock trades under the ticker symbol MRVT and can be viewed at www.otcbb.com. Management continues to review our ability to regain our listing status with Nasdaq, however, there are no guarantees we will be able to raise the additional capital needed or to increase the current trading price of our Common Stock to allow us to meet the relisting requirements for the Nasdaq National Market or Nasdaq Small Cap Market on a timely basis, if at all.

     In ophthalmology, besides the possible use of SnET2 alone or in combination with other therapies, we have identified a few potential next generation drug compounds for use in various eye diseases. These drugs are in the early stage of development and will not likely begin further development until obtaining a corporate partner or other collaboration in ophthalmology.

     In our dermatology program, we use a topical gel formulation to deliver MV9411, a proprietary photoreactive drug, directly to the skin. In July 2001, we completed a Phase I dermatology clinical trial and, in January 2002, we commenced a Phase II clinical trial with MV9411 for potential use in the treatment of plaque psoriasis, a chronic dermatological condition for which there is no known cure. Plaque psoriasis is a disease marked by hyperproliferation of the epidermis, resulting in inflamed and scaly skin plaques. The Phase II clinical trial is currently ongoing and we expect to complete the treatment of the patients by the first quarter 2003, with some follow-up required. If we are unable to see any satisfactory results from the clinical trial we will likely put any further development on hold.

     We are also conducting preclinical studies of SnET2 with existing and new photoselective drugs for cardiovascular diseases, in particular for the prevention and treatment of vulnerable plaque and restenosis. Vulnerable plaque is unstable and a rupture-prone inflamation within the artery walls and restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. We are in the process of formulating a new lead drug, MV0633, and, pending the outcome of our preclinical studies with some existing photoselective drugs and financial considerations and other factors, we may prepare an Investigational New Drug application, or IND, in cardiovascular disease for MV0633 or one of the existing photoselective drugs. The timing of the IND is dependent on numerous factors including preclinical results and available funding and personnel.

     As a result of our preclinical studies in cardiovascular disease, we are evaluating the use of PhotoPoint PDT for the prevention and/or treatment of stenosis in arterial-venous grafts, or AV grafts. AV grafts are placed in patients with End Stage Renal Disease to provide access for hemodialysis. Pending the results of our preclinical studies as well as financial considerations, corporate collaborations and other factors, we may decide to file an IND for the commencement of clinical trials in this field.

     In oncology, we are conducting preclinical research of our photoselective therapy to destroy abnormal blood vessels in tumors. We are pursuing this tumor research with some of our new photoselective drugs and also investigating combination therapies with PhotoPoint PDT and other types of compounds.

     Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to license and pursue further development of SnET2 for AMD or other disease indications, our ability to file an NDA for SnET2, our ability to reduce operating costs as needed, our ability to regain our listing status on Nasdaq and various other economic and development factors, such as the cost of the programs, reimbursement and the available alternative therapies, we may or may not be able to or elect to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

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



                                                                                                 Estimate of Completion
             Program              Description/Indication            Phase of Development                of Phase
       --------------------    ------------------------------    ----------------------------    ------------------------
          Ophthalmology                 AMD (SnET2)                   Preparing an NDA                   Q3 2003
                                    New drug compounds                Research studies                     **
           Dermatology              Psoriasis (MV9411)                    Phase II                       Q2 2003
         Cardiovascular        Restenosis (MV6033 and other
             disease                    compounds)                   Preclinical studies                   **
                                     AV Graft (SnET2)                Preclinical studies                   **
            Oncology                  Tumor research                  Research studies                     **

     ** Based on the early development stage of these programs we cannot reasonably estimate the time at which these programs may move from a research or preclinical development phase to the clinical trial phase.
          The decision and timing of whether these programs will move to the clinical trial phase will depend on a number of factors including; the results of the preclinical studies, the estimated costs of the programs, the availability of alternative therapies and our ability to fund or obtain additional financing or to obtain new collaborative partners to help fund the programs.

     Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to pursue further development of SnET2 for AMD or other disease indications, our ability to reduce operating costs as needed and various other economic and development factors, such as the cost of the programs, reimbursement and the available alternative therapies, we may or may not be able to or elect to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

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

     The termination of the various agreements provided that all ownership of the rights, related data and assets to SnET2 and the Phase III AMD clinical trials for the treatment of AMD revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the finished dose formulation, or FDF, inventory. In addition, we reassumed the lease obligations and related property taxes for our bulk API manufacturing facility. The lease agreement expires in March 2006 and currently has a base rent of approximately $26,000 per month. In January 2003, we sublet this facility through December 2005.

     Under the Manufacturing Facility Asset Purchase Agreement, which was entered into in May 2001 and subsequently terminated in March 2002, Pharmacia satisfied the following obligations:

     * Pharmacia agreed to buy our existing bulk API inventory at cost for $2.2 million. During 2001, the entire $2.2 million of the existing bulk API inventory had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account;
     * Pharmacia committed, through two other purchase orders, to buy up to an additional $2.8 million of the bulk API which would be manufactured by us. As of December 31, 2002, we had sold $2.5 million during 2001 and 2002 of newly manufactured bulk API inventory, which had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account. No further bulk API will be sold to Pharmacia;
     * Pharmacia agreed to purchase the manufacturing equipment necessary to produce bulk API. The manufacturing equipment was purchased for $863,000, its fair market value as appraised by an independent appraisal firm. The payment for the purchase of the equipment was made into an equipment escrow account;
     * The interest earned by the inventory and equipment escrow accounts accrued to us and was released in full from each escrow account in January 2002 and March 2002, respectively. All amounts received into escrow were recorded as accounts receivable until the amounts were released.

     The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement as follows:

     * The outstanding debt that we owed to Pharmacia of approximately $26.8 million, was reduced to $10.0 million plus accrued interest;
     * The first payment of $5.0 million plus accrued interest was due on March 5, 2003 and was subsequently extended to June 30, 2003. The second payment of $5.0 million plus accrued interest is due on June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% on March 5, 2002 and 4.25% at December 31, 2002;
     * In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD, based upon their overall analysis of the Phase III AMD data, we will not have available to us an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement. Pharmacia has no obligation to make any further milestone payments, equity investments or to extend us additional credit;
     * The early repayment provisions were modified and many of the covenants were eliminated or modified. Our requirement to allocate one-half of the net proceeds from any public or private equity financings and/or asset dispositions towards the early repayment of our debt to Pharmacia was modified as follows:
          * If our aggregate net equity financing and/or assets disposition proceeds are less than or equal to $7.0 million, we are not required to make an early repayment towards our Pharmacia debt. As of March 31, 2003, our aggregate equity financings amount to $2.5 million;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $7.0 million but less than or equal to $15.0 million, then we are required to apply one-third of the net proceeds from the amount in excess of $7.0 million up to $15.0 million, or a maximum repayment of $2.7 million towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $15.0 million but less than or equal to $25.0 million, then we are required to apply one-half of the net proceeds from the amount in excess of $15.0 million up to $25.0 million, or a maximum repayment of $7.7 million towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $25.0 million, then we are required to apply all of the net proceeds from the amount in excess of $25.0 million, or repay the entire $10.0 million plus accrued interest towards our Pharmacia debt; and
          * Any early repayment of our Pharmacia debt applies first to the loan amount due on June 30, 2003, then to the remaining loan amount due on June 4, 2004.

     Aside from the changes made under the Contract Modification and Termination Agreement discussed above, there were no changes made to the Warrant Agreement, the Equity Investment Agreement and the Registration Rights Agreement with Pharmacia.

     In addition, as of March 5, 2003, our first payment was due on our debt to Pharmacia in the amount of $5.0 million plus accrued interest. We have since negotiated with Pharmacia an extension on the first payment due to June 30, 2003. If we cannot make the scheduled payment or negotiate new terms for the debt repayment with Pharmacia, then Pharmacia can exercise all its rights to secure all the collateral under the agreement, which includes all our assets. There is no guarantee that we will be able to make the scheduled payment or that new debt repayment terms will be negotiated timely, if at all.

Critical Accounting Policies

     Revenue Recognition. The Company recognizes revenues from product sales based on when ownership of the product transfers to the customer and when collectibility is reasonably assured. Sales of bulk API to Pharmacia is recorded as revenue in the period when the product is received by Pharmacia at their facility. Our current licensing revenues represent reimbursements from Pharmacia for out-of-pocket expenses incurred in our preclinical studies and clinical trials for the SnET2 PhotoPoint PDT treatment for AMD. These revenue reimbursement are recognized in the period when the reimbursable expenses are incurred. Grant income is recognized in the period in which the grant related expenses are incurred and royalty income is recognized in the period in which the royalties are earned.

     Research and Development Expenses. Research and development costs are expensed as incurred. Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, preclinical study costs, clinical trial and related clinical drug and device manufacturing costs, contract services and other outside costs. The acquisition of technology rights for research and development projects and the value of equipment or drug products for specific research and development projects, with no or low likelihood of alternative future use, are also included in research and development expenses.

     Stock-Based Compensation. Statement of Financial Accounting Standards, or SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion or APB Opinion No. 25 and related interpretations, including Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," in accounting for our stock option plans.

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

Recent Accounting Pronouncements:

     In April 2002, SFAS No. 145, "Recission of FASB statements No. 4, 44 and 64, Amendment of FASB statement No. 13 and Technical corrections", was issued and becomes effective for fiscal years beginning after May 15, 2002. SFAS No. 4 and No. 64 related to reporting gains and losses from debt extinguishment. Under prior guidance, if material gains and losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains and losses from debt extinguishment are subject to criteria prescribed under APB 30 in determining an extraordinary item classification. SFAS No. 44 is not applicable to our operations. SFAS No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. We will adopt this statement effective January 1, 2003 and does not believe this adoption will have a material effect on our consolidated results of operations or consolidated financial position.

     SFAS No. "146 Accounting for the costs associated with Exit or Disposal Activities", was issued in June 2002. This statement is effective for any disposal or exit of business activities started after December 31, 2002. The statement nullifies EITF 94-3, which required that once a plan of disposal was put in motion, a liability for the estimated costs needed to be recorded. SFAS No. 146 states that a liability should not be recorded until the liability is incurred. This statement does not affect any liabilities established related to exiting an operation with duplicate facilities when acquired in a business combination. We will adopt this accounting guidance at the prescribed date of January 1, 2003. SFAS No. 146 currently would not effect our consolidated results of operations or consolidated financial position.

Results of Operations

     The following table provides a summary of our revenues for the years ended December 31, 2002, 2001 and 2000:

 ---------------------------------------------------------------------------------------------------------------------------
 Consolidated Revenues                                                   2002               2001                2000
 ---------------------------------------------------------------------------------------------------------------------------
 License - contract research and development...................       $  20,000          $  302,000         $ 4,481,000
 Bulk active pharmaceutical ingredient sales...................         479,000           4,306,000                  --
 Royalties.....................................................              --              75,000                  --
 Grants........................................................              --                  --             112,000
 ---------------------------------------------------------------------------------------------------------------------------
 Total revenues................................................       $ 499,000         $ 4,683,000         $ 4,593,000
 ---------------------------------------------------------------------------------------------------------------------------

Revenues

     Revenues. Our revenues increased slightly from $4.6 million in 2000 to $4.7
million  in  2001  and  decreased   significantly   to  $499,000  in  2002.  The
fluctuations in revenues are due to the following:

     Bulk Active Pharmaceutical Ingredient Sales. In May 2001, we entered into an Asset Purchase Agreement with Pharmacia whereby they agreed to buy bulk API inventory through March 2002. We recorded revenue related to bulk API sales of $4.3 million for the year ended December 31, 2001 and $479,000 for the year ended December 31, 2002. There were no bulk API sales in 2000. No further bulk API was sold to Pharmacia after January 2002 in connection with the Contract Modification and Termination Agreement entered into with Pharmacia in March 2002.

     License Income. License income, which represents reimbursements of out-of-pocket or direct costs incurred in preclinical studies and Phase III AMD clinical trials, decreased from $4.5 million in 2000 to $302,000 in 2001 and $20,000 in 2002. The decrease in license income is specifically related to the conclusion of the Phase III AMD clinical trials in December 2001 and the completion of the preclinical studies and our AMD clinical trial responsibilities. Reimbursements received during 2001 and 2002 were primarily for costs incurred to complete preclinical studies and clinical trial oversight for AMD. During 2000, we were responsible for the oversight of the AMD related preclinical studies, as well as a portion of the equipment and drug costs related to the Phase III AMD clinical trials. We were completely reimbursed for all out-of-pocket preclinical study costs and approximately half of the equipment and drug costs. We will not have any further license income from Pharmacia in the future.

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

     Grant Income. We have recorded grant income of $112,000 for the year ended December 31, 2000. There was no grant income recorded for 2001 and 2002. Grant income related to a two-year grant received in 1997 that was extended to the end of 2000. If feasible, we will continue to pursue obtaining grants as a means of funding research and development programs, though we have not submitted any grants recently and currently do not have any grant funds available to us. Additionally, there can be no assurance that we will be successful in obtaining any future grants.

     Royalty Income. We earned royalty income from a 1992 license agreement with Laserscope, which provided royalties on the sale of our previously designed device products. We recorded income of $75,000 in 2001. We did not record any royalty income under this agreement in 2000 and 2002. The royalties recorded in 2001 represent the final amounts due under the Laserscope license agreement, which expired in April 1999 and no further royalty income will be recorded under this agreement in the future.

Expenses

     Cost of Goods Sold. In connection with the newly manufactured bulk API sold under the terms of the Asset Purchase Agreement with Pharmacia, we recorded $479,000 in manufacturing costs for the year ended December 31, 2002 compared to $934,000 in 2001. The amounts recorded as cost of goods sold in 2002 represent the costs incurred for only the newly manufactured bulk API in 2002. Most of the amounts recorded for cost of goods sold in 2001 represent the costs for the final preparation of existing bulk API that had been manufactured in 1999 and 2000 and were recorded as research and development expenses in those periods. No costs were recorded for those expenses incurred in prior periods for raw materials and the bulk API manufactured prior to 2001, as these costs were expensed as research and development costs in the periods incurred. Based on the terms of the Contract Modification and Termination Agreement with Pharmacia in March 2002, no further cost of goods sold are expected, as Pharmacia will not be making any further purchases of bulk API.

     Research and Development. Research and development expenses are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of preclinical study costs, clinical trial and related clinical drug and device development and manufacturing costs, drug formulation costs, contract services and other research and development expenditures. Indirect costs consist of salaries and benefits, overhead and facility costs, and other support service expenses. Our research and development expenses decreased from $20.2 million in 2000 to $13.5 million in 2001 to $9.5 million in 2002. The overall decrease in research and development expenses is specifically related to the transition of the majority of the operations and funding responsibilities of the Phase III AMD clinical trials to Pharmacia in December 1999 and the completion of the preclinical studies and our AMD clinical trial responsibilities. Our research and development expenses, net of license reimbursement and grant revenue, were $15.7 million in 2000, $13.2 million in 2001 and $9.5 million in 2002.

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

     As previously disclosed, we have four research and development programs for which we have focused our research and development efforts: ophthalmology, dermatology, cardiovascular disease and oncology. Research and development costs are initially identified as direct costs and indirect costs, with only direct costs tracked by specific program. These direct costs consist of clinical, preclinical, drug and formulation development, device development and research costs. We do not track our indirect research and development costs by program. These indirect costs consist of labor, overhead and other indirect costs. The specific program research and development costs represent the direct costs incurred. Certain reclassifications have been made to direct costs and indirect costs for the years ended December 31, 2001 and 2000 based on further analysis of these costs during the periods then ended. The direct research and development costs by program are as follows:



            Program                                 2002                  2001                    2000
       -----------------------------------    -----------------      ----------------       -----------------

       Direct costs:

            Ophthalmology..............            $   239,000       $   1,060,000          $    6,112,000
            Dermatology................                503,000             639,000               1,474,000
            Cardiovascular disease.....              1,136,000           2,038,000               1,217,000
            Oncology...................                 45,000             126,000                 655,000
                                              -----------------      ----------------       -----------------
       Total direct costs..............           $  1,923,000       $   3,863,000          $    9,458,000

       Indirect costs .................              7,626,000           9,630,000              10,736,000
                                              -----------------      ----------------       -----------------
       Total research and development
       costs...........................           $  9,549,000       $  13,493,000           $  20,194,000
                                              =================      ================       =================

     Ophthalmology. Our direct ophthalmology program costs have decreased from $6.1 million in 2000 to $1.1 million in 2001 and to $239,000 in 2002. Costs incurred in the ophthalmology program have consisted of clinical trial expenses for the screening, treatment and monitoring of individuals participating in the AMD clinical trials, internal and external preclinical study costs, and drug and device development and manufacturing costs. The continued decrease from 2000 to 2001 is specifically related to the transition of the majority of the operations and funding responsibilities of the Phase III AMD clinical trials to Pharmacia in December 1999 and the completion of the SnET2 preclinical studies and our AMD clinical trial responsibilities. The decrease in 2002 is specifically related to the conclusion of the Phase III AMD clinical trials in December 2001 and the completion of the SnET2 preclinical studies and our AMD clinical trial responsibilities. Additionally, costs for 2002 have primarily consisted of outside consultants and Clinical Research Organization expenses for the analysis of the AMD clinical data.

     Dermatology. Our direct dermatology program costs decreased from $1.5 million in 2000 to $639,000 in 2001 and to $503,000 in 2002. Costs incurred in the dermatology program include expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase I clinical trial expenses. The decrease from 2000 to 2001 was due to the majority of the costs for preclinical studies and drug formulation were incurred in 2000, while 2001 consisted primarily of the relatively minor cost for the Phase I clinical trial. The decrease from 2001 to 2002 is due to 2002 consisting primarily of the cost of the Phase II clinical trial, while 2001 consisted primarily of the cost for the Phase I clinical trial as well as expenditures related to preclinical studies and device and drug formulation development and manufacturing.

     Cardiovascular Disease. Our direct cardiovascular disease program costs increased from $1.2 million in 2000 to $2.0 million in 2001 and decreased to $1.1 million in 2002. Our cardiovascular disease program costs include expenses for the development of new drug compounds and light delivery devices, drug formulation and manufacturing and internal and external preclinical study costs. The increase from 2000 to 2001 is related to the progress of the program which required expanded preclinical studies, as well as, the increase in development and manufacturing activities for drug and devices used in the preclinical studies. The decrease from 2001 to 2002 is related to a decrease in the development and manufacturing activities for drug and devices used in the preclinical studies and a reduction in the preclinical studies performed due to cost constraints.

     Oncology. Our direct oncology program costs have decreased from $655,000 in 2000 to $126,000 in 2001 and to $45,000 in 2002. Our oncology program costs have primarily consisted of costs for a Phase I clinical trial for prostate cancer, internal and external preclinical study costs and expenses for the development of new drug compounds. The decrease in oncology program costs from 2000 to 2002 is related to our decision in 2000 to suspend the further development of the prostate cancer clinical trial and to focus on more discovery and research programs for use of PhotoPoint PDT in oncology.

     Indirect Costs. Our indirect costs have decreased from $10.7 million in 2000 to $9.6 million in 2001 and to $7.6 million in 2002. Generally, the decrease from 2000 to 2002 was attributed to a reduction in our responsibilities in the AMD program, as well as a continued reduction in labor costs due to employee attrition. The decrease was also related to the sublease of two of our buildings, which reduced facility and overhead costs. In addition, the decrease from 2000 to 2001 was primarily attributed to the reclassification of certain research and development labor costs to cost of goods sold due to API sales associated with the Manufacturing Asset Purchase Agreement entered into with Pharmacia in 2001.

     We expect future research and development expenses may fluctuate depending on available funds, continued expenses incurred in our preclinical studies and clinical trials in our ophthalmology, dermatology, cardiovascular, oncology and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, results obtained from our ongoing preclinical studies and clinical trials, the costs incurred for the preparation of the NDA for SnET2 in AMD and related follow-on work and the expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of existing or the commencement of new preclinical studies and clinical trials and the development of new drug compounds and formulations.

     Selling,   General   and   Administrative.   Our   selling,   general   and
administrative expenses decreased from $6.0 million in 2000 to $5.9 million in 2001 and $5.7 million in 2002. Selling, general and administrative expenses consist primarily of payroll, payroll taxes, employee benefits and operating costs such as rent and utilities. The slight decrease from 2000 to 2001 was a result of a decrease in deferred compensation expense and the reclassification of a portion of certain overhead costs into the cost of inventory as cost of goods sold. The decrease from 2001 to 2002 was a result of a decrease in the number of administrative employees as well as a temporary reduction in wages taken by all employees during the first quarter of 2002. These decreases in 2002 were offset by employee and officer loan reserves of $690,000 recorded in 2002.

     As disclosed in Note 3 in our consolidated financial statements for the year ended December 31, 2002, we have made loans to officers and employees over the years secured by stock and stock options and certain unsecured loans. In light of the decrease in our stock price and certain other factors affecting the collectibility of these loans, we recorded a reserve for these loans to officers and employees in the amount of $872,000, of which $690,000 is included in general and administrative expenses and $182,000 is included in research and development expenses. For the years ended December 31, 2001 and 2000, we had recorded employee loan reserves of $73,000 and $15,000, respectively, which was included in research and development expenses. As of December 31, 2002 and 2001, the aggregate balance of these loans to officers and employees, net of reserves, is $610,000 and $1,318,000, respectively of which $40,000 and $496,000 are included in other assets at December 31, 2002 and 2001, respectively, and $570,000 and $822,000 are included in notes receivable from officers at December 31, 2002 and 2001, respectively.

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

     Interest and Other Income. Interest and other income was $1.4 million in 2000 and $1.4 million in 2001 and decreased to $179,000 in 2002. Interest and other income earned in 2000 represent interest earned on cash and marketable security balances. Interest and other income earned in 2001 represents $798,000 of interest earned on the available cash and marketable security balances and $586,000 recorded on the gain on sale of bulk API manufacturing equipment to Pharmacia. Interest and other income earned in 2002 represent interest earned primarily on cash and marketable security balances throughout the year as well as interest on employee and executive loans. The fluctuations in interest and other income are directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.
However, we expect our interest and other income to decrease in future periods unless additional funding is obtained.

     Interest Expense. Interest expense decreased from $2.3 million in 2000 to $2.1 million in 2001 and to $286,000 in 2002. Interest expense represents interest related to borrowings under the 2001 Credit Agreement with Pharmacia and the cost related to the value of the warrants issued in connection with these borrowings, which were recorded as deferred financing costs. The decrease in interest expense in 2001 as compared to 2000 is directly related to the decrease in the rate of interest being charged which was offset by an increase in the total amount of borrowings. The borrowings accrued interest at the prime rate which was 4.75% and 9.5% at December 31, 2001 and 2000, respectively. The decrease from 2001 to 2002 was primarily related to the restructuring of the Pharmacia loans in March 2002, which provided for interest for only two months in 2002. In accordance with the SFAS No. 15 with the restructuring of the Pharmacia debt in March 2002, we reduced our outstanding debt to the total future cash payments of the debt, which included $792,000 designated as interest and $10.0 million as principal. Also, with the restructuring of the debt, the value of the warrants issued to Pharmacia, recorded as deferred financing costs, was reduced to zero. Therefore, unless there is an increase in the prime rate used of 4.75%, no further interest expense will be recorded for the Pharmacia loans. The level of other interest expense in future periods will relate to the amount of borrowings received under our Debt Agreement. All borrowings received accrue interest at 9.4% plus amortization of the related warrants issued with each borrowing. As of March 15, 2003 we had received borrowings of $4.0 million.

     Non-cash Loss in Investment. In June 1998, we purchased an equity interest in Xillix. We received 2,691,904 shares of Xillix common stock in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock. During 2000 and again in 2002, we determined that the decline in the value of our investment in Xillix was other-than-temporary. Since we made the investment in June 1998, the value of the Xillix common stock had decreased by approximately 70% through 2000 and approximately an additional 20% through 2002 and had been at similar levels for at least nine months prior to the write-down. In December 2000, we recognized a loss write-down totaling $3.5 million and in December 2002 another $598,000 loss write-down was recorded, to reduce our investment in Xillix to its estimated current fair value based on quoted market prices as of December 31, 2002. This loss is included in "Non-cash loss in investment" in the consolidated statements of operations, stockholders' equity (deficit) and cash flows. As of December 31, 2002, we still hold the 2,691,904 shares of Xillix common stock received in the original investment transaction. The adjusted cost basis in the investment is $393,000 and this investment will continue to be classified as an available-for-sale investment recorded at fair value with any resulting unrealized gains or losses included in "Accumulated other comprehensive loss" in the consolidated balance sheet and statement of stockholders' equity (deficit).

     Income Taxes. As of December 31, 2002, we had net operating loss carryforwards for federal tax purposes of $170.5 million, which expire in the years 2003 to 2022. Research credit carryforwards aggregating $9.0 million are available for federal and state tax purposes and expire in the years 2003 to 2022. The Company also has a state net operating loss carryforward of $36.4 million, which expires in the years 2003 to 2007. Of the $36.4 million in state net operating loss carryforwards, $19.4 million will expire during 2003 and 2004. Under Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards may be limited based on our changes in the percentage of ownership. Our ability to utilize the net operating loss carryforwards, without limitation, is uncertain.


     We do not believe inflation has had a material impact on our results of operations.


Liquidity and Capital Resources

     Since inception through December 31, 2002, we have accumulated a deficit of approximately $189.5 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia's purchases of Common Stock and credit arrangements. As of December 31, 2002, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $226.5 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of December 31, 2002, our consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our year end consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     In March 2002, Miravant and Pharmacia entered into a Contract Modification and Termination Agreement pursuant to which we regained all of the rights and related data and assets to our lead drug candidate, SnET2, and restructured our outstanding debt to Pharmacia. Under the terms of the Contract Modification and Termination Agreement, various agreements and side letters between Miravant and Pharmacia have been terminated. Most of these agreements related to SnET2 license agreements and related drug and device supply agreements, side letters, the Manufacturing Facility Asset Purchase Agreement and various supporting agreements. The termination of the various agreements provided that all ownership of the rights, data and assets related to SnET2 and the Phase III AMD clinical trials will revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets which we received ownership rights to include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the final drug formulation, or FDF, inventory. In addition to receiving back all of the bulk API inventory sold to Pharmacia in 2001, we also received a payment of approximately $479,000 for the costs of the in-process and finished bulk API inventory manufactured through January 23, 2002. We reassumed the lease obligations and related property taxes for our bulk API manufacturing facility effective March 2002. The lease agreement expires in March 2006 and currently has a base rent of approximately $26,000 per month. We sublet this facility in January 2003 through December 2005.

     As a condition of the Contract Modification and Termination Agreement, Pharmacia had released to us in March 2002 the $880,000, which included accrued interest, held in an equipment escrow account, which was originally scheduled for release in June 2002. These funds represent the $863,000 purchase price that Pharmacia paid under the Manufacturing Facility Asset Purchase Agreement for the purchase of our bulk API manufacturing equipment in May 2001 plus interest earned through the release date.

     The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement. The outstanding debt that we owed to Pharmacia of approximately $26.8 million has been reduced to $10.0 million plus accrued interest. The first payment of $5.0 million plus accrued interest was due on March 5, 2003 and was subsequently extended to June 30, 2003. The second payment of $5.0 million plus accrued interest is due on June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% on March 5, 2002 and had decreased to 4.25% as of December 31, 2002. Additionally, the early repayment provisions were modified and many of the covenants were eliminated or modified. In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the Phase III clinical trial data did not meet certain clinical statistical standards, as defined by the clinical trial protocols, we will not have available an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement.

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

Statement of Cash Flows

     For 2000, 2001 and 2002, we required cash for operations of $13.4 million, $15.2 million and $8.6 million, respectively. The increase in net cash required for operations from 2000 as compared to 2001 is directly related to the production and sale of our bulk API inventory, our subsequent bulk API sale to Pharmacia and the timing on the collection of the payments from an escrow account for these sales which was deferred into 2002. Subsequently, a payment of $4.1 million for the sales of bulk API was released in full to us in January 2002. The decrease in net cash required for operations from 2001 to 2002 was due to a decrease in inventories and accounts receivables as well as an overall decrease in operating costs. The decrease was offset by an increase in accounts payable.

     For 2000 net cash used in investing activities was $15.8 million. For 2001 and 2002, net cash provided by investing activities was $14.8 million and $4.6 million, respectively. The net cash used for investing activities in 2000 was directly related to the net purchases of marketable securities based on an analysis of the funds available for investment and purchases of property, plant and equipment and patents. The net cash provided by investing activities in 2001 was related to the proceeds from the net sales of marketable securities as well as proceeds from the sale of bulk API manufacturing equipment to Pharmacia. The net cash provided by investing activities in 2002 was related to the proceeds from the net sales of marketable securities offset by the purchases of patents.

     For 2000, 2001 and 2002, net cash provided by financing activities was $11.9 million, $15,000 and $3.3 million, respectively. Cash provided by financing activities in 2000 was attributed to the $7.5 million provided under the 2001 Credit Agreement with Pharmacia and warrant and option exercise proceeds of $4.4 million. Cash provided by financing activities in 2001 was related to $315,000 provided by warrant and option exercises which was offset by $300,000 in loans provided to one of our executive officers. Cash provided by financing activities in 2002 related to the funding received from the August 2002 sale of Common Stock of $2.4 million and the first $1.0 million drawdown received under our Debt Agreement.

Lease Obligations and Long-Term Debt

           Contractual
           Obligations                                       Payments Due by Period
      ------------------------------------------------------------------------------------------------------------
                                Less than 1
                                    year          1 - 3 years       4 - 5 years    After 5 years        Total
                               ---------------  -----------------  --------------  ---------------  --------------

      Debt(1)................   $  5,000,000      $ 5,000,000     $ 1,000,000      $         --      $  11,000,000
      Building Leases(2).....        428,000           83,000              --                --            511,000
                               ---------------  -----------------  --------------  ---------------  --------------
      Total Contractual
      Cash Obligations.......   $  5,428,000     $  5,083,000     $  1,000,000     $         --      $  11,511,000
                               ===============  =================  ==============  ===============  ==============

          (1) $10.0 million of this debt represents the principal amounts due to Pharmacia under the terms of the Contract Modification and Termination Agreement entered into in March 2002. Additionally, $1.0 million of this debt represents the first drawdown under the Debt Agreement.

          (2) The amounts recorded for building leases consist of leases on three buildings and is net of sublease revenue of $684,000 in 2003 and $656,000 in 2004 and 2005. Two of the leases, including our lease, expire during 2003.

     We invested a total of $9.6 million in property, plant and equipment from 1996 through December 31, 2002. Based on available funds, we may continue to purchase property and equipment in the future as we expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

     We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to make the $5.0 million, plus interest, payments on the debt due to Pharmacia on the related payment dates of June 30, 2003 and June 4, 2004;
     * Our ability to successfully negotiate new debt repayment terms on our $10.0 million debt plus interest due to Pharmacia if we cannot make the scheduled payments;
     * Our ability to continue our efforts to reduce our use of cash, while continuing to advance programs;
     *    Our ability to meet our obligations under the Debt Agreement;
     *    The viability of SnET2 for future use;
     * The costs and time involved in preparing a New Drug Application, or NDA, filing;
     * The time and costs involved and ability to obtain regulatory approval for our NDA filed;
     *    Our ability to  establish  additional  collaborations  and/or  license
          SnET2;
     * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
     *    Our ability to regain our listing status on Nasdaq;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     As of December 31, 2002, our consolidated financial statements have been prepared assuming we will continue as a going concern. We are continuing our efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. In December 2002, we entered into a Debt Agreement that provided us the availability to borrow up to $1.0 million per month through November 2003. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the Lenders. As of March 15, 2003, we had borrowed $4.0 million under the Debt Agreement. Executive management believes that if the remaining $8.0 million remains available to it under the Debt Agreement that it has sufficient resources to fund the current required expenditures through December 31, 2003. In addition, executive management also believes it can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003, especially due to our announcement that we intend to file an NDA in 2003. However, there can be no assurance that we will receive the remaining $8.0 million under the Debt Agreement, if certain requirements are not met or are not satisfactory to the Lenders, and there is no guarantee that we will be successful in obtaining additional financing or that financing will available on favorable terms. If additional funding is not be available when required, management believes it has the ability to conserve cash required for operations through December 31, 2003 by the delay or reduction in scope of one or more of its research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures to conserve cash to be used in operations. Our ability to raise funds has become more difficult as our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     *    Our ability to successfully prepare and file an NDA for SnET2 in 2003;
     *    The outcome from FDA upon the potential NDA filing;
     * The potential future use of SnET2 for ophthalmology or other disease indications;
     * Our ability to successfully raise funds in the near future through public or private equity or debt financings, or establish collaborative arrangements or raise funds from other sources;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * The extent to which our obligation to pay Pharmacia a portion of the funds received in our financing activities will hinder our fundraising efforts;
     * Our requirement to allocate certain percentages of net proceeds from any public or private equity financings and/or asset dispositions, as defined earlier, towards the repayment of our debt of $10.0 million plus accrued interest due to Pharmacia under the Contract Modification and Termination Agreement;
     * The future development and results of our Phase II dermatology clinical trial and our ongoing cardiovascular and oncology preclinical studies;
     * The amount of funds received from outstanding warrant and stock option exercises, if any;
     * Our ability to maintain, renegotiate, or terminate our existing collaborative arrangements;
     * Our ability to receive any funds from the sale of our 33% equity investment in Ramus, consisting of 2,000,000 shares of Ramus Preferred Stock and 59,112 shares of Ramus Common Stock, neither of which are publicly traded and the fair market value of which is currently negligible;
     * Our ability to liquidate our equity investment in Xillix, consisting of 2,691,904 shares of Xillix Common Stock, which is publicly traded on the Toronto Stock Exchange under the symbol (XLX.TO), but has historically had very small trading volume; and
     * Our ability to collect the loan and accrued interest provided to Ramus under their credit agreement with us.

     We cannot  guarantee that  additional  funding will be available to us now, when needed, or if at all. If additional funding is not available in the near term, we will be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities or cease operations. As a result, we would not be able to successfully develop our drug candidates or commercialize our products and we would never achieve profitability. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our year end consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

Related Party Transactions

     In April 1998, we entered into a $2.0 million revolving credit agreement with our affiliate, Ramus. Between 1998 and 1999, Ramus borrowed the entire $2.0 million available under the credit agreement. As of December 31, 2002, the balance of the loan, including principal and accrued interest, was $2.7 million. The loan, which was used to fund Ramus' clinical trials and operating costs, accrues interest at a variable rate (4.25% as of December 31, 2002) based on the prime rate. In March 2000, the loan term was extended indefinitely. It was determined that it was probable that we would be unable to collect the amounts due from Ramus under the contractual terms of the loan agreement. Therefore, we have established a reserve for the entire outstanding balance of the loan receivable at December 31, 2002 and 2001. We are currently in discussions with Ramus to convert the entire amount of the loans receivable from Ramus, including accrued and unpaid interest to Ramus preferred stock.

     In July 1996, the Board of Directors appointed Joseph Nida, a partner in a law firm that we use for outside legal services, to serve as our corporate Secretary. We paid Mr. Nida's law firm fees for legal services totaling $47,000 in 2002, $55,000 in 2001 and $40,000 in 2000. In addition, over the years we have issued warrants to Mr. Nida's firm to purchase a total of 131,250 shares of Common Stock as partial consideration for his services as acting in-house legal counsel and corporate Secretary.

                                  RISK FACTORS

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The following section of this report describes material risks and uncertainties relating to Miravant and our business. Our business operations may be impaired by additional risks and uncertainties that we are not aware of or that we currently consider immaterial. Our business, results of operations or cash flows may be adversely affected if any of the following risks actually occur. In such case, the trading price of our Common Stock could decline.

                          RISKS RELATED TO OUR BUSINESS

OUR BUSINESS IS NOT EXPECTED TO BE PROFITABLE FOR THE FORESEEABLE FUTURE AND WE WILL NEED ADDITIONAL FUNDS TO CONTINUE OUR OPERATIONS PAST DECEMBER 31, 2003. IF WE FAIL TO OBTAIN ADDITIONAL FUNDING OR MEET THE REQUIREMENTS OF OUR DECEMBER 2002 CONVERTIBLE DEBT AND WARRANT AGREEMENT, OR DEBT AGREEMENT, WE COULD BE FORCED TO SIGNIFICANTLY SCALE BACK OR CEASE OPERATIONS.

     Since our inception we have incurred losses totaling $189.5 million as of December 31, 2002 and have never generated enough funds through our operations to support our business. We are continuing our efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. In December 2002, we entered into a $12.0 million Debt Agreement with a group of private accredited investors, or the Lenders, that provides us the availability to borrow up to $1.0 million per month through November 2003, subject to certain limitations. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the Lenders. As of March 15, 2003, we had borrowed $4.0 million under the Debt Agreement. Executive management believes that if the remaining $8.0 million remains available to us under the Debt Agreement we would have sufficient resources to fund the current required expenditures through December 31, 2003.

     In addition, as of March 5, 2003, our first payment was due on our debt to Pharmacia Corporation, or Pharmacia, in the amount of $5.0 million plus accrued interest, and we did not make this payment. We have since negotiated with Pharmacia an extension on the date of the first payment due to June 30, 2003. Executive management also believes we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003, especially due to our announcement that we intend to file a New Drug Application, or NDA, for SnET2 in 2003. However, there can be no assurance that we will receive the remaining $8.0 million under the Debt Agreement, if certain requirements are not met or are not satisfactory to the Lenders, or that we will be able to make our first payment to Pharmacia on June 30, 2003 or again negotiate new payment terms, and there is no guarantee that we will be successful in obtaining additional financing or that financing will available on favorable terms. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our year end consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     We will need substantial additional resources in the near term to complete the NDA filing, to develop our products and to continue our operations. If we do not receive sufficient funding prior to December 2003 we may be forced to significantly reduce or cease operations. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to make the $5.0 million, plus interest, payments on the debt due to Pharmacia on the related payment dates of June 30, 2003 and June 4, 2004;
     * Our ability to successfully negotiate new debt repayment terms on our $10.0 million debt plus interest due to Pharmacia if we cannot make the scheduled payments;
     * Our ability to continue our efforts to reduce our use of cash, while continuing to advance programs;
     *    Our ability to meet our obligations under the Debt Agreement;
     *    The viability of SnET2 for future use;
     * The costs and time involved in preparing a New Drug Application, or NDA, filing;
     * The time and costs involved and ability to obtain regulatory approval for our NDA filed;
     *    Our ability to  establish  additional  collaborations  and/or  license
          SnET2;
     * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
     *    Our ability to regain our listing status on Nasdaq;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     We are actively seeking additional capital needed to fund our operations through corporate collaborations or partnerships, through licensing of SnET2 or new products and through public or private equity or debt financings. No commitments for such corporate collaborations are currently in place. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly scale back or cease operations. If we are successful in obtaining additional equity or convertible debt financing this may result in significant dilution to our stockholders. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by our current stockholders.

UNDER THE CONTRACT MODIFICATION AND TERMINATION AGREEMENT ENTERED INTO WITH PHARMACIA IN MARCH 2002, OUR OUTSTANDING DEBT TO PHARMACIA OF $10.0 MILLION REMAINS SECURED BY ALL OF OUR ASSETS. AS OF MARCH 5, 2003 THE FIRST $5.0 MILLION WAS DUE AND HAS SINCE BEEN EXTENDED TO JUNE 30, 2003. IF WE BECOME UNABLE TO REPAY OUR BORROWINGS OR ARE UNABLE TO NEGOTIATE NEW DEBT REPAYMENT TERMS OR VIOLATE THE COVENANTS UNDER THIS AGREEMENT, PHARMACIA COULD FORECLOSE ON OUR ASSETS, WHICH WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND WE MAY BE FORCED TO CEASE OPERATIONS.

     Under the terms of the Contract Modification and Termination Agreement with Pharmacia, we have outstanding debt to Pharmacia of $10.0 million which is secured by all of our assets. As of March 5, 2003, our first payment was due on our debt to Pharmacia in the amount of $5.0 million plus accrued interest, and we did not make this payment. We have since negotiated with Pharmacia an extension on the first payment due to June 30, 2003. If we cannot make the scheduled payments or are unable to negotiate new terms for the debt repayment with Pharmacia, then Pharmacia can exercise all its rights to secure all the collateral under the agreement, which includes all our assets. There is no guarantee that if we cannot make this payment new debt repayment terms will be negotiated timely, if at all. Our ability to comply with all covenants and to make scheduled payments, early repayments as required or to refinance our debt obligations will depend on our financial and operating performance, which in turn will be subject to prevailing economic conditions and certain financial, business and other factors, including factors that are beyond our control. If our cash flow and capital resources become insufficient to fund our debt service obligations or we otherwise default under the Contract Modification and Termination Agreement, Pharmacia could accelerate the debt and foreclose on our assets. As a result, we could be forced to obtain additional financing at very unfavorable terms or significantly reduce or cease operations.

OUR ABILITY TO CONTINUE TO BORROW $1.0 MILLION PER MONTH THROUGH NOVEMBER 2003 UNDER THE DEBT AGREEMENT ENTERED INTO IN DECEMBER 2002, IS CONTINGENT ON US MEETING CERTAIN OBLIGATIONS. IF THESE OBLIGATIONS ARE NOT MET OR ARE NOT SATISFACTORY TO THE LENDERS, WE MAY BE UNABLE TO BORROW THE FUNDS AS PLANNED AND THIS MAY FORCE US TO SIGNIFICANTLY REDUCE OR CEASE OPERATIONS.

     In December 2002, we entered into a Debt Agreement with a group of private accredited investors, or the Lenders. The $12.0 million Debt Agreement allows us to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. We have borrowed $4.0 million under this agreement through March 15, 2003. The maximum aggregate loan amount is $12.0 million with the last available borrowing in November 2003. The Lenders obligation to fund each borrowing request is subject to material conditions described in the Debt Agreement. In addition, the Lenders may terminate its obligations under the Debt Agreement if: (i) Miravant has not filed an NDA by March 31, 2003, (ii) such filing has been rejected by the Federal Drug Administration, or (iii) Miravant, in the reasonable judgment of the Lenders, is not meeting its business objectives. We have received a waiver from the Lenders with regard to the March 31, 2003 NDA filing deadline. This deadline has been extended to the end of the third quarter 2003. However, there is no guarantee we will receive the remaining $8.0 million under this agreement, and if we are unable to borrow the remaining $8.0 million as planned we may be forced to significantly reduce or cease operations.

OUR EXISTING LOAN OBLIGATIONS TO PHARMACIA, OVERALL CURRENT MARKET ENVIRONMENT AND OUR THE OTC BULLETIN BOARD(R), OR OTCBB, LISTING STATUS WILL MAKE OBTAINING ADDITIONAL FUNDING DIFFICULT.

     Our ability to obtain additional funding by December 31, 2003 to operate our business may be impeded by a number of factors including:

     * We currently owe Pharmacia $10.0 million, and are obligated to pay a portion of net proceeds from any public or private equity financings and/or asset dispositions towards the repayment of the $10.0 million plus accrued interest due to Pharmacia under the Contract Modification and Termination Agreement:
          * If our aggregate net equity financing and/or assets disposition proceeds are less than or equal to $7.0 million, we are not required to make an early repayment towards our Pharmacia debt. As of March 31, 2003, our aggregate equity financings amount to $2.5 million;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $7.0 million but less than or equal to $15.0 million, then we are required to apply one-third of the net proceeds from the amount in excess of $7.0 million up to $15.0 million, or a maximum repayment of $2.7 million towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $15.0 million but less than or equal to $25.0 million, then we are required to apply one-half of the net proceeds from the amount in excess of $15.0 million up to $25.0 million, or a maximum repayment of $7.7 million towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $25.0 million, then we are required to apply all of the net proceeds from the amount in excess of $25.0 million, or repay the entire $10.0 million plus accrued interest towards our Pharmacia debt; and
          * Any early repayment of our Pharmacia debt applies first to the loan due on June 30, 2003, then to the remaining loan amount due on June 4, 2004;
     * Our Common Stock is currently being traded on the OTCBB and there is no guarantee we will be able to regain our listing status on Nasdaq, in the near term or at all; and
     * As a result of many current economic and political factors, the present market for raising capital is relatively difficult and we may be unable to raise the funding we need timely, if at all, if certain economic and political factors do not improve.

     We will need a substantial amount of funding to further our programs and to complete our planned NDA filing for SnET2 in 2003, and investors may be reluctant to invest in our equity securities if the funds necessary to grow our business are instead used to pay down our existing debt obligations to Pharmacia. Investors may also be reluctant to provide us funds for fear that Pharmacia may foreclose on our assets. The fact that our Common Stock is no longer listed for trading on Nasdaq may also discourage investors or result in a discount on the price that investors may pay for our securities. We will also have to overcome investor concerns about many current economic and political factors. These and other factors may prevent us from obtaining additional financing as required in the near term on favorable terms or at all.

PREPARING AND FILING AN NDA REQUIRES SIGNIFICANT EXPENSES, THE APPROPRIATE PERSONNEL AND ACCESS TO CONSULTANTS AND OTHER RESOURCES AS NEEDED. OUR PLANS TO COMPLETE AN NDA FILING WITH THE FDA FOR SNET2 FOR THE TREATMENT OF AMD IN 2003 IS DEPENDENT ON OUR ABILITY TO SUCCESSFULLY RAISE SUBSTANTIAL ADDITIONAL FUNDING, OR ENGAGE A COLLABORATIVE PARTNER, AND TO ENGAGE CONSULTANTS AND PERSONNEL AS NEEDED ALL IN A TIMELY MANNER. IF WE ARE UNABLE TO MEET THESE REQUIREMENTS OUR PLANS TO FILE AN NDA WITH THE FDA MAY BE SIGNIFICANTLY DELAYED OR MAY NOT GET FILED AT ALL.

     In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and certain discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for SnET2 for the treatment of AMD. In addition, we are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology. The cost of preparing an NDA requires a significant amount of funding and personnel. We will have to engage numerous consultants and clinical research organizations, or CROs, to assist in the preparation of the NDA. Our ability to engage the appropriate CROs and consultants in a timely manner and have them available to us when we need them is costly and may cause delays in the filing of the NDA. Additionally, our ability to raise funding or engage a collaborative partner to assist us in the funding and preparation of the NDA may not be available to us timely or not at all. If we are unable to raise adequate funding, we will likely have to further reduce our funding and development efforts of our other programs and adjust our overall business structure to reduce expenses. If we are unable to file an NDA for SnET2 as a result of funding or other constraints or if our filing is not accepted by the FDA, this could severely harm our business.

ONCE OUR NDA FOR SNET2 FOR THE TREATMENT OF AMD IS FILED, IF FILED AT ALL, THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO GET APPROVAL FROM THE FDA OR THAT ISSUES UNDERLYING ANY CONTINGENT APPROVAL RECEIVED WILL BE ADEQUATELY AND TIMELY RESOLVED BY US OR THAT SUCH APPROVAL WILL MEET OUR MARKETING AND REVENUE EXPECTATIONS. ADDITIONALLY, WE CAN NOT BE ASSURED THAT WE WILL BE ABLE TO MAINTAIN OUR FAST TRACK DESIGNATION WITH THE FDA BECAUSE OF SUBSEQUENT FDA APPROVALS RECEIVED FOR THE TREATMENT OF AMD TO THIRD PARTIES.

     If we are able to file our NDA for SnET2 for the treatment of AMD, there can be no guarantee the we will be able to get an approval from the FDA or that we will be able to resolve any issues or contingent requirements requested by the FDA. For instance, the FDA may require follow-up clinical or pre-clinical studies prior to final approval, which may be costly and may cause a significant delay in the timing of receiving FDA approval. If the FDA does approve this NDA, the approved label claims could be for a limited market, resulting in smaller than expected markets and revenue. Additionally, we received a fast track designation on our clinical program in 1998 primarily due to the lack of an existing approved treatment for AMD. Subsequently, there has been an approval by the FDA for the treatment of a specific portion of the AMD disease thus there can be no guarantee that we will be able to maintain our fast track designation, and related benefits, from the FDA which may further delay the timing of a potential FDA approval. Any delay in receiving FDA approval further limits our ability to begin market commercialization and harms our on-going funding requirements and our business.

THE CURRENT TRADING PRICE OF OUR COMMON STOCK, OUR MARKET CAPITALIZATION AND THE AMOUNT OF OUR STOCKHOLDER'S EQUITY AND NET TANGIBLE ASSETS, HAS RESULTED IN OUR SHARES BEING DELISTED FROM TRADING ON NASDAQ. AS A RESULT OF BEING DELISTED FROM NASDAQ, OUR ABILITY TO RAISE ADDITIONAL CAPITAL MAY BE LIMITED OR IMPAIRED.

     We were notified by Nasdaq on July 11, 2002 that our Common Stock would be delisted and begin trading on the OTCBB effective as of the opening of business on July 12, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. Our Common Stock trades under the ticker symbol MRVT and can be viewed at www.otcbb.com. Our management continues to review our ability to regain our listing status with Nasdaq, however, there are no guarantees we will be able to raise the additional capital needed or to increase the current trading price of our Common Stock to allow us to meet the relisting requirements for the Nasdaq National Market or the Nasdaq Small Cap Market on a timely basis, if at all, and there is no guarantee that Nasdaq would approve our relisting request even if we met all the listing requirements.

OUR FINANCIAL CONDITION AND COST REDUCTION EFFORTS COULD RESULT IN DECREASED EMPLOYEE MORALE AND LOSS OF EMPLOYEES AND CONSULTANTS CRITICAL TO OUR SUCCESS.

     Our success in the future will depend in large part on our ability to attract and retain highly qualified scientific, management and other personnel and to develop and maintain relationships with leading research institutions and consultants. We are highly dependent upon principal members of our management, key employees, scientific staff and consultants, which we may retain from time to time. We currently have limited cash and capital resources and our ability to raise funds is questionable causing our business outlook to be uncertain. In January 2002, we implemented measures to reduce our expenses to provide us more flexibility. These actions included temporarily reducing our employees salaries by approximately 20% until April 5, 2002. Additionally, due to our ongoing limited cash balances, we try to utilize stock options and stock awards as a key component of short-term and long-term compensation. However, given that our current stock options outstanding are significantly de-valued, the current value of our stock is low and the uncertainty of our long-term prospects, our ability to use stock options and stock awards as compensation may be limited. These measures, along with our financial condition may cause employees to question our long-term viability and increase our turnover. These factors may also result in reduced productivity and a decrease in employee morale causing our business to suffer. We do not have insurance providing us with benefits in the event of the loss of key personnel. Our consultants may be affiliated with or employed by others, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.

IF WE ARE NOT ABLE TO MAINTAIN AND SUCCESSFULLY ESTABLISH NEW COLLABORATIVE AND LICENSING ARRANGEMENTS WITH OTHERS, OUR BUSINESS WILL BE HARMED.

     Our business model is based on establishing collaborative relationships with other parties both to license compounds upon which our products and technologies are based and to manufacture, market and sell our products. As a development company we must have access to compounds and technologies to license for further development. For example, we are party to a License Agreement with the University of Toledo, the Medical College of Ohio and St. Vincent Medical Center, of Toledo, Ohio, collectively referred to as Toledo, to license or sublicense certain photoselective compounds, including SnET2. Similarly, we must also establish relationships with suppliers and manufacturers to build our medical devices and to manufacture our compounds. We have partnered with Iridex for the manufacture of certain light sources and have entered into an agreement with Fresenius for supply of the final dose formulation of SnET2. Due to the expense of the drug approval process it is critical for us to have relationships with established pharmaceutical companies to offset some of our development costs in exchange for a combination of manufacturing, marketing and distribution rights. We formerly had a significant relationship with Pharmacia for the development of SnET2 for the treatment of AMD, which was terminated in March 2002. To further develop SnET2 for AMD or other indications it is essential that we establish a new collaborative relationship with another party.

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

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of AMD with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for SnET2 for the treatment of AMD. In addition, we have terminated our license collaboration with Pharmacia, and are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology. If we are unable to file an NDA for SnET2 as a result of funding or other constraints or if our filing is not accepted by the FDA, this could adversely affect our funding and development efforts for our other programs and severely harm our business.

     Our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory approval of the potential product and would materially harm our business.

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH MAY FLUCTUATE SIGNIFICANTLY. WE MAY NEVER ACHIEVE PROFITABILITY OR BE ABLE TO MAINTAIN PROFITABILITY.

     We have incurred significant losses since our inception in 1989 and, as of December 31, 2002, had an accumulated deficit of approximately $189.5 million. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years. Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have currently implemented a cost restructuring program which we expect will help to reduce our overall costs. Our ability to achieve sustained profitability depends upon our ability, alone or with others, to receive regulatory approval on our NDA filing for SnET2 in AMD, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of SnET2 and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on our ability to establish a corporate partner collaboration and/or license SnET2 and the timing of receiving regulatory approval, if at all, for SnET2 in AMD. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, SnET2 bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues for the foreseeable future.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the year ended December 31, 2002, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From January 1, 2002 to March 14, 2003, our Common Stock price, per Nasdaq and OTCBB closing prices, has ranged from a high of $9.90 to a low of $0.25.

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

     *    Our ability to successfully file an NDA for SnET2;
     * Our ability to continue to borrow monthly under the Debt Agreement through November 2003;
     * Our ability to make the $5.0 million, plus interest, payments on the debt due to Pharmacia on the related payment dates of June 30, 2003 and June 4, 2004;
     * Our ability to successfully negotiate new debt repayment terms on our $10.0 million debt plus interest due to Pharmacia if we cannot make the scheduled payments;
     * Announcements concerning Miravant or our collaborators, competitors or industry;
     * Our ability to successfully establish new collaborations and/or license SnET2;
     * The results of the FDA review of our intended NDA filing, when and if it is filed;
     * The results of our testing, technological innovations or new commercial products;
     * The results of preclinical studies and clinical trials by us or our competitors;
     *    Technological innovations or new therapeutic products;
     *    Our ability to regain our listing status on Nasdaq;
     * Public concern as to the safety, efficacy or marketability of products developed by us or others;
     *    Comments by securities analysts;
     *    The achievement of or failure to achieve certain milestones; and
     *    Litigation, such as from stockholder lawsuits or patent infringement;
     * Governmental regulations, rules and orders, or developments concerning safety of our products.

     In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many emerging pharmaceutical and medical device companies for reasons frequently unrelated or disproportionate to the performance of the specific companies. If these broad market fluctuations cause the trading price of our Common Stock to decline further, we may be unable to obtain additional capital that we may need through public or private financing activities and our stock may not be relisted on Nasdaq further exacerbating our ability to raise funds and limiting your ability to sell your shares. Because outside financing is critical to our future success, large fluctuations in our share price that harm our financing activities could cause us to significantly alter our business plans or cease operations altogether.

WE RELY ON THIRD PARTIES TO CONDUCT CLINICAL TRIALS ON OUR PRODUCTS, AND IF THESE RESOURCES FAIL, OUR ABILITY TO SUCCESSFULLY COMPLETE CLINICAL TRIALS WILL BE ADVERSELY AFFECTED AND OUR BUSINESS WILL SUFFER.

     To date, we have limited experience in conducting clinical trials. We had relied on Pharmacia, our former corporate partner, and Inveresk, Inc., formerly ClinTrials Research, Inc., a CRO, for our Phase III AMD clinical trials and we rely on a contract research organization for our Phase II dermatology clinical trials. We will either need to rely on third parties, including our collaborative partners, to design and conduct any required clinical trials or expend resources to hire additional personnel or engage outside consultants or contract research organizations to administer current and future clinical trials. We may not be able to find appropriate third parties to design and conduct clinical trials or we may not have the resources to administer clinical trials in-house. The failure to have adequate resources for conducting and managing clinical trials will have a negative impact on our ability to develop marketable products and would harm our business. Other CROs may be available in the event that our current CROs fail; however there is no guarantee that we would be able to engage another organization in a timely manner, if at all. This could cause delays in our clinical trials and our development programs, which could materially harm our business.

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

     A specific concern for potential future AMD clinical trials, if any, is that there currently is an approved treatment for AMD and patients enrolled in future AMD clinical trials, if any, may choose to drop out of the trial or pursue alternative treatments. This could result in delays or incomplete clinical trial data.

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

WE HAVE LIMITED MANUFACTURING AND MARKETING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES. IF WE ARE UNABLE TO MAINTAIN AND DEVELOP OUR PAST MANUFACTURING CAPABILITY, OR IF WE ARE UNABLE TO FIND SUITABLE THIRD PARTY MANUFACTURERS, OUR OPERATING RESULTS COULD SUFFER AND WE MAY ENCOUNTER DELAYS IN CONNECTION WITH OUR PLANNED NDA FILING AND APPROVAL.

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we intend to manufacture drugs and devices at clinical manufacturing levels, we have not yet manufactured any products under GMPs which can be released for commercial use, and we have limited experience in manufacturing in commercial quantities. We were licensed by the State of California to manufacture bulk API at one of our Santa Barbara, California facilities for clinical trial and other use. This particular manufacturing facility was shut down in 2002 and is currently being reconstructed in our existing operating facility. We expect to have the manufacturing facility at the new location operational in 2003, pending any required regulatory approvals by the State of California and federal regulatory agencies.

     In the original manufacturing facility, we have manufactured bulk API, the process up to the final formulation and packaging step for SnET2. We believe the quantities we have manufactured and have in inventory are enough to support an initial commercial launch of SnET2, though there can be no assurance that SnET2 and our new manufacturing facility will be approved by the FDA or that if such approval is received, the existing commercial bulk API inventory will be approved for commercial use. We also have the ability to manufacture light producing devices and light delivery devices, and conduct other production and testing activities to support current clinical programs, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug product, and at commercial levels light producing and light delivery devices and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities.

     We currently have the capacity, in conjunction with our manufacturing suppliers Fresenius and Iridex, to manufacture products at certain commercial levels and we believe we will be able to do so under GMPs with subsequent FDA approval. If we receive an FDA or other regulatory approval, we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we will need to expend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our commercial product sales, as well as our overall business growth could be limited, which in turn could prevent us from becoming profitable or viable as a business. We are currently the sole manufacturer of bulk API for SnET2, Fresenius is the sole manufacturer of the final dose formulation of SnET2 and Iridex is currently the sole supplier of the light producing devices used in our AMD clinical trials. All currently have commercial quantity capabilities. At this time, we have no readily available back-up manufacturers to produce the bulk API for SnET2, or the final formulation of SnET2 at commercial levels or back-up suppliers of the light producing devices. If Fresenius could no longer manufacture for us or Iridex was unable to supply us with devices, we could experience significant delays in production or may be unable to find a suitable replacement, which would reduce our revenues and harm our ability to commercialize our products and become profitable.

WE HAVE LIMITED MARKETING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES IN THIS REGARD.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption in the event of war, terrorism, fire, earthquake, power loss, floods, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities are all located in the state of California and were subject to electricity blackouts as a consequence of a shortage of available electrical power. There is no guarantee that this electricity shortage has been permanently resolved, as such, we may again in the future experience unexpected blackouts. Though we do have back-up electrical generation systems in place, they are for use for a limited time and in the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we may not carry adequate business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could be substantial.

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

     We are aware of various competitors involved in the photodynamic therapy sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sector include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharmaceuticals and Pharmacyclics. QLT's drug Visudyne has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Axcan and DUSA have photodynamic therapy drugs, both of which have received marketing approval in the United States - Photofrin(R) (Axcan Pharmaceuticals) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals) for the treatment of actinic keratoses, a dermatological condition. Pharmacyclics has a photodynamic therapy drug that has not received marketing approval, which is being used in certain preclinical studies and/or clinical trials for ophthalmology, oncology and cardiovascular indications. We are aware of other drugs and devices under development by these and other photodynamic therapy competitors in additional disease areas for which we are developing PhotoPoint PDT. These competitors as well as others that we are not aware of, may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     All information required by this item is included on pages 63 - 92 in Item 15 of Part IV of this Report and is incorporated into this item by reference.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Miravant Medical Technologies

We have audited the accompanying consolidated balance sheets of Miravant Medical Technologies as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miravant Medical Technologies at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Miravant Medical Technologies will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, which have resulted in a working capital deficit, an accumulated deficit and a deficit in stockholders' equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                            /S/ ERNST & YOUNG LLP


Woodland Hills, California
March 12, 2003, except as to Note 12, as to which the date is March 25, 2003

                                              CONSOLIDATED BALANCE SHEETS



                                                                                              December 31,
                                                                                        2002                  2001
                                                                                 ------------------   -------------------
                                    Assets
Current assets:
   Cash and cash equivalents...............................................      $        723,000     $       1,458,000
   Investments in short-term marketable securities.........................                    --             4,654,000
   Accounts receivable.....................................................                    --             5,030,000
   Inventories.............................................................                    --               395,000
   Prepaid expenses and other current assets...............................               551,000               295,000
                                                                                 ------------------   -------------------
Total current assets.......................................................             1,274,000            11,832,000

Property, plant and equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,389,000             1,404,000
   Equipment...............................................................             5,531,000             5,447,000
   Leasehold improvements..................................................             3,495,000             3,382,000
                                                                                 ------------------   -------------------
                                                                                       10,443,000            10,261,000
   Accumulated depreciation................................................            (9,837,000)           (9,057,000)
                                                                                 ------------------   -------------------
                                                                                          606,000             1,204,000

Investments in affiliates..................................................               393,000               635,000
Deferred financing costs...................................................               379,000               913,000
Patents, net...............................................................               978,000               980,000
Other assets...............................................................               139,000               601,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $      3,769,000      $     16,165,000
                                                                                 ==================   ===================

               Liabilities and stockholders' equity (deficit)

Current liabilities:
   Accounts payable........................................................      $      1,361,000      $      2,535,000
   Accrued payroll and expenses............................................               628,000               786,000
   Short-term debt.........................................................             5,238,000                    --
                                                                                 ------------------   -------------------
Total current liabilities..................................................             7,227,000             3,321,000

Long-term liabilities:
   Convertible debt........................................................             1,003,000                    --
   Long-term debt..........................................................             5,555,000            26,548,000
   Sublease security deposits..............................................                94,000                94,000
                                                                                 ------------------   -------------------
Total long-term liabilities................................................             6,652,000            26,642,000

Stockholders' equity (deficit):
   Common stock, 50,000,000 shares authorized; 24,225,089 and
     18,876,075 shares issued and outstanding at December 31, 2002 and
     2001, respectively....................................................           180,255,000           161,496,000
   Notes receivable from officers..........................................              (570,000)             (822,000)
   Deferred compensation...................................................              (266,000)             (547,000)
   Accumulated other comprehensive loss....................................                    --              (356,000)
   Accumulated deficit.....................................................          (189,529,000)         (173,569,000)
                                                                                 ------------------   -------------------
Total stockholders' equity (deficit).......................................           (10,110,000)          (13,798,000)
                                                                                 ------------------   -------------------
Total liabilities and stockholders' equity (deficit).......................      $      3,769,000      $     16,165,000
                                                                                 ==================   ===================
See accompanying notes.


                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Year ended December 31,
                                                                   2002                 2001                2000
                                                            -------------------  -------------------  ------------------
Revenues:
   License - contract research and development.......              $   20,000          $   302,000        $  4,481,000
   Bulk active pharmaceutical ingredient sales.......                 479,000            4,306,000                  --
   Royalties.........................................                      --               75,000                  --
   Grants............................................                      --                   --             112,000
                                                            -------------------  -------------------  ------------------
Total revenues.......................................                 499,000            4,683,000           4,593,000

Costs and expenses:
   Cost of goods sold................................                 479,000              934,000                  --
   Research and development..........................               9,549,000           13,493,000          20,194,000
   Selling, general and administrative...............               5,726,000            5,903,000           6,023,000
                                                            -------------------  -------------------  ------------------
Total costs and expenses.............................              15,754,000           20,330,000          26,217,000

Loss from operations.................................             (15,255,000)         (15,647,000)        (21,624,000)

Interest and other income (expense):
   Interest and other income.........................                 169,000              798,000           1,370,000
   Interest expense..................................                (286,000)          (2,139,000)         (2,254,000)
   Gain on sale of assets............................                  10,000              586,000                  --
   Non-cash loss in investment.......................                (598,000)                  --          (3,485,000)
                                                            -------------------  -------------------  ------------------
Total net interest and other income (expense)........                (705,000)            (755,000)         (4,369,000)
                                                            -------------------  -------------------  ------------------
Net loss.............................................           $ (15,960,000)       $ (16,402,000)      $ (25,993,000)
                                                            ===================  ===================  ==================
Net loss per share - basic and diluted...............           $       (0.78)       $       (0.88)      $       (1.42)
                                                            ===================  ===================  ==================
Shares used in computing net loss per share..........              20,581,214           18,647,071          18,294,525
                                                            ===================  ===================  ==================

See accompanying notes.

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                Notes                       Accumulated
                                                             Receivable       Deferred        Other
                                      Common Stock              from        Compensation   Comprehensive    Accumulated
                                  Shares        Amount        Officers      and Interest       Loss           Deficit         Total
                               ------------ --------------- ------------- --------------- -------------- --------------- ----------
Balance at January 1, 2000....18,038,270  $ 152,731,000   $  (460,000)  $ (1,776,000)    $(3,724,000)  $(131,174,000) $15,597,000
   Comprehensive loss:
      Net loss..................        --             --            --             --              --     (25,993,000) (25,993,000)
      Net change in accumulated
       other comprehensive
       loss.....................        --             --            --             --       3,592,000              --    3,592,000
                                                                                                                       -------------
   Total comprehensive loss.....                                                                                        (22,401,000)
   Exercise of stock options
    and warrants................   486,979      4,414,000            --             --              --              --    4,414,000
   Issuance of stock awards.....    51,254        760,000            --             --              --              --      760,000
  Deferred compensation,
   deferred interest related to
   warrants granted and non-cash
   interest on officer notes....        --        937,000       (27,000)      (205,000)             --               --     705,000
  Amortization of deferred
    compensation................        --             --             --       761,000              --               --     761,000
                               ------------ --------------- -------------  --------------- -------------- --------------- ----------
Balance at December 31, 2000....18,576,503  $ 158,842,000    $  (487,000)  $(1,220,000)    $  (132,000)   $(157,167,000) $ (164,000)
   Comprehensive loss:
      Net loss..................        --             --             --            --              --      (16,402,000)(16,402,000)
      Net change in accumulated
       other comprehensive
       loss.....................        --             --             --            --        (224,000)              --    (224,000)
                                                                                                                       -------------
   Total comprehensive loss.....                                                                                        (16,626,000)
   Exercise of stock options and
    warrants....................    35,690        315,000             --            --              --               --     315,000
   Issuance of stock awards.....   263,882      2,255,000             --            --              --               --   2,255,000
  Non-cash contributions by
   Pharmacia Corporation........        --        194,000             --            --              --               --     194,000
  Officer notes and non-cash
   interest on officer notes....        --             --       (335,000)           --              --               --    (335,000)
  Deferred compensation.........        --       (110,000)            --       110,000              --               --          --
  Amortization of deferred
   compensation.................        --             --             --       563,000              --               --     563,000
                                ------------ --------------- -------------  --------------- -------------- --------------- ---------
Balance at December 31, 2001....18,876,075  $ 161,496,000    $  (822,000)   $ (547,000)     $ (356,000)  $(173,569,000)$(13,798,000)
   Comprehensive loss:
      Net loss...................       --            --              --            --              --     (15,960,000) (15,960,000)
      Net change in accumulated
       other comprehensive loss..       --            --              --            --         356,000              --      356,000
                                                                                                                       -------------
   Total comprehensive loss......                                                                                       (15,604,000)
   Issuance of stock at $0.50 per
    share (net of approximately
    $81,000 of offering costs)...5,000,000     2,419,000              --            --              --              --    2,419,000
   Issuance of stock awards and
    ESOP Employer matching
    contribution.................  349,014        78,000              --            --              --              --       78,000
   Non-cash contributions by
    Pharmacia Corporation:
      Lease payments.............       --        40,000              --            --              --              --       40,000
      Debt restructuring.........       --    15,393,000              --            --              --              --   15,393,000
   Officer notes and non-cash
    interest on officer notes....       --            --        (248,000)           --              --              --     (248,000)
   Reserve for officer notes.....       --            --         500,000            --              --              --      500,000
   Deferred compensation and
    deferred interest related to
    warrants granted.............       --       829,000              --      (534,000)             --              --      295,000
  Amortization of deferred
   compensation..................       --            --              --       815,000              --              --      815,000
                                ------------ --------------- ------------- --------------- -------------  --------------- ----------
Balance at December 31, 2002....24,225,089 $ 180,255,000      $ (570,000)    $(266,000)     $       --   $(189,529,000)$(10,110,000)
                                ============ =============== ============= =============== ============= ============== ============
See accompanying notes.





                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year ended December 31,
Operating activities:                                                    2002                 2001                 2000
                                                                    ----------------     ----------------     ---------------
    Net loss...............................................       $    (15,960,000)    $   (16,402,000)     $   (25,993,000)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Depreciation and amortization.......................               887,000            1,194,000            1,743,000
       Amortization of deferred compensation...............               815,000              563,000              761,000
       Non-cash loss in investment.........................               598,000                   --            3,485,000
       Gain on sale of property, plant and equipment.......               (10,000)            (586,000)                  --
       Stock awards and ESOP matching contribution.........                78,000            2,255,000              760,000
       Non-cash interest and amortization of
         deferred financing costs on long-term debt........               319,000            2,288,000            2,231,000
       Reserve for patents.................................                81,000                   --               74,000
       Provision for employee and officer loans, net of non-
          cash interest on officer loans...................               802,000              (68,000)            (53,000)
       Changes in operating assets and liabilities:
          Accounts receivable .............................             5,030,000           (4,148,000)           4,785,000
          Prepaid expenses, inventories and other assets...               122,000             (326,000)             225,000
        Accounts payable and accrued payroll...............            (1,332,000)             (17,000)          (1,444,000)
                                                                  ------------------   ------------------  ------------------
    Net cash used in operating activities..................           (8,570,0000)         (15,247,000)         (13,373,000)

Investing activities:
    Purchases of marketable securities.....................           (28,679,000)         (43,684,000)         (31,396,000)
    Sales of marketable securities.........................            33,333,000           57,930,000           16,117,000
    Purchases of property, plant and equipment.............                    --             (287,000)            (263,000)
    Sublease security deposits.............................                    --                   --              (33,000)
    Proceeds from sale of property, plant and equipment....                71,000              863,000                   --
    Purchases of patents...................................              (154,000)             (67,000)            (199,000)
                                                                  ------------------   ------------------  ------------------
    Net cash provided by (used in) investing activities....             4,571,000           14,755,000          (15,774,000)

Financing activities:
    Proceeds from issuance of Common Stock, less
       issuance costs......................................             2,419,000              315,000            4,414,000
    Proceeds from promissory notes and long-term debt......             1,000,000                   --            7,500,000
    Advances of notes to officers..........................              (155,000)            (300,000)                  --
                                                                  ------------------   ------------------  ------------------
    Net cash provided by financing activities..............             3,264,000               15,000           11,914,000

    Net decrease in cash and cash equivalents..............              (735,000)            (477,000)         (17,233,000)

    Cash and cash equivalents at beginning of period.......             1,458,000            1,935,000           19,168,000
                                                                  ------------------   ------------------  ------------------
    Cash and cash equivalents at end of period.............       $       723,000            1,458,000      $     1,935,000
                                                                  ==================   ==================  ==================
Supplemental disclosures:
    State taxes paid.......................................       $         4,000      $        20,000      $         8,000
                                                                  ==================   ==================  ==================
    Interest paid..........................................       $            --      $            --      $        24,000
                                                                  ==================   ==================  ==================
See accompanying notes.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Summary of Significant Accounting Policies

 Description of Business, Basis of Presentation and Going Concern:

     Miravant Medical Technologies, or Miravant or the Company, is engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM) PDT, the Company's proprietary technologies for photodynamic therapy. The Company is located in Santa Barbara, California.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2002, the Company had an accumulated deficit of $189.5 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years. As of March 5, 2003, the Company's first payment was due on its debt to Pharmacia Corporation, or Pharmacia, in the amount of $5.0 million plus accrued interest, and we did not make this payment. The Company has, subsequent to December 31, 2002 (see Note 12), negotiated with Pharmacia an extension on the first payment due to June 30, 2003. If the Company cannot make the scheduled payment or negotiate new terms for the debt repayment, then Pharmacia can exercise all of its rights to secure all of the collateral under the agreement, which includes all of the Company's assets.

     The Company is continuing its efforts in research and development and the preclinical studies and clinical trials of its products. These efforts, and obtaining requisite regulatory approval, prior to commercialization, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of its product in order to achieve a level of revenues adequate to support the Company's cost structure. In December 2002, the Company entered into a $12.0 million Convertible Debt and Warrant Purchase Agreement, or Debt Agreement, with a group of private accredited investors, or the Lenders, that provided the Company the availability to borrow up to $1.0 million per month through November 2003, subject to certain limitations. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the Lenders. As of March 15, 2003, the Company had borrowed $4.0 million under the Debt Agreement. For further discussion see Note 2. Executive management of the Company believes that if the remaining $8.0 million remains available to it under the Debt Agreement that it has sufficient resources to fund the current required expenditures through December 31, 2003 (unaudited). In addition, executive management also believes it can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003, especially due to the Company's announcement that it intends to file a New Drug Application, or NDA, in 2003. However, there can be no assurance that the Company will receive the remaining $8.0 million under the Debt Agreement, if certain requirements are not met or are not satisfactory to the Lenders, and there is no guarantee that the Company will be successful in obtaining additional financing or that financing will be available on favorable terms. If additional funding is not available when required, management believes it has the ability to conserve cash required for operations through December 31, 2003 (unaudited) by the delay or reduction in scope of one or more of its research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures to conserve cash to be used in operations.

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

Principles of Consolidation:

     The consolidated financial statements include the accounts of Miravant Medical Technologies and its wholly owned subsidiaries, Miravant Systems, Inc., Miravant Pharmaceuticals, Inc. and Miravant Cardiovascular, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents:

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities:

     Marketable securities consist of short-term, interest-bearing corporate bonds, U.S. Government obligations and municipal obligations. Marketable securities of $4.7 million consisted of short-term, interest-bearing municipal bonds and corporate stocks and bonds as of December 31, 2001. There were no marketable security balances as of December 31, 2002. The Company has established investing guidelines relative to concentration, maturities and credit ratings that maintain safety and liquidity.

     In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2001, all marketable securities and certain investments in affiliates were classified as "available-for-sale." Available-for-sale securities and investments are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned. Declines in value determined to be other-than-temporary on available-for-sale securities are listed separately as a non-cash loss in investment in the consolidated financial statements.

Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. The Company previously manufactured the bulk active pharmaceutical ingredient, or bulk API, for its lead drug candidate, SnET2, which can be used in preclinical studies and clinical trials and possibly for future potential commercial sales. Inventories consist of raw materials necessary to produce additional bulk API lots, work in process and finished lots. Inventories are shown net of applicable reserves and allowances. There were no inventories recorded in 2002. Inventories consisted of the following at December 31, 2001:

           Raw materials....................................      $ 65,000
           Work in process..................................       264,000
           Finished goods...................................        66,000
                                                              --------------
           Total inventories................................      $395,000
                                                              ==============

     All inventories outstanding at December 31, 2001 were subsequently sold to Pharmacia. In connection with the Contract Modification and Termination Agreement, all bulk API inventory and the finished dose formulation, or FDF, sold to Pharmacia in 2001 and 2002 was returned to the Company in 2002. Payment for all amounts of bulk API sold to Pharmacia was received during 2002. As of December 31, 2002, no inventory was recorded for the returned bulk API, since these inventories, according to the Company's accounting policies, have been expensed as either cost of goods sold in 2001 or as research and development costs in prior years.

Investments in Affiliates:

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

     In December 1996, the Company purchased an equity interest in Ramus Medical Technologies, or Ramus, for $2.0 million. The investment was accounted for under the equity method because the investment was more than 20% but not in excess of 50% of Ramus' outstanding common stock. As the Company was the main source of financing for Ramus, the Company recorded 100% of Ramus' loss to the extent of the investment made by the Company. The investment in Ramus has been fully reserved for as of December 31, 2002 and 2001, respectively.

     In June 1998, the Company purchased an equity interest in Xillix Technologies Corp., or Xillix. The Company received 2,691,904 shares of Xillix common stock, in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock. The investment has been accounted for under the cost method and classified as available-for-sale. See Note 10 for further discussion on the Company's investment in Xillix.

Equipment and Leasehold Improvements:

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

        Furniture and fixtures            5 years
        Equipment                         3 - 5 years
        Leasehold improvements            5 years or the remaining life of the
                                          lease term, whichever is shorter

Patents:

     Costs of acquiring patents are capitalized and amortized on the straight-line basis over the estimated useful life of the patents, generally seventeen years. Costs of patents filed or in the filing process, or patents pending, are capitalized as prepaid patents and are not amortized until the patent is issued. Accumulated amortization was $453,000 and $377,000 at December 31, 2002 and 2001, respectively, and reserves recorded for patents amounted to $566,000 and $486,000 at December 31, 2002 and 2001, respectively. The costs of servicing the Company's patents are expensed as incurred. The weighted average amortization period for the Company's patents is approximately 12.4 years. Amortization expense related to patents amounted to $76,000, $72,000 and $74,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The estimated amortization expense related to patents for the next five years is as follows:

                        2003     $    85,000
                        2004     $    85,000
                        2005     $    85,000
                        2006     $    85,000
                        2007     $    85,000


Long-Lived Assets:

     The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews the carrying value of its patents and provides reserves for any patents which are not actively being researched or marketed. During the years ended December 31, 2002, 2001 and 2000, the Company increased the patent reserve by $81,000, zero and $75,000, respectively. For the year ended December 31, 2001 there was no expense related to patent reserves. No other impairment losses have been recorded by the Company. An impairment loss would be recognized when the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

     In October 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of 2002 and its adoption has not had a material effect on the Company's consolidated financial statements.

Stock-Based Compensation:

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

     The Company also has granted and continues to grant warrants and options to various consultants of the Company. These warrants and options are generally in lieu of cash compensation and, as such, deferred compensation is recorded related to these grants. Deferred compensation for warrants and options granted to non-employees has been determined in accordance with SFAS No. 123 and
Emerging   Issues  Task  Force,  or  EITF  96-18,  as  the  fair  value  of  the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred compensation is amortized over the consulting or vesting period.

Revenue Recognition:

     The Company recognizes revenues from product sales based on when ownership of the product transfers to the customer and when collectibility is reasonably assured. Sales of bulk API to Pharmacia were recorded as revenue in the period when the product was received by Pharmacia at their facility. Licensing revenues represent reimbursements from Pharmacia for out-of-pocket expenses incurred in preclinical studies and clinical trials for the SnET2 PhotoPoint PDT treatment for age related macular degeneration, or AMD. These licensing revenues were recognized in the period when the reimbursable expenses were incurred. Grant income is recognized in the period in which the grant related expenses are incurred and royalty income is recognized in the period in which the royalties are earned.

Research and Development Expenses:

     Research and development costs are expensed as incurred. Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, preclinical study costs, clinical trial and related clinical device and drug manufacturing costs, contract services and other outside costs. The acquisition of technology rights for research and development projects and the value of equipment and drug product for specific research and development projects, with no or low likelihood of alternative future use, are also included in research and development expenses.

Segment Reporting:

     The Company is engaged principally in one aggregated line of business, the research and development of drugs and medical device products for the use in the Company's proprietary technologies for photodynamic therapy.

Comprehensive Loss:

     The Company has elected to report other comprehensive loss in the consolidated statements of stockholders' equity (deficit) with the change in accumulated other comprehensive loss consisting of the following:


                                                                              2002              2001                 2000
                                                                         --------------    ---------------    ------------------
         Unrealized   holding   gains   (losses)   arising   from
           available-for-sale securities..........................          $ (242,000)    $    (224,000)       $      107,000
         Reclassification adjustment for other-than-temporary
           non-cash loss in investment............................             598,000                --             3,485,000
                                                                         --------------    ---------------    ------------------
         Net (increase) decrease  in accumulated other
           comprehensive loss ....................................          $  356,000     $    (224,000)       $    3,592,000
                                                                         ==============    ===============    ==================

Net Loss Per Share:

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

Recent Accounting Pronouncements:

     In April 2002, SFAS No. 145, "Recission of FASB statements No. 4, 44 and 64, Amendment of FASB statement No. 13 and Technical corrections", was issued and becomes effective for fiscal years beginning after May 15, 2002. SFAS No. 4 and No. 64 related to reporting gains and losses from debt extinguishment. Under prior guidance, if material gains and losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains and losses from debt extinguishment are subject to criteria prescribed under APB No. 30 in determining an extraordinary item classification. SFAS No. 44 is not applicable to the Company's operations. SFAS No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. The Company will adopt this statement effective January 1, 2003 and does not believe this adoption will have a material effect on its consolidated results of operations or consolidated financial position.

     SFAS No. 146 "Accounting for the costs associated with Exit or Disposal Activities", was issued in June 2002. This statement is effective for any disposal or exit of business activities started after December 31, 2002. The statement nullifies EITF 94-3, which required that once a plan of disposal was put in motion, a liability for the estimated costs needed to be recorded. SFAS No. 146 states that a liability should not be recorded until the liability is incurred. This statement does not affect any liabilities established related to exiting an operation with duplicate facilities when acquired in a business combination. The Company will adopt this accounting guidance at the prescribed date of January 1, 2003. SFAS No. 146 currently would not effect the Company's consolidated results of operations or consolidated financial position.

2.        Credit Arrangements and Collaborative Funding

December 2002 Convertible Debt Agreement:

     In December 2002, the Company entered into a Convertible Debt and Warrant Purchase Agreement, or Debt Agreement, with a group of private accredited investors, or the Lenders. The $12.0 million Debt Agreement allows the Company to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount is $12.0 million with the last available borrowing in November 2003. The Lender's obligation to fund each borrowing request is subject to material conditions described in the Debt Agreement. In addition, the Lenders may terminate its obligations under the Debt Agreement if: (i) Miravant has not filed an NDA by March 31, 2003, (ii) such filing has been rejected by the Federal Drug Administration, or (iii) Miravant, in the reasonable judgment of the Lenders, is not meeting its business objectives. Subsequent to December 31, 2002, the Company has received a waiver from the Lenders with regard to the NDA filing deadline of March 31, 2003. This deadline has been extended to the end of the third quarter of 2003 (see Note 12 for further discussion).

     A separate convertible promissory note, or Note, will be issued for each borrowing request received and such Notes will earn interest at 9.4% per annum and be due December 31, 2008. The interest on each Note can be accrued and added to the existing Notes. Each Note and any accrued interest can be converted into shares of Miravant's Common Stock on the earlier of March 31, 2003, or the date on which the trading price of our Common Stock exceeds 250% of the conversion price of the Note. Each Note's conversion price is determined as the greater of $0.75 per share or 125% of the average closing prices of Miravant's Common Stock for the ten (10) trading days immediately prior to the date of each Note.

     In connection with each borrowing, the Company will net from the borrowing proceeds a 3% drawdown fee. The Company will also issue to the Lenders a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for every $1.00 borrowed. The exercise price of each Warrant will be equal to the greater of $1.00 per share or 150% of the average of the closing prices of Miravant's Common Stock for the ten (10) trading days preceding the date of each Note. In addition, upon execution of the Debt Agreement, the Company issued the Lenders a warrant to acquire 250,000 shares of the Company's Common Stock, with an exercise price of $0.50 per share. Each Warrant will terminate on December 31, 2008, unless previously exercised. The Company has also agreed to provide the Lenders certain registration rights in connection with this transaction.

     On December 19, 2002, pursuant to the Debt Agreement, the Company borrowed $1.0 million, which has a conversion price of $0.97 per share or convertible into 1,029,601 shares of Common Stock and issued the Lenders a warrant exercisable for 250,000 shares of our Common Stock at $1.17 per share. Upon execution of the Debt Agreement and the first borrowing related thereto, the Company recorded deferred financing costs of $379,000, including the value of the warrants granted using the Black-Scholes valuation model of $295,000, which are being amortized as interest expense over the life of the Debt Agreement. Subsequent to December 31, 2002, the Company has received an additional $3.0 million through March 15, 2003. See Note 12 for further discussion.

2002 Pharmacia Agreement:

     In March 2002, the May 2001 amended and restated credit agreement, or the 2001 Credit Agreement, and the Manufacturing Facility Asset Purchase Agreement with Pharmacia were significantly modified and/or terminated by the Contract Modification and Termination Agreement. The following represents the terms of the modifications and terminations of the agreements with Pharmacia.

     The Contract Modification and Termination Agreement modified the 2001 Credit Agreement. The outstanding debt that the Company owed to Pharmacia of approximately $26.8 million was reduced to $10.0 million plus accrued interest. The first payment of $5.0 million plus accrued interest was due March 5, 2003 and subsequent to December 31, 2002 (see Note 12 for further discussion), has been extended to June 30, 2003 and the second and final payment of $5.0 million plus accrued interest is due June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% at March 5, 2002 and 4.25% at December 31, 2002. Additionally, the early repayment provisions and many of the covenants were eliminated or modified. In exchange for these changes and the rights to SnET2, the Company terminated its right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the Phase III clinical trial data did not meet certain clinical statistical standards, as defined by the clinical trial protocols, the Company will not have available an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement.

     In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company permanently reduced the debt due to Pharmacia to the total future cash payments of the debt, including amounts designated as interest and principal. The total future cash payments, at the then current interest rates, was estimated to be $10.8 million. The difference between the total debt outstanding of $26.2 million (net of the unamortized deferred financing costs of approximately $900,000) and the total future cash payments of the restructured debt of $10.8 million was recorded as an increase to stockholders' equity due to Pharmacia being a greater than 10% stockholder in the Company at the time. Therefore, the Company recorded a $15.4 million increase to stockholders' equity in the first quarter of 2002.

     The Contract Modification and Termination Agreement also provided for the transfer ownership of several assets back to the Company, including the lasers utilized in the Phase III AMD clinical trials, the bulk API and FDF inventories and the bulk API manufacturing equipment used to manufacture SnET2. The Company recorded the transfer of ownership of the bulk API manufacturing equipment at its net carrying value prior to sale to Pharmacia, which was $277,000. Under generally accepted accounting principles, there was no value recorded on the balance sheet for the transfer of ownership of the lasers, and the bulk API and FDF inventory, since these assets, according to the Company's accounting policies, had been expensed as research and development costs in prior years.

1999 and 2001 Pharmacia Agreements:

     The following represents a description of the Company's 1999 and 2001 agreements entered into with Pharmacia.

     In February 1999, the Company and Pharmacia entered into a Credit Agreement which extended to the Company $22.5 million in credit to be used to support the Company's ophthalmology, oncology and other development programs, as well as for general corporate purposes. The Credit Agreement allowed for the Company to issue promissory notes for each quarterly loan received and for the quarterly interest amounts due on the amounts borrowed. The promissory notes, which accrue interest at the prime rate, mature in June 2004.

     The Company received the final two quarterly loans for a total of $7.5 million in 2000. In connection with the receipt of these loans, the Company issued 360,000 warrants to purchase Miravant Common Stock at an exercise price of $11.87 per warrant share for 120,000 shares, $14.83 per warrant share for 120,000 shares and $20.62 per warrant share for the last 120,000 shares. Under the Credit Agreement, the Company issued promissory notes for the $22.5 million principal balance as well as promissory notes totaling $379,000 in 1999, $1.9 million in 2000 and $1.8 million in 2001 for the quarterly interest due. As of March 2002, the total of all promissory notes for principal and interest was approximately $27.1 million. The interest rate for these notes was 4.75% at December 31, 2001. Additionally, the warrants granted, which had been valued at $1.7 million using the Black-Scholes valuation model, had been recorded as deferred financing costs on the balance sheet and were being amortized as interest expense over the life of the loans. The Company amortized $374,000 and $315,000 in 2001 and 2000, respectively.

     In May 2001, the Company and Pharmacia finalized an additional funding arrangement. The May 2001 Amended and Restated Credit Agreement, or 2001 Credit Agreement with Pharmacia, amended and restated the previous $22.5 million Credit Agreement entered into with Pharmacia in February 1999, under which Pharmacia could have provided up to an additional $13.2 million in credit to the Company beginning in April 2002. As discussed above, the 2001 Credit Agreement was modified and terminated prior to the availability of the additional $13.2 million in credit.

     Under the May 2001 Manufacturing Facility Asset Purchase Agreement, or Asset Purchase Agreement, Pharmacia issued a purchase order to buy the Company's existing SnET2 bulk API inventory at cost for $2.2 million. The existing bulk API inventory had been previously expensed in research and development costs in prior periods. Pharmacia also committed to buy up to an additional $2.8 million of the bulk API which would be manufactured by the Company through March 2002. Additionally, Pharmacia agreed to purchase the manufacturing equipment necessary to produce the bulk API for $863,000, its fair market value as appraised by an independent appraisal firm. The sale of the bulk API manufacturing equipment resulted in a gain on sale of property, plant and equipment of $586,000. Sales of bulk API manufactured and shipped through December 31, 2001, were paid by Pharmacia directly into an inventory escrow account. The inventory escrow account was released to the Company in full in January 2002. The equipment escrow account, containing a principal balance of $863,000, was released in March 2002. The interest earned by these accounts accrued to the Company and was available upon the release of each escrow account. The escrow accounts secured certain indemnification obligations with respect to the purchase of the bulk API manufacturing equipment. Management believes such indemnification obligations were of routine nature and under the Company's control; therefore, these obligations did not result in a charge against the funds in escrow. All amounts received into escrow were recorded as accounts receivable until the amounts are released.

3.        Stockholders' Equity

Private Placements:

     In August 2002, the Company completed a private placement financing which consisted of the sale of unregistered shares of Common Stock for gross proceeds of $2.5 million at $0.50 per share, based on a premium of approximately 20% of the average closing price for the prior 10 trading days. For every two common shares acquired, the equity purchase included a warrant to purchase one share of Common Stock at a price of $0.50 per share, with an exercise period of 5 years from the date of grant. In addition, an origination warrant was issued to purchase 300,000 shares of Common Stock at $0.50 per share. A group of private investors participated in the offering.

Preferred Stockholder Rights Plan:

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

     The rights will become exercisable only if a person or group (i) acquires 20% or more of Miravant's Common Stock, or (ii) announces a tender offer that would result in ownership of 20% or more of the Common Stock. In April 2001, the Rights Plan was amended to increase the trigger percentage from 20% to 25% as it applies to Pharmacia and excluded shares acquired by Pharmacia in connection with the 2001 Credit Agreement with Pharmacia, and from the exercise of warrants held by Pharmacia. Each right would entitle a stockholder to buy a fractional share of the Company's preferred stock. Each right has an initial exercise price of $180.00. Once the acquiring person or group has acquired 20% or more of the outstanding Common Stock of Miravant, each right shall entitle its holder (other than the acquiring person or group) to acquire shares of the Company or of the third party acquirer having a value of twice the right's then-current exercise price.

     The rights are redeemable at the option of the Board of Directors up until ten days after public announcement that any person or group has acquired 20% or more of Miravant's Common Stock. The redemption price is $0.001 per right. The rights will expire on July 31, 2010, unless redeemed prior to that date. Distribution of the rights is not taxable to stockholders.

Notes Receivable from Officers:

     In December 1997, the Compensation Committee of the Board of Directors recommended, and subsequently approved, non-recourse equity loans in varying amounts for the Company's Chief Executive Officer, President and Chief Financial Officer. The notes, which accrue interest at a fixed rate of 5.8% and are payable in five years, were awarded specifically for the purpose of exercising options to acquire the Company's Common Stock and for paying the related option exercise price and payroll taxes. The notes are collateralized by the underlying shares acquired upon exercise. As of December 31, 2002, the total balance of these loans was $156,000. Additionally, from 1998 through 2002, the Board of Directors have approved other secured loans made to the Company's Chief Executive Officer and President; these loans accrue interest at fixed rates between 4.7% and 5.9% and as of December 31, 2002 and 2001, had a total balance of $914,000 and $675,000, respectively. No future loans to executive officers have been approved after June 2002.

     The loans the Company has made to officers and certain loans made to employees over the years are either unsecured, or secured by stock or stock options. In light of the decrease in the Company's stock price during 2002 and certain other factors affecting the collectibility of these loans, the Company recorded a reserve for these loans to officers and employees in the amount of $872,000 during the quarter ended September 30, 2002. Of the amount recorded, $182,000 is included in research and development expenses and $690,000 is included in general and administrative expenses in the statements of operations for the year ended December 31, 2002. For the years ended December 31, 2001 and 2000, the Company had recorded employee loan reserves of $73,000 and $15,000, respectively, which was included in research and development expenses. As of December 31, 2002 and 2001, the aggregate balance of these loans to officers and employees, net of reserves, is $610,000 and $1,318,000, respectively, of which $40,000 and $496,000 are included in other assets at December 31, 2002 and 2001, respectively, and $570,000 and $822,000 are included in notes receivable from officers at December 31, 2002 and 2001, respectively.


Stock Option Plans:

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

     The 2000 Plan provides for awards which include incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance shares, stock payments and dividend equivalent rights. Included in the 2000 Plan is an employee stock purchase program which has not yet been implemented. Officers, key employees, directors and independent contractors or agents of the Company may be eligible to participate in the 2000 Plan, except that incentive stock options may only be granted to employees of the Company. The 2000 Plan supersedes and replaces the Prior Plans and the Directors' Plan, except to the extent of options outstanding under those plans. The purchase price for awards granted from the 2000 Plan may not be less than the fair market value at the date of grant. The maximum amount of shares that could be awarded under the 2000 Plan over its term is 8,000,000 shares, of which approximately 5,843,514 shares have been granted or issued and 1,042,499 shares have been cancelled netting 4,801,015 shares, which were granted or issued under the 2000 Plan as of December 31, 2002. Awards granted under the 2000 Plan expire on the date determined by the Plan Administrators as evidenced by the award agreement, but shall not expire later than ten years from the date the award is granted except for grants of restricted shares which expire at the end of a specified period if the specified service or performance conditions have not been met.

Stock Option Summary:

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



                                                               Weighted
                                                                Average
                                           Exercise Price      Exercise              Stock
                                              per Share          Price              Options
---------------------------------------------------------------------------------------------
Outstanding at January 1, 2000..........   $ 0.67  - 55.50     $ 16.91           3,157,926
   Granted..............................     9.28  - 21.31        9.80           1,015,500
   Exercised............................     4.00  - 15.00        8.69             (96,298)
   Canceled.............................     8.00  - 28.00       14.60             (29,826)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 2000........     0.67  - 55.50       15.34           4,047,302
   Granted..............................     7.25  - 10.68        8.67             608,000
   Exercised............................     0.67  -  9.31        8.84             (35,690)
   Canceled.............................     7.63  - 28.00        9.99             (60,500)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 2001........     1.00  - 55.50       14.60           4,559,112
   Granted..............................     0.51  -  1.35        0.83           3,272,710
   Canceled.............................     0.91  - 40.75       15.73          (3,358,489)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 2002........   $ 0.50  - 55.50      $ 3.69           4,473,333
---------------------------------------------------------------------------------------------

Options outstanding by price range at
   December 31, 2002....................   $ 0.51  -  0.51      $ 0.51             840,000
                                           $ 0.91  -  0.91      $ 0.91           1,791,770
                                           $ 1.00  -  7.13      $ 2.16             896,614
                                           $ 7.25  - 30.75      $13.02             907,449
                                           $31.25  - 55.50      $42.75              37,500
Exercisable at:
December 31, 2000.......................   $ 0.67  - 55.50      $17.99           1,955,916
December 31, 2001.......................   $ 1.00  - 55.50      $16.76           2,815,521
December 31, 2002.......................   $ 0.51  - 55.50      $ 6.24           2,117,521


     In accordance with APB Opinion No. 25 and related interpretations and in connection with accounting for the Company's stock-based compensation plans, the Company recorded $80,000 for the year ended December 31, 2000 with respect to variable stock options and options granted at less than fair value. Additionally, in January 1998, the Company issued loans to the Chief Executive Officer, President and Chief Financial Officer for the purpose of exercising stock options. In accordance with the accounting guidance for these types of loans,  the Company  recorded  deferred  compensation of $2.7 million related to these loans. The Company recorded $538,000, $538,000 and $540,000 of compensation expense related to these loans for each of the years ended December 31, 2002, 2001 and 2000, respectively. The deferred compensation related to these loans was fully amortized as of December 31, 2002, as such no further future amortization expense will be incurred.

     In November 2002, the Board of Directors approved a Stock Option Exchange Program for certain key employees. The program allowed these employees to exchange each fully vested stock option with an exercise price of greater than $5.00 for one-half share of restricted Common Stock. The restricted Common Stock will be fully vested by December 31, 2003. The total number of stock options exchanged and canceled under this program was 2,253,750 shares and the total number of restricted Common Stock issued was 1,126,875 shares. In accordance with the accounting guidance for this type of transaction, the Company recorded deferred compensation of $507,000, which is being amortized over the vesting period. As of December 31, 2002, the Company recorded amortization expense related to the restricted stock of $254,000.

SFAS No. 123 Pro Forma Disclosure:

     If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                         2002                   2001                   2000
     ----------------------------------------- --- ----------------- -- --------------------- -- ------------------
     Net loss
       As reported...........................        $ (15,960,000)           $ (16,402,000)        $ (25,993,000)
        Stock-based employee cost included
          in reported net loss...............              538,000                  538,000               540,000
       Pro forma stock-based employee
          compensation cost under SFAS No.
          123................................           (2,701,000)              (4,717,000)           (6,129,000)
                                                   -----------------    ---------------------    ------------------
        Pro forma............................        $ (18,123,000)           $ (20,581,000)        $ (31,582,000)
     ----------------------------------------- --- ----------------- -- --------------------- -- ------------------
     Loss per share - basic and diluted:
        As reported......................            $       (0.78)           $       (0.88)        $       (1.42)
        Pro forma........................            $       (0.88)           $       (1.10)        $       (1.73)
     ----------------------------------------- --- ----------------- -- --------------------- -- ------------------

     The fair value of each option grant was estimated using the Black-Scholes option pricing model using the Multiple Option approach whereby a separate fair value is computed for each vesting increment of an option. The following assumptions were used:


                                                         2002                   2001                 2000
     ----------------------------------------- --- ----------------- --- -------------------- -------------------
     Expected dividend yield.............                 0%                     0%                   0%
     Expected stock price volatility.....                75%                     50%                 50%
     Risk-free interest rate.............           3.10% - 5.00%           3.50% - 5.25%       5.75% - 6.00%
     Expected life of options............            2 - 4 years             2 - 4 years         2 - 4 years
     ----------------------------------------- --- ----------------- --- -------------------- -------------------

     Under these assumptions, the weighted average fair value of the stock option grants during the years ended December 31, 2002, 2001 and 2000 were $0.48, $3.77 and $4.38, respectively. These assumptions are highly subjective, in particular the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

     The weighted average remaining contractual life of options outstanding at December 31, 2002, 2001 and 2000 was 7.3 years, 6.3 years and 7.1 years, respectively.

Warrants:

     From time to time warrants are issued to consultants of the Company or will be issued in connection with an equity investment in the Company or in connection with other private placements. The following is a description of the significant warrants that have been issued over time:

1993 and 1994 Warrants:

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

1994 Convertible Note Warrants:

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

1995 Selling Agent and Consultant Warrants:

     In January 1995, in connection with a loan received from a principal of its designated selling agent, the Company issued warrants to purchase 15,000 shares of Common Stock. Each warrant provided for the purchase of one share of Common Stock at $10.67 per share with the warrants expiring December 31, 2000. Warrants to purchase all 15,000 shares of Common Stock were exercised during 2000.

     During 1995 in connection  with our initial  public  offering,  the Company issued warrants to purchase 805,000 shares of Common Stock to various consultants. Warrants covering 770,000 shares provided for the purchase of one share of Common Stock at $10.67 per share with the warrants expiring April 11, 2000. Warrants covering the remaining 35,000 shares provided for the purchase of one share of Common Stock at $34.75 per share with the warrants expiring November 20, 2000. Warrants to purchase 154,000 shares of Common Stock were exercised during 2000. As of December 31, 2000, warrants to purchase 651,000 shares of Common Stock expired and were cancelled accordingly and no further warrants are outstanding under the 1995 consultant warrants.

Consultant Warrants:

     From 1997 to 2001, the Company has issued warrants to various consultants in connection with consulting agreements and a co-development agreement. As of December 31, 2002, warrants to purchase a total of 365,000 shares of Common Stock remained outstanding related to the warrants granted from 1997 through 2001. These warrants were priced at the fair market value on the date of grant and the prices ranged from $7.00 to $30.75 per share with expiration dates ranging from January 2003 through January 2010. During 2002, the Company issued to a consultant a warrant to purchase 43,750 shares of Common Stock with an exercise price of $0.91 and expiration date of February 2012. The consulting agreements can be terminated by the Company at any time with only those warrants vested as of the date of termination exercisable. None of the above warrants were exercised in 2002, 2001 or 2000. As of December 31, 2002, warrants to purchase 88,000 shares of Common Stock expired and were cancelled accordingly.

     In connection with the consulting warrants the Company is required to record deferred compensation expense based on a Black-Scholes valuation model and amortized over the vesting period of the warrant. As of December 31, 2002 and 2001, the Company had deferred compensation balances of $11,000 and $3,000, respectively. The Company recorded an increase to deferred compensation associated with the change in the value of these warrants of $27,000 for the year ended December 31, 2002 and $205,000 for the year ended December 31, 2000 and for the year ended December 31, 2001, the Company reduced deferred compensation by $109,000. The fluctuations in deferred compensation are a result of variable accounting combined with a fluctuating stock price from period to period. The Company recorded compensation expense of $24,000, $25,000 and $224,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

1997 Private Placements:

     In 1997, in connection with three private equity placements as previously discussed, the Company issued warrants to purchase 1,416,000 shares of Common Stock with 50% of the warrants exercisable at $55.00 per share and 50% exercisable at $60.00 per share expiring in December 2001. For the purchasers of 900,000 shares, the warrant price was amended to be $35.00 per share and an additional 450,000 warrants at $35.00 per share were issued in accordance with the Amendment Agreement. These additional warrants also expired in December 2001. For the purchasers of 500,000 shares, the Company amended their warrant agreements by changing the warrant exercise price to $20.00 per share, reducing the number of warrant shares issued from 500,000 warrants to 450,000 warrants and adding a call provision to the warrant agreement allowing the Company to require the exercise of the warrants according to the terms of the amended warrant agreements. These warrants were subsequently amended again, to extend the expiration date to December 31, 2003 and reduce the exercise price to $1.00 per share. In addition, in connection with these private equity placements, the Company also issued warrants to purchase 250,000 shares of Common Stock to various selling agents. In consideration for reducing the exercise price to $1.00 per share and extending the expiration date to December 31, 2004, the warrant shares were reduced to 125,000 shares. As of December 31, 2002, none of the 1997 private placement warrants had been exercised and warrants to purchase 1,366,000 shares of Common Stock expired and were cancelled accordingly.

Pharmacia Warrants:

     During 1999 and 2000, in connection with the loans received under the Credit Agreement with Pharmacia, the Company issued 360,000 warrants to purchase Common Stock at an exercise price of $11.87 per share for 120,000 shares issued on May 10, 1999, $14.83 per share for 120,000 shares issued on November 12, 1999 and $20.62 per share for the final 120,000 shares issued on May 23, 2000. The warrants expire 5 years from the date of issuance. As of December 31, 2002 none of the warrants had been exercised.

2002 Private Placement:

     In August 2002, in connection with a private equity placement as previously discussed, the Company issued warrants to purchase 2,800,000 shares of Common Stock with an exercise price of $0.50 per share expiring in August 2007. The shares underlying these warrants have not been registered and the Company has also agreed to provide the investors certain registration rights in connection with this transaction.

2002 Convertible Debt Warrants:

     In connection with each borrowing under the Debt Agreement, the Company will issue to the Lenders a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for every $1.00 borrowed. The exercise price of each warrant will be equal to the greater of $1.00 per share or 150% of the average of the closing prices of Miravant's Common Stock for the ten (10) trading days preceding the date of the Note. In addition, upon execution of the Debt Agreement the Company issued the Lenders a warrant to acquire 250,000 shares of the Company's Common Stock, with an exercise price of $0.50 per share. Each warrant will terminate on December 31, 2008, unless previously exercised. The Company has also agreed to provide the Lenders certain registration rights in connection with this transaction. On December 19, 2002, the Company borrowed $1.0 million pursuant to the Debt Agreement, and issued the Lenders a warrant exercisable for 250,000 shares of our Common Stock at $1.17 per share.

Warrant Summary:

     As of December 31, 2002, the Company has warrants outstanding to purchase a total of 4,642,850 shares of its Common Stock at an average exercise price of $2.56, with expiration dates ranging from January 2003 through February 2012. The following table provides further detail on the warrants outstanding by price range:



                                                                Exercise Price      Weighted Average         Warrant
                                                                  per Share          Exercise Price          Shares
-------------------------------------------------------------------------------------------------------------------------
Warrants outstanding by price range at December 31, 2002.....  $ 0.50  -   0.50          $  0.50           3,050,000
                                                               $ 0.91  -  11.87          $  3.48           1,272,850
                                                               $13.31  -  28.00          $ 17.84             300,000
                                                               $30.75  -  30.75          $ 30.75              20,000
                                                              ------------------------------------------------------------
Total warrants outstanding at December 31, 2002................$ 0.50  -  30.75          $  2.56           4,642,850
==========================================================================================================================


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

     In December 1996, the Board of Directors approved the Miravant Medical Technologies 401(k) - Employee Stock Ownership Plan or the ESOP which provides substantially all employees with the opportunity for long-term benefits. The ESOP was implemented by management on July 1, 1998 and operates on a calendar year basis. In conjunction with the ESOP, the Company registered with the Securities and Exchange Commission 300,000 shares of the Company's Common Stock for purchase by the ESOP. The ESOP provides for eligible employees to allocate pre-tax deductions from payroll which are used to purchase the Company's Common Stock at fair market value on a bi-weekly basis. The ESOP also provides for a discretionary contribution made by the Company based on the amounts contributed by the participants. The amount to be contributed by the Company is determined by the Board of Directors prior to the start of each plan year. Company contributions, which the Board of Directors determined to be 100% for the 2002, 2001 and 2000 plan years, are made on a quarterly basis and vest over a five year period. Total Company matching contributions for 2002, 2001 and 2000 were not significant.

5.        Provision for Income Taxes

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards, credits and temporary differences between the financial statements and tax basis of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:




                                                             2002                           2001
                                                 ----------------------------------------------------------------
                                                      Current      Non-current       Current       Non-current
                                                 --------------------------------------------------------------
      Deferred tax assets:
        Uniform capitalization..................       $     --     $      --       $ 75,000     $      --
        Other accruals and reserves.............        106,000            --        168,000            --
        Capitalized research and development....             --       778,000             --       778,000
        Non-cash loss in investment.............             --     1,749,000                    1,493,000
        Net operating losses and tax credits....             --    70,190,000             --    69,564,000
                                                 --------------------------------------------------------------
      Total deferred tax assets.................        106,000    72,717,000        243,000    71,835,000
      Deferred tax liabilities:
        Amortization and depreciation
        expense.................................             --     1,541,000             --       953,000
        Federal benefit for state income taxes            7,000     2,539,000         17,000     2,677,000
                                                 --------------------------------------------------------------
      Total deferred tax liabilities............          7,000     4,080,000         17,000     3,630,000
                                                 --------------------------------------------------------------
      Net deferred tax assets...................         99,000    68,637,000        226,000    68,205,000
      Less valuation reserve....................        (99,000)  (68,637,000)      (226,000)  (68,205,000)
                                                 --------------------------------------------------------------
                                                    $      --   $        --        $      --    $       --
                                                 ==============================================================

     The Company has net operating loss carryforwards for federal tax purposes of $170.5 million, which expire in the years 2003 to 2022. Research credit carryforwards aggregating $9.0 million are available for federal and state tax purposes and expire in the years 2003 to 2022. The Company also has a state net operating loss carryforward of $36.4 million which expires in the years 2003 to 2007. Of the $36.4 million in state net operating loss carryforwards, $19.4 million will expire during 2003 and 2004. Under Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating losses may be limited based on changes in the percentage of ownership in the Company.

6.    Commitments and Contingencies

     The Company has entered into agreements with various parties to perform research and development and conduct clinical trials on behalf of the Company. For the research and development agreements, the Company has the right to use and license, patent and commercialize any products resulting from these agreements. The Company does not have any financial commitments with respect to these agreements and records these expenses as the services and costs are incurred. The Company has also entered into licensing and OEM agreements to develop, manufacture and market drugs and devices for photodynamic therapy and other related uses. The agreements provide for the Company to receive or pay royalties at various rates. The Company has recorded royalty income received from device sales of $75,000 for the year ended December 31, 2001 and no royalty income for the years ended December 31, 2000 and 2002. Additionally, for the years ended December 31, 2002, 2001 and 2000, the Company has not paid any royalties under these agreements.

     In 1994, the Company entered into a development and commercial supply agreement with Pharmacia to receive formulation and packaging services for one of the Company's drugs at specified prices. For the years ended December 31, 2002, 2001 and 2000 the Company paid $5,000, $38,000 and $372,000 respectively, and recorded as expense $5,000, $21,000 and $308,000 respectively, primarily for the cost of drug formulation and development. In 1998, the rights and obligations under this agreement were transferred to Fresenius AG with operating terms remaining the same.

     Under the prior License Agreements, Pharmacia has provided the Company with funding and development for the right to sell and market the funded products once approved. For the years ended December 31, 2002, 2001 and 2000 the Company recorded license revenues of $20,000, $302,000 and $4.5 million respectively, related to the reimbursement of certain preclinical studies and clinical trial costs. In March 2002, all License Agreements with Pharmacia were terminated.

     Certain of the Company's research has been funded in part by Small Business Innovation Research and/or National Institutes of Health grants. As a result of such funding, the United States Government has or will have certain rights in the technology developed which includes a non-exclusive, worldwide license under such inventions of any governmental purpose and the right to require the Company to grant an exclusive license under any of such inventions to a third party based on certain criteria. The Company recorded no income from grants for the year ended December 31, 2002 and 2001 and recorded $112,000 for the year ended December 31, 2000.

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

7.       Leases

     During 2002, the Company had leases for four buildings for a total average monthly rental expense of approximately $124,000. One of the leases was assumed by an unrelated party in its entirety in March 2002. Another lease was sublet in December 1999 to two separate parties and expires in August 2003 at the same time as our lease. Currently sublease rental income from these parties is $37,000 per month, which represents most of the Company's rental cost. A third lease, which formerly contained our bulk API manufacturing operations, has been assumed by an unrelated party from January 1, 2003 through December 31, 2005 and pays the full cost of the building directly to the landlord. The Company will be responsible for the lease for the remainder of the term of the lease from January 1, 2006 through March 2006 at a monthly cost currently at $26,000. The final lease, which currently contains the entire operations of the Company, expires in August 2003 with two one-year options available to renew. The monthly base rent amount is approximately $52,000. All leases and subleases provide for annual rental increases based upon a consumer price index and all sublease rental income is netted against the Company's rent expense.

     In May 2001, in connection with the Asset Purchase Agreement, Pharmacia agreed to assume the lease obligations and related building property taxes through December 31, 2003 for the Company's bulk API manufacturing facility. The total amount of the rental and property tax payments made by Pharmacia were accounted for as a capital contribution and rent expense, or as a component of cost of goods sold, over the lease obligation term. In 2002, Pharmacia paid $40,000 related to the rent for the bulk API manufacturing facility, of which the Company recorded $10,000 as rent expense and $30,000 as cost of good sold. In 2001, Pharmacia paid $194,000 related to the rent and property taxes for the bulk API manufacturing facility, of which the Company has recorded $50,000 as rent expense, $110,000 as cost of goods sold and $34,000 into the value of the year end bulk API inventory. In March 2002, the 2001 Credit Agreement was amended and the Company had agreed to reassume the lease obligations and related property taxes through the remainder of the lease term, or March 2006. As of January 2003, this facility was subleased through December 2005.

     Future minimum operating lease payments, net of sublease rental income, are as follows:



                                                      Lease Amount             Minimum
                                                         Payable          Sublease Revenues           Net
                                                    ------------------   --------------------  ------------------
        2003.......................................... $ 1,112,000           $    684,000           $  428,000
        2004..........................................     324,000                324,000                   --
        2005..........................................     332,000                332,000                   --
        2006..........................................      83,000                     --               83,000
        2007 and thereafter...........................          --                     --                   --
                                                    ------------------   --------------------  ------------------
        Total minimum lease payments.................. $ 1,851,000           $  1,340,000            $ 511,000
                                                    ------------------   --------------------  ------------------

     Rent expense was $1.1 million for each of the years ended December 31, 2002, 2001 and 2000, respectively, net of sublease income of $408,000, $384,000 and $365,000, respectively.

8.       Related Party Transactions

     In April 1998, the Company entered into a $2.0 million revolving credit agreement with its affiliate, Ramus. Between 1998 and 1999, Ramus borrowed the entire $2.0 million available under the credit agreement. As of December 31, 2002, the balance of the loan, including principal and accrued interest, was $2.7 million. The loan, which was used to fund Ramus' clinical trials and operating costs, accrues interest at a variable rate (4.25% as of December 31, 2002) based on the Company's bank rate. In March 2000, the loan term was extended indefinitely. It was determined that it was probable that the Company would be unable to collect the amounts due from Ramus under the contractual terms of the loan agreement. Therefore, the Company has established a reserve for the entire outstanding balance of the loan receivable at December 31, 2002 and 2001 and no interest income is being accrued under the loan. The Company is currently in discussions with Ramus to convert the entire amount of the loans receivable from Ramus, including accrued and unpaid interest to Ramus preferred stock.

     In July 1996, a partner in a law firm used by the Company for outside legal counsel was elected by the Board of Directors to serve as Secretary of the Company. In connection with general legal services provided by the law firm, the Company recorded as expense $47,000, $55,000 and $40,000 for the years ended December 31, 2002, 2001 and 2000, respectively. From 1996 through December 31, 2002, this individual's law firm has received warrants to purchase a total of 131,250 shares of Common Stock for his services as acting in-house legal counsel and Secretary of the Company.

9.       Fair Value of Financial Instruments

     The following is information concerning the fair value of each class of financial instrument as of December 31, 2002 and 2001:

Cash, cash equivalents, accounts receivable and marketable securities:

     The carrying amounts of cash, cash equivalents, accounts receivable and marketable equity securities approximate their fair values. Fair values of cash equivalents and marketable securities are based on quoted market prices.

Debt:

     At December 31, 2002, the fair value of the Company's obligations are approximately $11.1 million estimated based on the Company's current incremental borrowing rate or similar types of financing arrangements. At December 31, 2001, the carrying amount of the Company's obligations approximate their fair values due to variable interest rates on these obligations.

10.       Investments in Affiliate

     During 2000 and again in 2002, the Company determined that the decline in the value of its investment in Xillix was other-than-temporary. Since the Company made the investment in June 1998, the value of the Xillix common stock had decreased by approximately 70% through 2000 and approximately an additional 20% through 2002 and had been at similar levels for at least nine months prior to the write-down. In December 2000, the Company recognized a loss write-down totaling $3.5 million and in December 2002 another $598,000 loss write-down was recorded, to reduce its investment in Xillix to its estimated current fair value based on quoted market prices as of December 31, 2002. This loss is included in "Non-cash loss in investment" in the consolidated statements of operations, stockholders' equity (deficit) and cash flows. As of December 31, 2002, the Company still holds the 2,691,904 shares of Xillix common stock received in the original investment transaction. The adjusted cost basis in the investment is
$393,000 and this investment will continue to be classified as an available-for-sale investment recorded at fair value with any resulting unrealized gains or losses included in "Accumulated other comprehensive loss" in the consolidated balance sheet and statement of stockholders' equity (deficit).

11.      Quarterly Results of Operations (Unaudited)


                                                                                    Three Months Ended
                                                        ----------------------------------------------------------------------------
2001:                                                      March 31,           June 30,          September 30,        December 31,
                                                        ----------------    ---------------    ------------------    ---------------
Revenues.........................................         $      82,000       $  2,483,000         $     783,000       $  1,335,000
Costs and expenses...............................             4,549,000          4,786,000             5,346,000          5,649,000
Net interest and other income (expense)..........              (327,000)           275,000              (337,000)          (366,000)
                                                        ----------------    ---------------    ------------------    ---------------
Net loss.........................................         $  (4,794,000)      $ (2,028,000)        $  (4,900,000)      $ (4,680,000)
                                                        ================    ===============    ==================    ===============

Net loss per share:
    Basic and diluted............................        $        (0.26)      $      (0.11)        $       (0.26)      $      (0.25)
                                                        ================    ===============    ==================    ===============

2002:
Revenues.........................................        $      499,000       $         --         $         --        $         --
Costs and expenses...............................             4,767,000          3,622,000            3,911,000           3,454,000
Net interest and other income (expense)..........              (207,000)            44,000               38,000            (580,000)
                                                        ----------------    ---------------    ------------------    ---------------
Net loss.........................................        $   (4,475,000)      $ (3,578,000)        $ (3,873,000)       $ (4,034,000)
                                                        ================    ===============    ==================    ===============

Net loss per share:
    Basic and diluted............................        $        (0.24)      $      (0.19)        $      (0.19)       $      (0.16)
                                                        ================    ===============    ==================    ===============

12.       Subsequent Events

     In January 2003, February 2003 and March 2003, the Company received borrowings of $1.0 million in each of those months under the Debt Agreement and the Company issued the Lenders a Note convertible into Common Stock at a per share price of $0.97, $1.62 and $1.53, respectively. In addition, in connection with these borrowings, the Company issued three separate of warrants of 250,000 shares each at exercise prices of $1.16 per share, $1.95 per share and $1.83 per share, related to the January 2003, February 2003 and March 2003 borrowings, respectively.

     In connection with the Debt Agreement, the Lenders obligation to fund each borrowing request is subject to material conditions described in the Debt Agreement. In addition, the Lenders may terminate its obligations under the Debt Agreement if: (i) Miravant has not filed an NDA by March 31, 2003, (ii) such filing has been rejected by the Federal Drug Administration, or (iii) Miravant, in the reasonable judgment of the Lenders, is not meeting its business objectives. In March 2003, the Company has received a waiver from the Lenders with regard to the NDA filing deadline of March 31, 2003. This deadline has been extended to the end of the third quarter of 2003.

     In March 2003, the Company finalized the negotiation with Pharmacia for an extension on its first debt payment of $5.0 million, which was due on March 5, 2003. The first payment of $5.0 million is now due on June 30, 2003. In connection with the extension of the first debt payment date, the Company agreed to pay a total of $250,000 payable in two installments of $125,000 each on March 24, 2003 and April 17, 2003. This amount related to the interest accrued through March 5, 2003 of $229,000 as well as an extension fee of $21,000. The Company paid the first installment of $125,000 on March 24, 2003.

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

ITEM 14.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Annual Report on Form 10-K, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls.

     Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

     (i)  The following  financial  statement  documents are included as part of
          Item 8 to this Form 10-K:

                  Index to Consolidated Financial Statements:        Page

                  Report of Independent Auditors                      61
                  Consolidated Balance Sheets as of
                      December 31, 2002 and 2001                      62
                  Consolidated Statements of Operations for the
                      years ended December 31, 2002, 2001 and 2000    63
                  Consolidated Statements of Stockholders'
                      Equity (Deficit) for the years ended December 31,
                      2002, 2001 and 2000                             64
                  Consolidated Statements of Cash Flows for the
                      years ended December 31, 2002, 2001 and 2000    65
                  Notes to Consolidated Financial Statements          66

         (ii)     Schedules required by Article 12 of Regulation S-X:

                  All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(b)               Index to Exhibits:

                  See Index to Exhibits on pages 87 to 90

(c)               Reports on Form 8-K:

                           On December 19, 2002, Miravant Medical Technologies announced that it entered into a Convertible Debt and Warrant Purchase Agreement, or Debt Agreement, with a group of private accredited investors, or the Lenders. The $12.0 million Debt Agreement allows the Company to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount is $12.0 million with the last available borrowing in November 2003.

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

4.13            Form of $20 Private Placement Warrant Agreement Amendment No. 1.                            [I] [4.13]
4.14            Form of Common Stock Purchase Warrant between the Registrant and Nida & Maloney.
4.15            Form of Common Stock Purchase Warrant between the Registrant and Pharmacia Corporation.
4.16            Preferred Stock Rights Agreement dated July 13, 2000.                                       [H] [4.1]
4.17            Form of Common Stock Purchase Warrant between the Registrant and Purchasers.                [BB] [10.3]
4.18            Form of Note Warrant between the Registrant and the Purchaser.                              [CC] [10.4]
10.1            Master Lease Agreement dated March 16, 1993 between the Registrant and Citicorp Leasing,
                Inc.                                                                                        [A][10.2]
10.2            Standard Industrial / Commercial Lease dated June 10, 1992 between the Registrant and
                Santa Barbara Research Center.                                                              [A][10.3]
10.3            Addendum to Standard Industrial / Commercial Lease dated June 10, 1992 between the
                Registrant and Santa Barbara Research Center.                                               [A][10.4]
10.4            Roof Agreement dated October 26, 1993 between the Registrant and Santa Barbara Research
                Center.                                                                                     [A][10.5]
10.5            Employment Agreement dated as of October 1, 1992 between PDT Pharmaceuticals, Inc. and
                Dr. Gary S. Kledzik.**                                                                      [A][10.6]
10.6            PDT, Inc. Stock Option Plan dated September 19, 1989.**                                     [A][10.9]
10.7            PDT, Inc. Stock Option Plan dated September 3, 1992.**                                      [A][10.10]
10.8            PDT, Inc. 1994 Stock Option Plan dated December 2, 1994.**                                  [A][10.11]
10.9            PDT, Inc. Non-Employee Directors' Stock Option Plan.**                                      [A][10.12]
10.10           Letter Agreement dated December 6, 1993 between the Registrant and Cordis Corporation.*     [J][10.13]
10.11           Letter Agreement dated December 10, 1993 between the Registrant and Boston Scientific
                Corporation.*                                                                               [J][10.14]
10.12           License Agreement dated July 1, 1989 between the Registrant and The University of Toledo,
                The Medical College of Ohio and St. Vincent Medical Center as amended.*                     [J][10.17]
10.13           License and Distribution Agreement dated April 1, 1992 between the Registrant and
                Laserscope, a California Corporation.*                                                      [J][10.18]
10.14           Form of Directors' and Officers' Indemnification Agreement.                                 [A][10.22]
10.15           OEM Agreement dated June 1, 1992 between the Registrant and Laserscope, a California
                Corporation.*                                                                               [J][10.23]
10.16           Employment Agreement with David E. Mai dated February 1, 1991, as amended.**                [J][10.24]
10.17           Form of Consulting Agreement.                                                               [K][10.1]
10.18           Amendment to PDT, Inc. Stock Option Plan dated September 19, 1989.**                        [L] [10.1]
10.19           Amendment to PDT, Inc. 1994 Stock Option Plan dated December 2, 1994.**                     [L][10.2]
10.20           Employment Agreement with John M. Philpott dated as of March 20, 1995, as amended.**        [M] [10.43]
10.21           Form of Amended and Restated Financial Services Agreement between Registrant and HAI
                Financial, Inc.                                                                             [M] [10.46]
10.22           Development and Distribution Agreement between Registrant and Iridex Corporation.*          [N][10.1]
10.23           Commercial Lease Agreement between Registrant and Santa Barbara Business Park, a            [N][10.2]
                California Limited Partnership.(1)

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

10.38           Credit Agreement between the Registrant and the Lender.*                                    [U][10.2]
10.39           Warrant Agreement between the Registrant and Pharmacia & Upjohn, Inc.*                      [U][10.3]
10.40           Security Agreement between the Registrant and the Secured Party.*                           [U][10.4]
10.41           Registration Rights Agreement between the Registrant and Pharmacia & Upjohn, Inc.*          [U][10.5]
10.42           Amended and Restated Ophthalmology Development & License Agreement between the Registrant
                and Pharmacia & Upjohn AB.*                                                                 [U][10.6]
10.43           Cardiovascular Right of First Negotiation between the Registrant and Pharmacia & Upjohn,
                Inc.*                                                                                       [U][10.7]
10.44           Amendment No. 8 dated as of January 1, 2000 to Employment Agreement between the
                Registrant and Gary S. Kledzik.**                                                           [V][10.1]
10.45           Amendment No. 13 dated as of January 1, 2000 to Employment Agreement between the
                Registrant and David E. Mai.**                                                              [V][10.2]
10.46           Amendment No. 5 dated as of January 1, 2000 to Employment Agreement between the
                Registrant and John M. Philpott.**                                                          [V][10.3]
10.47           Miravant Medical Technologies 2000 Stock Compensation Plan                                  [W] [4.1]
10.48           Amended and Restated Credit Agreement dated May 24, 2001 between the Registrant and         [Y]
                Pharmacia Treasury Services AB.**

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

10.51           APA Escrow Agreement dated May 31, 2001 between the Registrant and Pharmacia & Upjohn       [Y]
                Company.

10.52           API Escrow Agreement dated May 24, 2001 between the Registrant and Pharmacia & Upjohn       [Y]
                Company.

10.53           Amended and Restated Development and License Agreement dated June 8, 1998 between the       [T]
                Registrant and Pharmacia & Upjohn S.p.A.*

10.54           Amendment dated as of December 16, 1996 to Product Supply Agreement between Registrant      [Z] [10.20+]
                and Pharmacia & Upjohn S.p.A. and Pharmacia & Upjohn AB.
10.55           SnET2 Device Supply Agreement for Ophthalmology dated as of December 20, 1996 between       [Z] [10.21+]
                Registrant and Pharmacia & Upjohn AB.
10.56           Amendment No. 9 dated as of January 1, 2001 to Employment Agreement between the             [X] [10.1]
                Registrant and Gary S. Kledzik.**
10.57           Amendment No. 14 dated as of January 1, 2001 to Employment Agreement between the            [X] [10.2]
                Registrant and David E. Mai.**
10.58           Amendment No. 6 dated as of January 1, 2001 to Employment Agreement between the             [X] [10.3]
                Registrant and John M. Philpott.**
10.59           Contract Modification and Termination Agreement dated March 5, 2002 between the             [AA] [10.1]
                Registrant and Pharmacia Corporation.
10.60           Securities Purchase Agreement dated August 28, 2002 between the Registrant and the          [BB] [10.1]
                Purchasers.

10.61           Registration Rights Agreement dated August 28, 2002 between the Registrant and the          [BB] [10.2]
                Purchasers.

10.62           Common Stock Warrant  Purchase  Certificate  dated August 28, 2002 between the  Registrant  [BB] [10.3]
                and the Purchasers.
10.63           Convertible  Debt and Warrant  Purchase  Agreement  dated  December  19, 2002  between the  [CC] [10.1]
                Registrant and the Purchaser.
10.64           Registration Rights Agreement dated December 19, 2002 between the Registrant and the        [CC] [10.2]
                Purchaser.

10.65           Form of Convertible Promissory Note between the Registrant and the Purchaser.               [CC] [10.3]
10.66           Form of Note Warrant between the Registrant and the Purchaser.                              [CC] [10.4]
10.67           Loan  Origination  Warrant  dated  December  20,  2002  between  the  Registrant  and  the  [CC] [10.5]
                Purchaser.

21.1            Subsidiaries of the Registrant.
23.1            Consent of Independent Auditors.
99.1            Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18
                u.s.c. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

-------------------------------------------


[A] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[B] Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[C] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1995, as amended on Form 10-Q/A dated December 6, 1995 (File No. 0-25544).
[D] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended September 30, 1998 (File No. 0-25544).
[E] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Registration Statement on Form S-3 dated July 30, 1998 (File No. 333-39905).
[F] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated June 30, 1998 (File No. 0-25544).
[G] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended March 31, 1998 (File No. 0-25544).
[H] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8A dated July 18, 2000 (File No. 0-25544).
[I] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-K for the year ended December 31, 1999 (File No. 0-25544).
[J] Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 33-87138).
[K] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated June 22, 1995 (File No. 0-25544).
[L] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended September 30, 1995 (File No. 0-25544).
[M] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-K for the year ended December 31, 1995 (File No. 0-25544).
[N] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1996 (File No. 0-25544).
[O] Incorporated by reference from the Registrant's 1996 Definitive Proxy Statement filed June 18, 1996
[P] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended September 30, 1996 (File No. 0-25544).
[Q] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-25544).
[R] Incorporated by reference from the Registrant's 1996 Definitive Proxy Statement filed April 24, 1997.
[S] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-25544).
[T] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25544).
[U] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated January 15, 1999 (File No. 0-25544).
[V] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended March 31, 1999 (File No. 0-25544).
[W] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form S-8 dated August 29, 2000 (File No. 0-25544).
[X] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended March 31, 2001 (File No. 0-25544).
[Y] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 2001 (File No. 0-25544).
[Z] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-25544).
[AA] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated March 11, 2002 (File No. 0-25544).
[BB] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated September 3, 2002 (File No. 0-25544).
[CC] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated December 19, 2002 (File No. 0-25544).

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

Dated:  March 28, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                   Title                                                Date

/S/ Gary S. Kledzik                         Chairman of the Board, Director,                     March 28, 2003
------------------------------------        and Chief Executive Officer,
    Gary S. Kledzik, Ph.D.                 (Principal Executive Officer)


/S/ David E. Mai                            Director and President                               March 28, 2003
------------------------------------
    David E. Mai

/S/ John M. Philpott                        Chief Financial Officer and Treasurer                March 28, 2003
------------------------------------       (Principal Financial Officer and
    John M. Philpott                        Principal Accounting Officer)


/S/ Larry S. Barels                         Director                                            March 28, 2003
------------------------------------
    Larry S. Barels

/S/ Charles T. Foscue                       Director                                            March 28, 2003
------------------------------------
    Charles T. Foscue
