Form 10-Q
period 2003-03-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2003-05-15
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        _________________________________

                                    FORM 10-Q


|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 0-25544

                          MIRAVANT MEDICAL TECHNOLOGIES
________________________________________________________________________________
                  (Exact name of Registrant as specified in its charter)


      Delaware                                              77-0222872
________________________________________________________________________________
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                    336 Bollay Drive, Santa Barbara, California 93117
________________________________________________________________________________
               (Address of principal executive offices, including zip code)


                                 (805) 685-9880
________________________________________________________________________________
                   (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                               Outstanding at May 9, 2003
      -----                               --------------------------
Common Stock, $.01 par value                     24,282,743

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Condensed Consolidated Financial Statements

         Condensed consolidated balance sheets as of March 31, 2003 and
          December 31, 2002................................................    3

         Condensed consolidated statements of operations for the three
          months ended March 31, 2003 and 2002.............................    4

         Condensed consolidated statement of stockholders' equity for the
          three months ended March 31, 2003................................    5

         Condensed consolidated statements of cash flows for the three
          months ended March 31, 2003 and 2002.............................    6

         Notes to condensed consolidated financial statements..............    7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   11

Item 3.  Qualitative and Quantitative Disclosures About Market Risk........   40

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.........................   40

Item 6.  Exhibits and Reports on Form 8-K..................................   40

         Signatures........................................................   41

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    MIRAVANT MEDICAL TECHNOLOGIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                          March 31,     December 31,
                       Assets                                                2003           2002
                                                                      -------------    -------------
                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents ......................................   $     581,000    $     723,000
   Prepaid expenses and other current assets ......................         320,000          551,000
                                                                      -------------    -------------
Total current assets ..............................................         901,000        1,274,000

Property, plant and equipment:
   Vehicles .......................................................          28,000           28,000
   Furniture and fixtures .........................................       1,398,000        1,389,000
   Equipment ......................................................       5,523,000        5,531,000
   Leasehold improvements .........................................       3,561,000        3,495,000
                                                                      -------------    -------------
                                                                         10,510,000       10,443,000
   Accumulated depreciation .......................................      (9,954,000)      (9,837,000)
                                                                      -------------    -------------
                                                                            556,000          606,000

Investments in affiliates .........................................         403,000          393,000
Deferred financing costs ..........................................         932,000          379,000
Patents, net ......................................................         965,000          978,000
Other assets ......................................................         156,000          139,000
                                                                      -------------    -------------
Total assets ......................................................   $   3,913,000    $   3,769,000
                                                                      =============    =============

        Liabilities and stockholders' equity (deficit)

Current liabilities:
   Accounts payable ...............................................   $   1,463,000    $   1,361,000
   Accrued payroll and expenses ...................................         431,000          628,000
   Short-term debt ................................................       5,133,000        5,238,000
                                                                      -------------    -------------
Total current liabilities .........................................       7,027,000        7,227,000

Long-term liabilities:
  Convertible debt ................................................       4,060,000        1,003,000
  Long-term debt ..................................................       5,555,000        5,555,000
  Sublease security deposits ......................................          94,000           94,000
                                                                      -------------    -------------
Total long-term liabilities .......................................       9,709,000        6,652,000

Stockholders' equity (deficit):
   Common stock, 50,000,000 shares authorized; 24,272,305 and
     24,225,089 shares issued and outstanding at March 31, 2003 and
     December 31, 2002, respectively...............................     180,782,000      180,255,000
   Notes receivable from officers .................................        (560,000)        (570,000)
   Deferred compensation ..........................................        (174,000)        (266,000)
   Accumulated other comprehensive loss ...........................          10,000               --
   Accumulated deficit ............................................    (192,881,000)    (189,529,000)
                                                                      -------------    -------------
Total stockholders' equity (deficit) ..............................     (12,823,000)     (10,110,000)
                                                                      -------------    -------------
Total liabilities and stockholders' equity (deficit) ..............   $   3,913,000    $   3,769,000
                                                                      =============    =============
See accompanying notes

                                MIRAVANT MEDICAL TECHNOLOGIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                                                                        Three months
                                                                           ended
                                                                          March 31,
                                                               ----------------------------
                                                                  2003                 2002
                                                               ------------    ------------
Revenues:
 License-contract research and development ..........          $         --    $     20,000
 Bulk active pharmaceutical ingredient (API) sales...                    --         479,000
                                                               ------------    ------------
Total revenues ......................................                    --         499,000

Costs and expenses:
 Cost of API sales ..................................                    --         479,000
 Research and development ...........................             1,875,000       2,917,000
 Selling, general and administrative ................             1,373,000       1,371,000
                                                               ------------    ------------
Total costs and expenses ...........................              3,248,000       4,767,000

Loss from operations ...............................             (3,248,000)     (4,268,000)

Interest and other income (expense):
 Interest and other income ..........................                20,000          74,000
 Interest expense ...................................              (106,000)       (281,000)
 Loss on sale of assets .............................               (18,000)             --
                                                               ------------    ------------
Total net interest and other expense ...............               (104,000)       (207,000)
                                                               ------------    ------------

Net loss ...........................................           $ (3,352,000)   $ (4,475,000)
                                                               ============    ============
Net loss per share - basic and diluted .............           $      (0.14)   $      (0.24)
                                                               ============    ============
Shares used in computing net loss per share ........             24,250,735      18,876,474
                                                               ============    ============
See accompanying notes.

                                                    MIRAVANT MEDICAL TECHNOLOGIES
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (Unaudited)
                                                               Notes                   Accumulated
                                                            Receivable     Deferred       Other
                                      Common Stock             from      Compensation  Comprehensive   Accumulated
                                    Shares       Amount       Officers    and Interest     Loss          Deficit            Total
                                  ----------  ------------  ----------   ------------- -------------  --------------   -------------
Balance at December 31, 2002....  24,225,089  $180,255,000  $(570,000)   $   (266,000)  $         --  $(189,529,000)   $(10,110,000)
 Comprehensive loss:
   Net loss.....................          --            --         --              --             --     (3,352,000)     (3,352,000)
   Net change in accumulated
   other comprehensive loss.....          --            --         --              --         10,000             --          10,000
                                                                                                                        ------------
Total comprehensive loss........                                                                                         (3,342,000)

Issuance of stock awards and
 ESOP contribution..............      47,216        11,000         --              --             --             --          11,000
Deferred compensation and
 deferred interest related to
 warrants granted..............           --       516,000         --         (24,000)            --             --         492,000
Non-cash interest on officer
 notes.........................           --            --    (14,000)             --             --             --         (14,000)
Reserve for officer notes......           --            --     24,000              --             --             --          24,000

Amortization of deferred
 compensation..................           --            --         --         116,000             --             --          116,000
                                  ----------  ------------  ----------   ------------- -------------  --------------   -------------
Balance at March 31, 2003......   24,272,305  $180,782,000  $(560,000)   $   (174,000) $      10,000  $(192,881,000)   $(12,823,000)
                                  ==========  ============  ==========   ============= =============  ==============   =============

See accompanying notes.

                                    MIRAVANT MEDICAL TECHNOLOGIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                       Three months ended March 31,
                                                                             2003           2002
                                                                     ---------------   -------------
Operating activities:
Net loss .........................................................     $ (3,352,000)   $ (4,475,000)
Adjustments to reconcile net loss to net cash used by operating activities:
 Depreciation and amortization ....................................         146,000         255,000
 Amortization of deferred compensation ............................         116,000         142,000
 Loss on sale of equipment ........................................          18,000              --
 Stock awards .....................................................          11,000              --
 Non-cash interest and amortization of deferred
  financing costs on long-term debt................................          86,000         338,000
 Provision for employee and officer loans, net of non-cash
  interest on related loans........................................          13,000              --
 Changes in operating assets and liabilities:
  Accounts receivable .............................................              --       4,438,000
  Inventories .....................................................              --         395,000
  Prepaid expenses and other assets ...............................         211,000         (45,000)
  Accounts payable and accrued payroll ............................         (95,000)       (569,000)
                                                                       ------------    ------------
Net cash provided by (used in) operating activities................      (2,846,000)        479,000

Investing activities:
 Purchases of marketable securities ...............................              --     (19,080,000)
 Proceeds from sales of marketable securities .....................              --      19,084,000
 Purchases of patents .............................................         (16,000)             --
 Purchases of property, plant and equipment .......................         (85,000)             --
                                                                       ------------    ------------
 Net cash provided by (used in) investing activities ..............        (101,000)          4,000

Financing activities:
 Proceeds from promissory notes, net ..............................       2,910,000              --
 Payment on short-term debt .......................................        (105,000)             --
 Advances of note to officer ......................................              --         (90,000)
                                                                       ------------    ------------
 Net cash provided by (used in) financing activities...............       2,805,000         (90,000)

 Net (decrease) increase in cash and cash equivalents..............        (142,000)        393,000
 Cash and cash equivalents at beginning of period..................         723,000       1,458,000
                                                                       ------------    ------------
Cash and cash equivalents at end of period ........................    $    581,000    $  1,851,000
                                                                       ============    ============
 Supplemental disclosures:
 Cash paid for:
  State taxes ......................................................   $      3,000    $      3,000
                                                                       ============    ============
  Interest .........................................................   $    125,000    $      1,000
                                                                       ============    ============
See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

    The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at March 31, 2003 and for the three month period ended March 31, 2003 and 2002, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company's independent auditors, Ernst & Young LLP, have indicated in their report accompanying the December 31, 2002 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question. Through March 31, 2003, the Company had an accumulated deficit of $192.9 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the cost of preparing and filing a New Drug Application, or NDA, and related follow-up expenses, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. The Company also expects these operating losses to fluctuate due to its ability to fund the research and development programs as well as the operating expenses of the Company.

    The Company is continuing its scaled back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing an NDA, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support the Company's cost structure. In December 2002, the Company entered into a $12.0 million Convertible Debt and Warrant Agreement, or Debt Agreement, with a group of private accredited investors, or the Lenders, that provides the Company the availability to borrow up to $1.0 million per month through November 2003. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the Lenders. As of May 14, 2003, the Company had borrowed $5.0 million under the Debt
    Agreement. Also, the Company's first payment on the debt due to Pharmacia Corporation, or Pharmacia, in the amount of $5.0 million, plus interest from March 5, 2003 to the payment date, is due on June 30, 2003. On April 16, 2003, Pharmacia was acquired by Pfizer Inc. Pharmacia survived the transaction as a wholly owned subsidiary of Pfizer Inc. If the Company cannot make the scheduled payment or negotiate new terms for the debt repayment with Pharmacia, then Pharmacia can exercise all of its rights to secure all of the collateral under the agreement, which includes all of the Company's assets. Executive management of Miravant believes the Company can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003, especially based on the Company's announcement that it intends to file an NDA in 2003. However, there can be no assurance that the Company will receive the remaining $7.0 million under the Debt Agreement, if certain requirements are not met or are not satisfactory to the Lenders, there is no guarantee that the Company will be able to make the scheduled debt payment to Pharmacia or that new debt repayment terms will be timely negotiated, if at all, and there is no guarantee that the Company will be successful in obtaining additional financing or that financing will be available on favorable terms. If additional funding is not available when required, the Company's executive management believes that as long as Miravant receives the remaining $7.0 million available to the Company under the Debt Agreement and the debt payment due to Pharmacia on June 30, 2003 has been paid or is extended into 2004, then the Company has the ability to conserve cash required for operations through December 31, 2003 by the delay or reduction in scope of one or more of its research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures.

    The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates and such differences may be material to the condensed consolidated financial statements.

2.  Comprehensive Loss
    ------------------

    For the three months ended March 31, 2003 and 2002, comprehensive loss amounted to approximately $3.3 million and $4.5 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its affiliate Xillix Technologies Corp.

3.  Per Share Data
    --------------

    Basic loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per share as presented on the condensed consolidated statements of operations are the same.

4.  Convertible Debt Agreement
    --------------------------

    In December 2002, the Company entered into a Convertible Debt and Warrant Purchase Agreement, or Debt Agreement, with a group of private accredited investors, or the Lenders. The $12.0 million Debt Agreement allows the Company to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount is $12.0 million with the last available borrowing in November 2003. The Lenders' obligation to fund each borrowing request is subject to material conditions described in the Debt Agreement. In addition, the Lenders may terminate their obligations under the Debt Agreement if: (i) Miravant has not filed an NDA by March 31, 2003, (ii) such filing has been rejected by the U.S. Food and Drug Administration, or FDA, or (iii) Miravant, in the reasonable judgment of the Lenders, is not meeting its business objectives. In March 2003, the Company received a waiver from the Lenders with regard to the NDA filing deadline of March 31, 2003 and extended the deadline to the end of the third quarter of 2003.

    In connection with the Debt Agreement, the Lenders will withhold from each borrowing a 3% drawdown fee and the Company will issue to the Lenders a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for every $1.00 borrowed. The exercise price of each warrant will be equal to the greater of $1.00 per share or 150% of the average of the closing prices of Miravant's Common Stock for the ten (10) trading days preceding the date of the Note. In addition, upon execution of the Debt Agreement the Company issued to the Lenders a warrant to acquire 250,000 shares of the Company's Common Stock, with an exercise price of $0.50 per share. Each warrant will terminate on December 31, 2008, unless previously exercised. The Company has also agreed to provide to the Lenders certain registration rights in connection with this transaction.

    In January 2003, February 2003 and March 2003, the Company received borrowings of $1.0 million in each of those months under the Debt Agreement and the Company issued to the Lenders a Note convertible into Common Stock at a per share price of $0.97, $1.62 and $1.53, respectively. In addition, in connection with these borrowings, the Company issued three separate warrants of 250,000 shares each at exercise prices of $1.16 per share, $1.95 per share and $1.83 per share, related to the January 2003, February 2003 and March 2003 borrowings, respectively. The Company had previously received the first $1.0 million borrowing pursuant to the Debt Agreement in December 2002 and issued the Lenders a warrant exercisable for 250,000 shares of our Common Stock at $1.17 per share. As of March 31, 2003, the Company has borrowed a total of $4.0 million which is convertible into Common Stock at an average price per share of $1.27 and has accrued interest of $60,000 which is also convertible. The Company has also issued warrants to purchase a total of 1,250,000 shares of Common Stock at an average exercise price of $1.32. Subsequent to the March 31, 2003, the Company received the April 2003 borrowing of $1.0 million and issued to the Lenders a Note convertible into Common Stock at a per share price of $1.32 and issued a warrant exercisable for 250,000 shares of Miravant's Common Stock at $1.58 per share.

5.  2002 Pharmacia Agreement
    ------------------------

    In connection with the Company's Contract Modification and Termination Agreement with Pharmacia, which provided for the first debt payment to be paid on March 5, 2003, the Company negotiated an extension on this $5.0 million debt payment to June 30, 2003. In connection with the extension of the first debt payment date, the Company agreed to pay a total of $250,000 payable in two installments of $125,000 paid on March 24, 2003 and April 17, 2003, respectively. This amount related to the interest due through March 5, 2003 of $229,000 and an extension fee of $21,000.

6.  Stock-Based Compensation
    ------------------------

    Statement of Financial Accounting Standard, or SFAS, No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB Opinion, No. 25 and related interpretations including Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" in accounting for its stock option plans.

    If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                Three months ended      Three months ended
                                                  March 31, 2003          March 31, 2002
------------------------------------------------------------------------------------------
     Net loss as reported                       $    (3,352,000)         $    (4,475,000)
     Stock-based employee cost included in
     reported net loss                                       --                  134,000
     Pro forma stock-based employee
     compensation cost under SFAS No. 123              (259,000)                (710,000)
                                                -------------------      -----------------
     Pro forma net loss                         $    (3,611,000)         $    (5,051,000)
------------------------------------------------------------------------------------------
     Loss per share - basic and diluted:
        As reported                             $         (0.14)         $         (0.24)
        Pro forma                               $         (0.15)         $         (0.27)
------------------------------------------------------------------------------------------

7.  New Accounting Pronouncements: SFAS No.'s 145 and 146 Adoption
    --------------------------------------------------------------

    In April 2002, SFAS No. 145, "Recission of FASB statements No. 4, 44 and 64, Amendment of FASB statement No. 13 and Technical corrections", was issued and becomes effective for fiscal years beginning after May 15, 2002. SFAS No. 4 and No. 64 related to reporting gains and losses from debt extinguishment. Under prior guidance, if material gains and losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains and losses from debt extinguishment are subject to criteria prescribed under APB No. 30 in determining an extraordinary item classification. SFAS No. 44 is not applicable to the Company's operations. SFAS No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. The Company adopted this statement effective January 1, 2003 and the adoption did not have a material effect on its consolidated results of operations or consolidated financial position.

    SFAS No. 146 "Accounting for the costs associated with Exit or Disposal Activities", was issued in June 2002. This statement is effective for any disposal or exit of business activities started after December 31, 2002. The statement nullifies EITF 94-3, which required that once a plan of disposal was put in motion, a liability for the estimated costs needed to be recorded. SFAS No. 146 states that a liability should not be recorded until the liability is incurred. This statement does not affect any liabilities established related to exiting an operation with duplicate facilities when acquired in a business combination. The Company adopted this accounting guidance at the prescribed date of January 1, 2003. SFAS No. 146 currently does not affect the Company's consolidated results of operations or consolidated financial position.

8.  Reclassifications
    -----------------

    Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the current period presentation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      This section of the Quarterly Report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties and include statements regarding our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to raise funds to continue operations; the timing and our ability to complete our planned New Drug Application, or NDA, filing for the use of SnET2 to treat wet age-related macular degeneration, or AMD, with the U.S. Food and Drug Administration, or FDA; our ability to make or negotiate new debt repayment terms for our first debt payment due to Pharmacia Corporation, or Pharmacia, on June 30, 2003; our ability to continue to receive the $1.0 million monthly borrowings through November 2003 under the December 2002 Convertible Debt Agreement, or the Debt Agreement; our ability to resolve any issues or contingencies associated with our NDA after it is filed with the FDA; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq; our plans to collaborate with other parties and/or license SnET2; our ability to continue to retain employees under our current financial circumstances; our ability to use our light production and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including: failure to obtain additional funding timely, if at all; failure to make our scheduled payment or negotiate new debt repayment terms with Pharmacia prior to June 30, 2003 resulting in foreclosure on all of our assets; we may be unable to continue borrowing under the Debt Agreement if we fail to meet certain requirements or if these requirements are not met to the satisfaction of the Lenders; unanticipated complexity or difficulty preparing and completing the NDA filing; a failure of our drugs and devices to receive regulatory approval; other parties may decline to collaborate with us due to our financial condition or other reasons beyond our control; our existing light production and delivery technology may prove to be inapplicable or inappropriate for future studies; we may be unable to obtain the necessary funding to further our research and development activities and the government may change its past practices and exercise its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see "Risk Factors", for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

      The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

GENERAL

      Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(TM) PDT, our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $192.9 million as of March 31, 2003. As we currently do not have any sources of revenues, we expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the cost of preparing and filing a New Drug Application, or NDA, and related follow-up expenses, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. We also expect these operating losses to fluctuate due to our ability to fund the research and development programs as well as the operating expenses of the Company.

      We are continuing scaled back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing an NDA, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. In

December 2002, we entered into a $12.0 million Convertible Debt and Warrant Agreement, or Debt Agreement, with a group of private accredited investors, or the Lenders, that provides us the availability to borrow up to $1.0 million per month through November 2003. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the Lenders. As of May 14, 2003, we had borrowed $5.0 million under the Debt Agreement. Also, our first payment on our debt to Pharmacia Corporation, or Pharmacia, in the amount of $5.0 million, plus interest from March 5, 2003 to the payment date, is due on June 30, 2003. On April 16, 2003, Pharmacia was acquired by Pfizer Inc. Pharmacia survived the transaction as a wholly owned subsidiary of Pfizer Inc. If we cannot make the scheduled payment or negotiate new terms for the debt repayment with Pharmacia, then Pharmacia can exercise all of its rights to secure all of the collateral under the agreement, which includes all of our assets. Our executive management believes we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003, especially based on our announcement that we intend to file an NDA in 2003. However, there can be no assurance that we will receive the remaining $7.0 million under the Debt Agreement, if certain requirements are not met or are not satisfactory to the Lenders, there is no guarantee that we will be able to make the scheduled debt payment to Pharmacia or that new debt repayment terms will be timely negotiated, if at all, and there is no guarantee that we will be successful in obtaining additional financing or that financing will be available on favorable terms. If additional funding is not available when required, our executive management believes that as long as we receive the remaining $7.0 million available to us under the Debt Agreement and the debt payment due to Pharmacia on June 30, 2003 has been paid or is extended into 2004, we then have the ability to conserve cash required for operations through December 31, 2003 by the delay or reduction in scope of one or more of its research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures to conserve cash to be used in operations.

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

      Any other future potential new revenues such as license income from new collaborative agreements, revenues from contracted services, grants awarded and/or royalties or revenues from potential drug and device sales, if any, will depend on, among other factors, the results from our ongoing preclinical studies and clinical trials, the timing and outcome of applications for regulatory approvals, including our NDA for SnET2 to be filed in 2003, our ability to re-license SnET2 and establish new collaborative partnerships and their subsequent level of participation in our preclinical studies and clinical trials, our ability to have any of our potential drug and related device products successfully manufactured, marketed and distributed, the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our future products. Based on the above mentioned factors, among others, we anticipate our operating activities will result in substantial, and possibly increasing, operating losses for the next several years.

      In December 2002, we entered into a $12.0 million Debt Agreement. The $12.0 million Debt Agreement allows us to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount is $12.0 million with the last available borrowing in November 2003. The Lenders' obligation to fund each borrowing request is subject to material conditions described in the Debt Agreement. In addition, the Lenders may terminate its obligations under the Debt Agreement if: (i) Miravant has not filed an NDA by March 31, 2003, (ii) such filing has been rejected by the U.S. Food and Drug Administration, or FDA, or (iii) Miravant, in the reasonable judgment of the Lenders, is not meeting its business objectives. We have received a waiver from the Lenders with regard to the NDA filing deadline of March 31, 2003. This deadline has been extended to the end of the third quarter of 2003.

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

We  completed  our own  detailed  analysis of the  clinical  data  during  2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and certain discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for SnET2 for the treatment of AMD. We are currently in the process of preparing the NDA filing and expect to have it completed and filed in 2003. In addition, we are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology.

      We were delisted by Nasdaq on July 11, 2002 and our Common Stock began trading on the OTC Bulletin Board(R), or OTCBB, effective as of the opening of business on July 12, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. Our Common Stock trades under the ticker symbol MRVT and can be viewed at www.otcbb.com. Management continues to review our ability to regain our listing status with Nasdaq, however, there are no assurances we will be able to raise the additional capital needed or to increase the current trading price of our Common Stock to allow us to meet the relisting requirements for the Nasdaq National Market or Nasdaq Small Cap Market on a timely basis, if at all.

      In ophthalmology, besides the possible use of SnET2 alone or in combination with other therapies, we have identified a few potential next generation drug compounds for use in various eye diseases. These drugs are in the early stage of development and will not likely begin further development until we obtain a corporate partner or other collaboration in ophthalmology.

      In our dermatology program, we use a topical gel formulation to deliver MV9411, a proprietary photoreactive drug, directly to the skin. In July 2001, we completed a Phase I dermatology clinical trial and, in January 2002, we commenced a Phase II clinical trial with MV9411 for potential use in the treatment of plaque psoriasis, a chronic dermatological condition for which there is no known cure. Plaque psoriasis is a disease marked by hyperproliferation of the epidermis, resulting in inflamed and scaly skin plaques. The Phase II clinical trial is currently ongoing and has been expanded and we expect to complete the treatment of the patients by the third quarter 2003, with some follow-up required. If we are unable to see any satisfactory results from the clinical trial, we will likely put any further development on hold.

      We are also conducting preclinical studies of SnET2 with existing and new photoselective drugs for cardiovascular diseases, in particular for the prevention and treatment of vulnerable plaque and restenosis. Vulnerable plaque, or VP, is an unstable, rupture-prone inflammation within the artery walls, and restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. We are in the process of formulating a new lead drug, MV0633, and, pending the outcome of our preclinical studies with some existing photoselective drugs and financial considerations and other factors, we may prepare an Investigational New Drug application, or IND, in cardiovascular disease for MV0633 or existing photoselective drugs. The timing of the IND is dependent on numerous factors including preclinical results and available funding and personnel. We are currently pursuing various potential strategic partners in field of cardiovascular disease. There are no guarantees that potential strategic partners will enter into a license agreement or provide us with any potential funding to advance our research and development programs.

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

      In oncology, we are conducting preclinical research of our photoselective therapy to destroy abnormal blood vessels in tumors. We are pursuing this tumor research with some of our photoselective drugs and also investigating combination therapies using PhotoPoint PDT with other types of compounds.

      Below is a summary of the disease programs and their related stages of development. The information in the column labeled "Estimate of Completion of Phase" contains forward-looking statements regarding timing of completion of product development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. Additionally, due to the uncertainty of the scientific results of any of these programs as well as the uncertainty regarding our ability to fund these programs, we are unable to provide an accurate estimate as to the costs, capital requirements or the specific timing necessary to complete any of these programs. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase for our company as well as our industry as a whole, see the "Risk Factors" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   Estimate of
         Program      Description/Indication      Phase of        Completion of
                                                 Development          Phase
      --------------  ----------------------  ------------------  --------------
        Ophthalmology       AMD (SnET2)         Preparing an NDA      Q3 2003
                        New drug compounds     Research studies     Completed
        Dermatology     Psoriasis (MV9411)         Phase II          Q3 2003
                        VP and Restenosis
      Cardiovascular    (MV0633 and other     Preclinical studies      **
         disease            compounds)
                         AV Graft (SnET2)     Preclinical studies      **
         Oncology         Tumor research       Research studies        **

      ** Based on the early development stage of these programs we cannot reasonably estimate the time at which these programs may move from a research or preclinical development phase to the clinical trial phase. The decision and timing of whether these programs will move to the clinical trial phase will depend on a number of factors including the results of the preclinical studies, the estimated costs of the programs, the availability of alternative therapies and our ability to fund or obtain additional financing or to obtain new collaborative partners to help fund the programs.

      Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to license and pursue further development of SnET2 for AMD or other disease indications, our ability to file an NDA for SnET2, our ability to reduce operating costs as needed, our ability to regain our listing status on Nasdaq and various other economic and development factors, such as the cost of the programs, reimbursement and the available alternative therapies, we may or may not elect or be able to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

PHARMACIA CORPORATION

      Over time we have entered into a number of agreements with Pharmacia to fund our operations and develop and market SnET2. On April 16, 2003, Pharmacia was acquired by Pfizer Inc. Pharmacia survived the transaction as a wholly owned subsidiary of Pfizer Inc. In March 2002, we entered into a Contract Modification and Termination Agreement with Pharmacia under which we regained all of the rights and related data and assets to our lead drug candidate, SnET2, and we restructured our outstanding debt to Pharmacia. Under the terms of the Contract Modification and Termination Agreement, various agreements and side letters between Miravant and Pharmacia have been terminated, most of which are related to SnET2 license agreements and related drug and device supply agreements, side letters, the Manufacturing Facility Asset Purchase Agreement and various
supporting  agreements.   We  also  modified  our  2001  Credit  Agreement  with
Pharmacia.

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

      Under the Manufacturing Facility Asset Purchase Agreement, which was entered into in May 2001 and subsequently terminated in March 2002, Pharmacia satisfied the following obligations:

      . Pharmacia agreed to buy our existing bulk API inventory at cost for $2.2 million. During 2001, the entire $2.2 million of the existing bulk API inventory had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account;
      . Pharmacia committed, through two other purchase orders, to buy up to an additional $2.8 million of the bulk API which would be manufactured by us. As of December 31, 2002, we had sold $2.5 million during 2001 and 2002 of newly manufactured bulk API inventory, which had been delivered to Pharmacia, recorded as revenue and the payment had been received into the inventory escrow account. No further bulk API will be sold to Pharmacia;
      . Pharmacia agreed to purchase the manufacturing equipment necessary to produce bulk API. The manufacturing equipment was purchased for $863,000, its fair market value as appraised by an independent appraisal firm. The payment for the purchase of the equipment was made into an equipment escrow account;
      . The interest earned by the inventory and equipment escrow accounts accrued to us and was released in full from each escrow account in January 2002 and March 2002, respectively. All amounts received into escrow were recorded as accounts receivable until the amounts were released.

      The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement as follows:

      . The outstanding debt that we owed to Pharmacia of approximately $26.8 million, was reduced to $10.0 million plus accrued interest;
      . The first payment of $5.0 million, plus interest, was due on March 5, 2003 and was subsequently extended to June 30, 2003. The second payment of $5.0 million, plus interest, is due on June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% on March 5, 2002 and 4.25% at March 31, 2003;
      . In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD, based upon their overall analysis of the Phase III AMD data, we will not have available to us an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement. Pharmacia has no obligation to make any further milestone payments, equity investments or to extend us additional credit;
      . The early repayment provisions were modified and many of the covenants were eliminated or modified. Our requirement to allocate one-half of the net proceeds from any public or private equity financings and/or asset dispositions towards the early repayment of our debt to Pharmacia was modified as follows:
          . If our aggregate net equity financing and/or assets disposition proceeds are less than or equal to $7.0 million, we are not required to make an early repayment towards our Pharmacia debt. As of March 31, 2003, our aggregate equity financings amount to $2.5 million;
          . If our aggregate net equity financing and/or assets disposition proceeds are greater than $7.0 million but less than or equal to $15.0 million, then we are required to apply one-third of the net proceeds from the amount in excess of $7.0 million up to $15.0 million, or a maximum repayment of $2.7 million towards our Pharmacia debt;
          . If our aggregate net equity financing and/or assets disposition proceeds are greater than $15.0 million but less than or equal to $25.0 million, then we are required to apply one-half of the net proceeds from the amount in excess of $15.0 million up to $25.0 million, or a maximum repayment of $7.7 million towards our Pharmacia debt;
          . If our aggregate net equity financing and/or assets disposition proceeds are greater than $25.0 million, then we are required to apply all of the net proceeds from the amount in excess of $25.0 million, or repay the entire $10.0 million plus accrued interest towards our Pharmacia debt; and
          . Any early repayment of our Pharmacia debt applies first to the loan amount due on June 30, 2003, then to the remaining loan amount due on June 4, 2004.

      Aside from the changes made under the Contract Modification and Termination Agreement discussed above, there were no changes made to the Warrant Agreement, the Equity Investment Agreement and the Registration Rights Agreement with Pharmacia.

      Our first payment on our debt to Pharmacia in the amount of $5.0 million plus interest is due on June 30, 2003. If we cannot make the scheduled payment or negotiate new terms for the debt repayment with Pharmacia, then Pharmacia can exercise all of its rights to secure all the collateral under the agreement, which includes all of our assets. There is no guarantee that we will be able to make the scheduled payment or that new debt repayment terms will be negotiated timely, if at all.

RESULTS OF OPERATIONS

      REVENUES. Our revenues decreased from $499,000 for the three months ended March 31, 2002 to no revenues for the three months ended March 31, 2003. The fluctuations in revenues are due to the following:

      BULK ACTIVE PHARMACEUTICAL INGREDIENT SALES. In May 2001, we entered into an Asset Purchase Agreement with Pharmacia whereby they agreed to buy bulk API inventory through March 2002. In 2002, we recorded revenue of $479,000 related to the newly manufactured bulk API inventory. There were no bulk API sales in first quarter 2003.

      LICENSE INCOME. License income, which represents reimbursements of out-of-pocket or direct costs incurred in preclinical studies and Phase III AMD clinical trials, decreased from $20,000 for the three months ended March 31, 2002 to no reimbursement income for the three months ended March 31, 2003. The decrease in license income is specifically related to the termination of the Pharmacia relationship. Reimbursements received during the three months ended March 31, 2002 were primarily for costs incurred to complete preclinical studies for AMD.

      We will receive no further reimbursements from Pharmacia related to any of our ongoing preclinical studies and clinical trials and Pharmacia will not make any more purchases of bulk API. Any future revenue will likely be related to new collaborative agreements, and royalties or revenues from drug and device sales upon regulatory approval and subsequent commercial sales, if any.

      COST OF API SALES. In connection with the newly manufactured bulk API sold under the terms of the Asset Purchase Agreement with Pharmacia, we recorded $479,000 in manufacturing costs for the three months ended March 31, 2002. The amounts recorded as cost of API sales represent the costs incurred for only the newly manufactured bulk API in first quarter 2002. Pharmacia will not be making any further purchases of bulk API. No cost of API sales were incurred for the three months ended March 31, 2003 and no further cost of API sales are expected until regulatory approval is received and commercial sales commence.

      RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of preclinical studies, clinical trials and related clinical drug and device development and manufacturing costs, drug formulation expenses, contract services and other research and development expenditures. Indirect costs consist of salaries and benefits, overhead and facility costs, and other support service expenses. Our research and development expenses decreased from $2.9 million for the three months ended March 31, 2002 to $1.9 million for the same period in 2003. The overall decrease in research and development expenses is specifically related to the conclusion of the Phase III AMD clinical trials and the completion of the preclinical studies and our AMD clinical trial responsibilities. Our research and development expenses, net of license reimbursement, were $2.9 million for the three months ended March 31, 2002 and $1.9 million for the same period in 2003. Research and development expenses for the three months ended March 31, 2002 and 2003 related primarily to payroll, payroll taxes, employee benefits and allocated operating costs. Additionally, the Company incurred research and development expenses for:

      . Work associated with the development of new devices, delivery systems, drug compounds and formulations for the dermatology and cardiovascular programs;
      . Preclinical studies and clinical trial costs for our Phase II dermatology program; and
      .   Costs incurred to prepare the NDA for AMD in 2003.

      As previously disclosed, we have four research and development programs which we have focused our efforts: ophthalmology, dermatology, cardiovascular disease and oncology. Research and development costs are initially identified as direct costs and indirect costs, with only direct costs tracked by specific program. These direct costs consist of clinical, preclinical, drug and formulation development, device development and research costs. We do not track our indirect research and development costs by program. These indirect costs consist of labor, overhead and other indirect costs. The research and development costs for specific programs represent the direct costs incurred. The direct research and development costs by program are as follows:

                                                Three months ended March 31,
     ------------------------------------     --------------------------------
                 Program                            2003             2002
     ------------------------------------     --------------    --------------
     Direct costs:
        Ophthalmology..................         $   196,000     $     20,000
        Dermatology....................             156,000           58,000
        Cardiovascular disease.........             185,000          173,000
        Oncology.......................               7,000           20,000
                                              --------------  ---------------
     Total direct costs................         $   544,000     $    271,000

     Indirect costs ...................           1,331,000        2,646,000
                                              --------------  ---------------
     Total research and development costs       $ 1,875,000     $  2,917,000
                                              ==============  ===============

      OPHTHALMOLOGY. Our direct ophthalmology program costs have increased from $20,000 for the three months ended March 31, 2002 to $196,000 for the same period in 2003. Costs incurred for the ophthalmology program have consisted of clinical trial expenses for the screening, treatment and monitoring of individuals participating in the AMD clinical trials, internal and external preclinical study costs, drug and device development and manufacturing costs and preparation costs for the NDA. The costs incurred and the increase for the three month period ended March 31, 2003 are specifically related to the preparation of the NDA filing for SnET2 in AMD compared to minimal ophthalmology activities for the same period in 2002.

      DERMATOLOGY. Our direct dermatology program costs increased from $58,000 for the three months ended March 31, 2002 to $156,000 for the same period in 2003. Costs incurred in the dermatology program include expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase II clinical trial expenses. The increase for the three months ended March 31, 2003 as compared to the same period in 2002 is related to increased activities and costs of the Phase II clinical trial in 2003, while 2002 consisted primarily of the costs for the preparation of the Phase II clinical trial, as well as minimal expenditures related to preclinical studies and device and drug formulation development and manufacturing.

      CARDIOVASCULAR DISEASE. Our direct cardiovascular disease program costs increased from $173,000 for the three months ended March 31, 2002 to $185,000 for the same period in 2003. Our cardiovascular disease program costs include expenses for the development of new drug compounds and light delivery devices, drug formulation costs, drug and device manufacturing expenses and internal and external preclinical study costs. The slight increase from 2002 to 2003 is related to the progress of the program, which required preclinical studies, as well as an increase in development and manufacturing activities for drugs and devices used in the preclinical studies and in preparation for future clinical trials.

      ONCOLOGY. Our direct oncology program costs have decreased from $20,000 for the three months ended March 31, 2002, to $7,000 for the same period in 2003. Our oncology program costs have primarily consisted of costs for internal and external preclinical studies and expenses for the early development of new drug compounds. The decrease in oncology program costs from 2002 to 2003 is related to our decision to focus on discovery and research programs for use of PhotoPoint PDT in oncology, rather than focus on development programs.

      INDIRECT COSTS. Our indirect costs have decreased from $2.6 million for the three months ended March 31, 2002 to $1.3 million for the same period in 2003. Generally, the decrease from 2002 to 2003 was attributed to a reduction in our program activities, as well as a continued reduction in labor costs due to employee attrition. The decrease was also related to the sublease of one of our buildings, which reduced facility and overhead costs.

      We expect that future research and development expenses may fluctuate depending on available funds, continued expenses incurred in our preparation of the NDA, our costs for preclinical studies and clinical trials in our ophthalmology, dermatology, cardiovascular, oncology and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, results obtained from our ongoing preclinical studies and clinical trials and the expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of existing or the commencement of new preclinical studies and clinical trials and the development of new drug compounds and formulations.

      SELLING, GENERAL AND ADMINISTRATIVE. Our selling, general and administrative expenses have remained consistent at $1.4 million for both the three months ended March 31, 2002 and March 31, 2003. Selling, general and administrative expenses for the three months ended March 31, 2002 and 2003 related primarily to payroll related expenses, operating costs such as rent, utilities, professional services and insurance costs and non-cash expenses such as stock compensation and depreciation. In the first quarter, the employee and overhead related expenses decreased from 2002 to 2003 due to the decrease in the number of administrative employees and a decrease in facility related costs due to the reduction in facilities. These decreases in 2003 were offset by an increase in stock compensation costs incurred during the first quarter of 2003.

      We expect future selling, general and administrative expenses to remain consistent with prior periods although they may fluctuate depending on available funds, and the need to perform our own marketing and sales activities, the support required for research and development activities, the costs associated with potential financing and partnering activities, continuing corporate development and professional services, compensation expense associated with stock options and warrants granted to consultants and expenses for general corporate matters.

      INTEREST AND OTHER INCOME. Interest and other income decreased from $74,000 for the three months ended March 31, 2002 to $20,000 for the three months ended March 31, 2003. The fluctuations in interest and other income are directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

      INTEREST EXPENSE. Interest expense decreased from $281,000 for the three months ended March 31, 2002 to $106,000 for the three months ended March 31, 2003. The decrease is primarily related to the restructuring of the Pharmacia loans in March 2002. In accordance with Statement of Financial Accounting Standard, or SFAS No. 15, with the restructuring of the Pharmacia debt in March 2002, we reduced our outstanding debt to the total future cash payments of the debt, which included $792,000 designated as interest and $10.0 million as principal. Also, with the restructuring of the debt, the value of the warrants issued to Pharmacia was reduced to zero. In the first quarter of 2003, interest expense consisted of the $20,000 debt extension fee related to the Pharmacia debt payment extension, interest earned from the promissory notes received during the quarter in connection with the Debt Agreement which accrues interest at 9.4%, and the amortization of the warrants issued in connection with each promissory note. The level of interest expense in future periods is expected to increase as monthly borrowings on the promissory notes are continued.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception through March 31, 2003, we have accumulated a deficit of approximately $192.9 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia's purchases of Common Stock and credit arrangements. As of March 31, 2003, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $229.5 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of March 31, 2003, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2002 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

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

      As a condition of the Contract Modification and Termination Agreement, Pharmacia released to us in March 2002 the $880,000, which included accrued interest, held in an equipment escrow account, which was originally scheduled for release in June 2002. These funds represent the $863,000 purchase price that Pharmacia paid under the Manufacturing Facility Asset Purchase Agreement for the purchase of our bulk API manufacturing equipment in May 2001 plus interest earned through the release date.

      The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement. The outstanding debt that we owed to Pharmacia of approximately $26.8 million was reduced to $10.0 million plus accrued interest. We will be required to make a payment of $5.0 million, plus interest, on each of June 30, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% at March 5, 2002 and 4.25% on March 31, 2003. Additionally, the early repayment provisions and many of the covenants were eliminated or modified. In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the Phase III clinical trial data did not meet certain clinical statistical standards, as defined by the clinical trial protocols, we will not have available an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement.

STATEMENT OF CASH FLOWS

      Net cash provided by operations for the three months ended March 31, 2002 was $479,000. For the three months ended March 31, 2003 net cash used in operations was $2.8 million. The net cash provided by operations in 2002 is primarily related to the release of the $5.1 million contained in the inventory and equipment escrow accounts which was offset by an overall decrease in accounts payable and accrued wages. For the three months ended March 31, 2003, the net cash used for operations was increased due to an increase in prepaid and other assets and a decrease in accounts payable and accrued wages.

      For the three months ended March 31, 2002, net cash provided by investing activities was $4,000 and was related to the proceeds from the net sales of marketable securities. For the three months ended March 31, 2003, net cash used in investing activities was $101,000 and consisted of the purchases of patents and property, plant and equipment.

      For the three months ended March 31, 2002, net cash required for financing activities was $90,000 and related to a loan provided to an executive officer of the Company. The net cash provided by financing activities for the three months ended March 31, 2003 was $2.8 million and primarily related to the net proceeds received from the three monthly $1.0 million borrowings received during the quarter.

      We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

      . Our ability to make the $5.0 million, plus interest, payments on the debt due to Pharmacia on the related payment dates of June 30, 2003 and June 4, 2004;
      . Our ability to successfully negotiate new debt repayment terms on our $10.0 million debt plus interest due to Pharmacia if we cannot make the scheduled payments;
      . Our ability to continue our efforts to reduce our use of cash, while continuing to advance programs;
      .   Our ability to meet our obligations  under the Debt  Agreement;
      .   The viability of SnET2 for future use;
      . The costs and time involved in preparing a New Drug Application, or NDA, filing;
      .   Our ability to obtain  regulatory  approval for our NDA when,  and if, filed;
      .   Our ability to  establish  additional  collaborations  and/or  license
          SnET2;
      .   The cost of performing pre-commercialization activities;
      . Our ability to raise equity financing or use stock awards for employee and consultant compensation;
      .   Our ability to regain our listing status on Nasdaq;
      . The pace of scientific progress and the magnitude of our research and development programs;
      .   The scope and results of preclinical studies and clinical trials;
      . The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
      .   The costs involved in any potential litigation;
      .   Competing technological and market developments; and
      . Our dependence on others for development and commercialization of our potential products.

      As of March 31, 2003, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We are continuing our scaled back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing an NDA, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. In December 2002, we entered into a Debt Agreement that provides us the availability to borrow up to $1.0 million per month through November 2003. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the Lenders. As of May 14, 2003, we had borrowed $5.0 million under the Debt Agreement. Also, our first payment on our debt to Pharmacia, in the amount of $5.0 million, plus interest from March 5, 2003 to the payment date, is due on June 30, 2003. If we cannot make the scheduled payment or negotiate new terms for the debt repayment with Pharmacia, then Pharmacia can exercise all of its rights to secure all of the collateral under the agreement, which includes all of our assets. Our executive management believes it can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003, especially based on our announcement that we intend to file an NDA in 2003. However, there can be no assurance that we will receive the remaining $7.0 million under the Debt Agreement, if certain requirements are not met or are not satisfactory to the Lenders, there is no guarantee that we will be able to make the scheduled debt payment to Pharmacia or that new debt repayment terms will be timely negotiated, if at all, and there is no guarantee that we will be successful in obtaining additional financing or that financing will available on favorable terms. If additional funding is not available when required, our executive management believes as long as we receive the remaining $7.0 million available to us under the Debt Agreement and the debt payment due to Pharmacia on June 30, 2003 has been paid or is extended into 2004, we then have the ability to conserve cash required for operations through December 31, 2003 by the delay or reduction in scope of one or more of its research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures to conserve cash to be used in operations. Our ability to raise funds has become more difficult as our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

      .   Our ability to successfully prepare and file an NDA for SnET2 in 2003;
      .   The outcome from the FDA upon the potential NDA filing;
      . The potential future use of SnET2 for ophthalmology or other disease indications;
      . Our ability to successfully raise funds in the near future through public or private equity or debt financings, or establish collaborative arrangements or raise funds from other sources;
      . The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
      . The extent to which our obligation to pay Pharmacia a portion of the funds received in our financing activities will hinder our fundraising efforts;
      . Our requirement to allocate certain percentages of net proceeds from any public or private equity financings and/or asset dispositions, as defined earlier, towards the repayment of our debt of $10.0 million plus interest due to Pharmacia under the Contract Modification and Termination Agreement;
      . The future development and results of our Phase II dermatology clinical trial and our ongoing cardiovascular and oncology preclinical studies;
      . The amount of funds received from outstanding warrant and stock option exercises, if any;
      . Our ability to maintain, renegotiate, or terminate our existing collaborative arrangements;
      . Our ability to receive any funds from the sale of our 33% equity investment in Ramus, consisting of 2,000,000 shares of Ramus Preferred Stock and 59,112 shares of Ramus Common Stock, neither of which are publicly traded and the fair market value of which is currently negligible;
      . Our ability to liquidate our equity investment in Xillix, consisting of 2,691,904 shares of Xillix Common Stock, which is publicly traded on the Toronto Stock Exchange under the symbol (XLX.TO), but has historically had very small trading volume; and
      . Our ability to collect the loan provided to Ramus under their credit agreement with us.

      We cannot guarantee that additional funding will be available to us now, when needed, or if at all. If additional funding is not available in the near term, we will be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities or cease operations. As a result, we would not be able to successfully develop our drug candidates or commercialize our products and we would never achieve profitability. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2002 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

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

      Since our inception we have incurred losses totaling $192.9 million as of March 31, 2003 and have never generated enough funds through our operations to support our business. We are continuing our efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing a New Drug Application, or NDA, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. In December 2002, we entered into a $12.0 million Debt Agreement with a group of private accredited investors, or the Lenders, that provides us the availability to borrow up to $1.0 million per month through November 2003, subject to certain limitations. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the Lenders. As of May 14, 2003, we have borrowed $5.0 million under the Debt Agreement. Our executive management believes that as long as the remaining $7.0 million remains available to us under the Debt Agreement and the debt payment due to Pharmacia on June 30, 2003 has been paid or is extended into 2004, we then have the ability to conserve cash required for operations through December 31, 2003 by the delay or reduction in scope of one or more of its research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures.

      In addition, our first payment on our debt to Pharmacia Corporation, or Pharmacia, in the amount of $5.0 million, plus interest, was due on March 5, 2003, and was extended to June 30, 2003. Executive management also believes we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003, especially due to our announcement that we intend to file an NDA, for SnET2 in 2003. However, there can be no assurance that we will receive the remaining $7.0 million under the Debt Agreement, if certain requirements are not met or are not satisfactory to the Lenders, or that we will be able to make our first payment to Pharmacia on June 30, 2003 or again negotiate new payment terms, and there is no guarantee that we will be successful in obtaining additional financing or that financing will available on favorable terms. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2002 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

      We will need additional resources in the near term to complete the NDA filing, to develop our products and to continue our operations. If we do not receive sufficient funding prior to December 2003, and can not extend the debt payment due to Pharmacia into 2004 and are required to pay it on June 30, 2003, we may be forced to significantly reduce or cease operations. The timing and magnitude of our future capital requirements will depend on many factors, including:

      . Our ability to make the $5.0 million, plus interest, payments on the debt due to Pharmacia on the related payment dates of June 30, 2003 and June 4, 2004;

      . Our ability to successfully negotiate new debt repayment terms on our $10.0 million debt plus interest due to Pharmacia if we cannot make the scheduled payments;
      . Our ability to continue our efforts to reduce our use of cash, while continuing to advance programs;
      .   Our ability to meet our obligations under the Debt Agreement;
      .   The viability of SnET2 for future use;
      .   The costs and time involved in preparing an NDA filing;
      .   Our ability to obtain  regulatory  approval for our NDA when,  and if, filed;
     .    Our ability to  establish  additional  collaborations  and/or  license
          SnET2;
      .   The cost of performing pre-commercialization activities;
      . Our ability to raise equity financing or use stock awards for employee and consultant compensation;
      .   Our ability to regain our listing status on Nasdaq;
      . The pace of scientific progress and the magnitude of our research and development programs;
      .   The scope and results of preclinical studies and clinical trials;
      . The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
      .   The costs involved in any potential litigation;
      .   Competing technological and market developments; and
      . Our dependence on others for development and commercialization of our potential products.

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

UNDER THE CONTRACT MODIFICATION AND TERMINATION AGREEMENT ENTERED INTO WITH PHARMACIA IN MARCH 2002, OUR OUTSTANDING DEBT TO PHARMACIA OF $10.0 MILLION REMAINS SECURED BY ALL OF OUR ASSETS. THE FIRST $5.0 MILLION WAS DUE ON MARCH 5, 2003 AND HAS BEEN EXTENDED TO JUNE 30, 2003. IF WE BECOME UNABLE TO REPAY OUR BORROWINGS OR ARE UNABLE TO NEGOTIATE NEW DEBT REPAYMENT TERMS OR VIOLATE THE COVENANTS UNDER THIS AGREEMENT, PHARMACIA COULD FORECLOSE ON OUR ASSETS, WHICH WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND WE MAY BE FORCED TO CEASE OPERATIONS.

      Under the terms of the Contract Modification and Termination Agreement with Pharmacia, who was acquired by Pfizer Inc. on April 16, 2003 and is now a wholly-owned subsidiary of Pfizer Inc., we have outstanding debt to Pharmacia of $10.0 million which is secured by all of our assets. Our first payment was due on our debt to Pharmacia in the amount of $5.0 million, plus interest, on March 5, 2003 and was extended to June 30, 2003. If we cannot make the scheduled payments or are unable to negotiate new terms for the debt repayment with Pharmacia, then Pharmacia can exercise all of its rights to secure all of the collateral under the agreement, which includes all of our assets. There is no guarantee that if we cannot make this payment new debt repayment terms will be timely negotiated, if at all. Our ability to comply with all covenants and to make scheduled payments, early repayments as required or to refinance our debt obligations will depend on our financial and operating performance, which in turn will be subject to prevailing economic conditions and certain financial, business and other factors, including factors that are beyond our control. If our cash flow and capital resources become insufficient to fund our debt service obligations or we otherwise default under the Contract Modification and Termination Agreement, Pharmacia could accelerate the debt and foreclose on our assets. As a result, we could be forced to obtain additional financing at very unfavorable terms or significantly reduce or cease operations.

OUR ABILITY TO CONTINUE TO BORROW $1.0 MILLION PER MONTH THROUGH NOVEMBER 2003 UNDER THE DEBT AGREEMENT ENTERED INTO IN DECEMBER 2002, IS CONTINGENT ON US MEETING CERTAIN OBLIGATIONS. IF THESE OBLIGATIONS ARE NOT MET OR ARE NOT SATISFACTORY TO THE LENDERS, WE MAY BE UNABLE TO BORROW THE FUNDS AS PLANNED AND THIS MAY FORCE US TO SIGNIFICANTLY REDUCE OR CEASE OPERATIONS.

      In December 2002, we entered into a Debt Agreement with a group of private accredited investors, or the Lenders. The $12.0 million Debt Agreement allows us to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. We have borrowed $5.0 million under this agreement through May 14, 2003. The maximum aggregate loan amount is $12.0 million with the last available borrowing in November 2003. The Lenders' obligation to fund each borrowing request is subject to material conditions described in the Debt Agreement. In addition, the Lenders may terminate its obligations under the Debt Agreement if: (i) Miravant has not filed an NDA by March 31, 2003, (ii) such filing has been rejected by the U.S. Food and Drug Administration, or FDA, or
(iii) Miravant, in the reasonable judgment of the Lenders, is not meeting its business objectives. We have received a waiver from the Lenders with regard to the March 31, 2003 NDA filing deadline. This deadline has been extended to the end of the third quarter 2003. However, there is no guarantee we will receive the remaining $7.0 million under this agreement, and if we are unable to borrow the remaining $7.0 million as planned we may be forced to significantly reduce or cease operations.

OUR EXISTING LOAN OBLIGATIONS TO PHARMACIA, OVERALL CURRENT MARKET ENVIRONMENT AND OUR OTC BULLETIN BOARD(R), OR OTCBB, LISTING STATUS WILL MAKE OBTAINING ADDITIONAL FUNDING DIFFICULT.

      Our ability to obtain additional funding by December 31, 2003 to operate our business may be impeded by a number of factors including:

      . We currently owe Pharmacia $10.0 million, and are obligated to pay a portion of net proceeds from any public or private equity financings and/or asset dispositions towards the repayment of the $10.0 million plus accrued interest due to Pharmacia under the Contract Modification and Termination Agreement:
         . If our aggregate net equity financing and/or assets disposition proceeds are less than or equal to $7.0 million, we are not required to make an early repayment towards our Pharmacia debt. As of March 31, 2003, our aggregate equity financings amount to $2.5 million;
         . If our aggregate net equity financing and/or assets disposition proceeds are greater than $7.0 million but less than or equal to $15.0 million, then we are required to apply one-third of the net proceeds from the amount in excess of $7.0 million up to $15.0 million, or a maximum repayment of $2.7 million towards our Pharmacia debt;
         . If our aggregate net equity financing and/or assets disposition proceeds are greater than $15.0 million but less than or equal to $25.0 million, then we are required to apply one-half of the net proceeds from the amount in excess of $15.0 million up to $25.0 million, or a maximum repayment of $7.7 million towards our Pharmacia debt;
         . If our aggregate net equity financing and/or assets disposition proceeds are greater than $25.0 million, then we are required to apply all of the net proceeds from the amount in excess of $25.0 million, or repay the entire $10.0 million plus accrued interest towards our Pharmacia debt; and
         . Any early repayment of our Pharmacia debt applies first to the loan due on June 30, 2003, then to the remaining loan amount due on June 4, 2004;
      . Our Common Stock is currently being traded on the OTCBB and there is no guarantee we will be able to regain our listing status on Nasdaq, in the near term or at all; and
      . As a result of many current economic and political factors, the present market for raising capital is relatively difficult and we may be unable to raise the funding we need timely, if at all, if certain economic and political factors do not improve.

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

      In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and certain discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for SnET2 for the treatment of AMD. We are currently in the process of preparing the NDA filing and expect to have it completed and filed in 2003. In addition, we are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology. The cost of preparing an NDA requires a significant amount of funding and personnel. We will have to engage numerous consultants and clinical research organizations, or CROs, to assist in the preparation of the NDA. Our ability to engage the appropriate CROs and consultants in a timely manner and have them available to us when we need them is costly and may cause delays in the filing of the NDA. Additionally, our ability to raise funding or engage a collaborative partner to assist us in the funding and preparation of the NDA may not be available to us timely or not at all. If we are unable to raise adequate funding, we will likely have to further reduce our funding and development efforts of our other programs and adjust our overall business structure to reduce expenses. If we are unable to file an NDA for SnET2 as a result of funding or other constraints or if the FDA does not accept our filing, this could severely harm our business.

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

      We were delisted by Nasdaq on July 11, 2002 and our Common Stock began trading on the OTCBB effective as of the opening of business on July 12, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. Our Common Stock trades under the ticker symbol MRVT and can be viewed at www.otcbb.com. Our management continues to review our ability to regain our listing status with Nasdaq, however, there are no guarantees we will be able to raise the additional capital needed or to increase the current trading price of our Common Stock to allow us to meet the relisting requirements for the Nasdaq National Market or the Nasdaq Small Cap Market on a timely basis, if at all, and there is no guarantee that Nasdaq would approve our relisting request even if we met all the listing requirements.

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

      We are currently at various stages of discussions with various companies regarding the establishment of new collaborations. If we are not successful in establishing new collaborative partners for the potential development of SnET2 or our other molecules, we may not be able to pursue further development of such drugs and/or may have to reduce or cease our current development programs, which would materially harm our business. Even if we are successful in establishing new collaborations, they are subject to numerous risks and uncertainties including the following:

      .  Our ability to negotiate acceptable collaborative arrangements;
      . Future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold;
      . Collaborative partners are free to pursue alternative technologies or products either on their own or with others, including our competitors, for the diseases targeted by our programs and products;
      . Our partners may fail to fulfill their contractual obligations or terminate the relationships described above, and we may be required to seek other partners, or expend substantial resources to pursue these activities independently. These efforts may not be successful; and

      . Our ability to manage, interact and coordinate our timelines and objectives with our strategic partners may not be successful.

ALL OF OUR PRODUCTS, EXCEPT SNET2 AND MV9411, ARE IN AN EARLY STAGE OF DEVELOPMENT AND ALL OF OUR PRODUCTS, INCLUDING SNET2 AND MV9411, MAY NEVER BE SUCCESSFULLY COMMERCIALIZED.

      Our products, except SnET2 and MV9411, are at an early stage of development and our ability to successfully commercialize these products, including SnET2 and MV9411, is dependent upon:

      . Successfully completing our research or product development efforts or those of our collaborative partners;
      .  Successfully   transforming  our  drugs  or  devices   currently  under
         development into marketable products;
      .  Obtaining the required regulatory approvals;
      . Manufacturing our products at an acceptable cost and with appropriate quality;
      . Favorable acceptance of any products marketed; and . Successful marketing and sales efforts of our corporate partner(s).

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

      All of our drug and device products currently under development will require extensive preclinical studies and/or clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products, except SnET2, have completed testing for efficacy or safety in humans. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

      . Our ability to demonstrate to the FDA that our products are safe and efficacious;
      .  Our products may not be as efficacious as our competitors products;
      . Our ability to successfully complete the testing for any of our compounds within any specified time period, if at all;
      . Clinical outcomes reported may change as a result of the continuing evaluation of patients;
      . Data obtained from preclinical studies and clinical trials are subject to varying interpretations which can delay, limit or prevent approval by the FDA or other regulatory authorities;
      . Problems in research and development, preclinical studies or clinical trials that will cause us to delay, suspend or cancel clinical trials; and
      . As a result of changing economic considerations, competitive or new technological developments, market approvals or changes, clinical or regulatory conditions, or clinical trial results, our focus may shift to other indications, or we may determine not to further pursue one or more of the indications currently being pursued.

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

      In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of AMD with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that

SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for SnET2 for the treatment of AMD. We are currently in the process of preparing the NDA filing and expect to have it completed and filed in 2003. In addition, we have terminated our license collaboration with Pharmacia, and are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology. If we are unable to file an NDA for SnET2 as a result of funding or other constraints or if our filing is not accepted by the FDA, this could adversely affect our funding and development efforts for our other programs and severely harm our business.

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

      We have incurred significant losses since our inception in 1989 and, as of March 31, 2003, had an accumulated deficit of approximately $192.9 million. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years. Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have currently implemented a cost restructuring program which we expect will help to reduce our overall costs. Our ability to achieve sustained profitability depends upon our ability, alone or with others, to receive regulatory approval on our NDA filing for SnET2 in AMD, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of SnET2 and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on our ability to establish a corporate partner collaboration and/or license SnET2 and the timing of receiving regulatory approval, if at all, for SnET2 in AMD. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, SnET2 bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

      From time to time and in particular during the year ended December 31, 2002, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From January 1, 2002 to May 12, 2003, our Common Stock price, per Nasdaq and OTCBB closing prices, has ranged from a high of $9.90 to a low of $0.25.

      The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

      .  Our ability to successfully file an NDA for SnET2;
      . Our ability to continue to borrow monthly under the Debt Agreement through November 2003;
      . Our ability to make the $5.0 million, plus interest, payments on the debt due to Pharmacia on the related payment dates of June 30, 2003 and June 4, 2004;
      . Our ability to successfully negotiate new debt repayment terms on our $10.0 million debt plus interest due to Pharmacia if we cannot make the scheduled payments;
      . Announcements concerning Miravant or our collaborators, competitors or industry;

      . Our ability to successfully establish new collaborations and/or license SnET2;
      . The results of the FDA review of our intended NDA filing, when and if it is filed;
      . The results of our testing, technological innovations or new commercial products;
      . The results of preclinical studies and clinical trials by us or our competitors;
      .  Technological innovations or new therapeutic products;
      .  Our ability to regain our listing status on Nasdaq;
      . Public concern as to the safety, efficacy or marketability of products developed by us or others;
      .  Comments by securities analysts;
      . The achievement of or failure to achieve certain milestones; and . Litigation, such as from stockholder lawsuits or patent infringement;
      . Governmental regulations, rules and orders, or developments concerning safety of our products.

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

      Our ability to complete clinical trials is dependent upon the rate of patient enrollment. Patient enrollment is a function of many factors including:

      .  The nature of our clinical trial protocols;
      .  Existence of competing protocols or treatments;
      .  Size and longevity of the target patient population;
      . Proximity of patients to clinical sites; and . Eligibility criteria for the clinical trials.

      A specific concern for potential future AMD clinical trials, if any, is that there currently is an approved treatment for AMD and patients enrolled in future AMD clinical trials, if any, may choose to drop out of the trial or pursue alternative treatments. This could result in delays or incomplete clinical trial data.

      We cannot assure that we will obtain or maintain adequate levels of patient enrollment in current or future clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could result in slower introduction of our potential products, a reduction in our revenues and may prevent us from becoming profitable. In addition, the FDA may suspend clinical trials at any time if, among other reasons, it concludes that patients participating in such trials are being exposed to unacceptable health risks. Failure to obtain and keep patients in our clinical trials will delay or completely impede test results, which will negatively impact the development of our products and prevent us from becoming profitable.

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

      The patent position of pharmaceutical and medical device firms generally is highly uncertain. Some of the risks and uncertainties include:

      . The patent applications owned by or licensed to us may not result in issued patents;
      . Our issued patents may not provide us with proprietary protection or competitive advantages;
      . Our issued patents may be infringed upon or designed around by others; . Our issued patents may be challenged by others and held to be invalid or unenforceable;
      . The patents of others may prohibit us from developing our products as planned; and
      .  Significant time and funds may be necessary to defend our patents.

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

      Further exposure could arise from the following risks and uncertainties:

      . We do not have contractual indemnification rights against the licensors of the various drug patents;
      . We may be required to obtain licenses under dominating or conflicting patents or other proprietary rights of others;
      . Such licenses may not be made available on terms acceptable to us, if at all; and
      . If we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

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

ACCEPTANCE OF OUR PRODUCTS IN THE MARKETPLACE IS UNCERTAIN, AND FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS.

      Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

      . The establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products and diagnostic and/or imaging techniques. For example, if we are able to eventually obtain approval of our drugs and devices to treat cardiac restenosis we will have to demonstrate and gain market acceptance of this as a method of treatment over use of drug coated stents and other restenosis treatment options;
      . Pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators; and
      . The possibility that physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products.

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

      The testing, manufacture, marketing and sale of human pharmaceutical products and medical devices entails significant inherent, industry-wide risks of allegations of product liability. The use of our products in clinical trials and the sale of our products may expose us to liability claims. These claims could be made directly by patients or consumers, or by companies, institutions or others using or selling our products. The following are some of the risks related to liability and recall:

      .  We are subject to the inherent  risk that a  governmental  authority or third party may require the recall of one or more of our products;
      .  We have not obtained  product  liability  insurance  that would cover a claim relating to the clinical or commercial use or recall of our products;
      . In the absence of product liability insurance, claims made against us or a product recall could result in our being exposed to large damages and expenses;
      . If we obtain product liability insurance coverage in the future, this coverage may not be available at a reasonable cost and in amounts sufficient to protect us against claims that could cause us to pay large amounts in damages; and
      . Liability claims relating to our products or a product recall could negatively affect our ability to obtain or maintain regulatory approval for our products.

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

EFFECTING A CHANGE OF CONTROL OF MIRAVANT WOULD BE DIFFICULT, WHICH MAY DISCOURAGE OFFERS FOR SHARES OF OUR COMMON STOCK.

      Our Board of Directors has adopted a Preferred Stockholder Rights Plan, or Rights Plan. The Rights Plan may have the effect of delaying, deterring, or preventing changes in our management or control of Miravant, which may discourage potential acquirers who otherwise might wish to acquire us without the consent of the Board of Directors. Under the Rights Plan, if a person or group acquires 20% or more of our Common Stock, all holders of rights (other than the acquiring stockholder) may, upon payment of the purchase price then in effect, purchase Common Stock having a value of twice the purchase price. In April 2001, the Rights Plan was amended to increase the trigger percentage from 20% to 25% as it applies to Pharmacia and excluded shares acquired by Pharmacia in connection with our 2001 Credit Agreement with Pharmacia, and from the exercise of warrants held by Pharmacia. In the event that we are involved in a merger or other similar transaction where we are not the surviving corporation, all holders of rights (other than the acquiring stockholder) shall be entitled, upon payment of the then in effect purchase price, to purchase Common Stock of the surviving corporation having a value of twice the purchase price. The rights will expire on July 31, 2010, unless previously redeemed.

OUR CHARTER AND BYLAWS CONTAIN PROVISIONS THAT MAY PREVENT TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

      Our charter and bylaws restrict certain actions by our stockholders. For example:

      . Our stockholders can act at a duly called annual or special meeting but they may not act by written consent;
      . Special meetings can only be called by our chief executive officer, president, or secretary at the written request of a majority of our Board of Directors; and
      .  Stockholders  also must give  advance  notice to the  secretary  of any nominations for director or other business to be brought by stockholders at any stockholders' meeting.

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

      In addition, cost control initiatives could adversely affect our business in a number of ways, including:

      . Decreasing the price we, or any of our partners or licensees, receive for any of our products;
      .  Preventing   the  recovery  of  development   costs,   which  could  be
         substantial; and
      .  Minimizing profit margins.

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

      Some of the risks and uncertainties relating to United States Government regulation include:

      . Delays in obtaining approval or rejections due to regulatory review of each submitted new drug, device or combination drug/device application or product license application, as well as changes in regulatory policy during the period of product development;

      .  If  regulatory  approval of a product is  granted,  such  approval  may entail limitations on the uses for which the product may be marketed;
      .  If regulatory approval is obtained,  the product,  our manufacturer and the manufacturing facilities are subject to continual review and periodic inspections;
      . If regulatory approval is obtained, such approval may be conditional on the satisfaction of the completion of clinical trials or require additional clinical trials;
      . Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market and litigation; and
      . Photodynamic therapy products have been categorized by the FDA as combination drug-device products. If current or future photodynamic therapy products do not continue to be categorized for regulatory purposes as combination products, then:
            - The FDA may require  separate drug and device  submissions;  and
            - The FDA may require separate approval by regulatory authorities.

      Some  of  the  risks  and  uncertainties  of  international   governmental
regulation include:

      . Foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries;
      . Our drug products may not qualify for the centralized review procedure or we may not be able to obtain a national market application that will be accepted by other European Union, or EU, member states;
      . Our devices must also meet the new Medical Device Directive effective in Europe in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a CE Mark authorized by a registered notified body of an EU member state prior to free sale in the EU; and
      . Registration and approval of a photodynamic therapy product in other countries, such as Japan, may include additional procedures and requirements, preclinical and clinical studies, and may require the assistance of native corporate partners.

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

      We  expect  that  our  principal   methods  of   competition   with  other
photodynamic therapy companies will be based upon such factors as:

      .  The ease of administration of our photodynamic therapy;
      .  The degree of generalized skin sensitivity to light;
      .  The number of required doses;
      .  The safety and efficacy profile;
      . The selectivity of our drug for the target lesion or tissue of interest;
      .  The type, cost and price of our light systems;
      .  The cost and price of our drug; and

      . The amount reimbursed for the drug and device treatment by third-party payors.

      We cannot give any assurance that new drugs or future developments in photodynamic therapy or in other drug technologies will not harm our business. Increased competition could result in:

      .  Price reductions;
      .  Lower levels of third-party reimbursements;
      . Failure to achieve market acceptance; and . Loss of market share.

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

      Our understanding of the market opportunities for our PhotoPoint PDT is derived from a variety of sources, and represents our best estimate of the overall market sizes presented in certain disease areas. The actual market size and market share which we may be able to obtain may vary substantially from our estimates, and is dependent upon a number of factors, including:

      . Competitive treatments or diagnostic tools, either existing or those that may arise in the future;
      . Performance of our products and subsequent labeling claims; and . Actual patient population at and beyond product launch.

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

      In addition to the regulations for drug or device approvals, we are subject to regulation under state, federal or other law, including regulations for worker occupational safety, laboratory practices, environmental protection and hazardous substance control. We continue to make capital and operational expenditures for protection of the environment in amounts which are not material. Some of the risks and uncertainties related to laws and future legislation or regulations include:

      . Our future capital and operational expenditures related to these matters may increase and become material;
      . We may also be subject to other present and possible future local, state, federal and foreign regulation;
      . Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States, combined with the continuing efforts of governmental authorities to contain or reduce costs of health care, may result in the enactment of national health care reform or other legislation or regulations that impose limits on the number and type of medical procedures which may be performed or which have the effect of restricting a physician's ability to select specific products for use in certain procedures;
      . Such new legislation or regulations may materially limit the demand and manufacturing of our products. In the United States, there have been, and we expect that there will continue to be, a number of federal and state legislative proposals and regulations to implement greater governmental control in the health care industry;
      . The announcement of such proposals may hinder our ability to raise capital or to form collaborations; and
      . Legislation or regulations that impose restrictions on the price that may be charged for health care products or medical devices may adversely affect our results of operations.

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


                           PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      In December 2002, the Company entered into a Convertible Debt and Warrant Purchase Agreement, or Debt Agreement, with a group of private accredited investors, or the Lenders. In January 2003, February 2003 and March 2003, in exchange for borrowings by the Company of $1.0 million in each of those months under the Debt Agreement, the Company issued the Lenders notes convertible into Common Stock at a per share price of $0.97, $1.62 and $1.53, respectively. In addition, in connection with these borrowings, the Company issued three separate warrants, each to purchase 250,000 shares of Common Stock at exercise prices of $1.16 per share, $1.95 per share and $1.83 per share, related to the January 2003, February 2003 and March 2003 borrowings, respectively.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits.

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


                                    Miravant Medical Technologies




Date: May 14, 2003                        By: /s/ John M. Philpott
                                             -----------------------------------
                                                John M. Philpott
                                                Chief Financial Officer
                                                (on behalf of the Company and as
                                                Principal Financial Officer and
                                                Principal Accounting Officer)

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
          SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary S. Kledzik, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Miravant Medical Technologies;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: May 14, 2003
                                       By: /s/ Gary S. Kledzik
                                          ----------------------------------
                                       Name:   Gary S. Kledzik
                                       Title:  Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
          SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John M. Philpott, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Miravant Medical Technologies;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: May 14, 2003

                                       By: /s/ John M. Philpott
                                          --------------------------------------
                                       Name:   John M. Philpott
                                       Title:  Chief Financial Officer