Form 10-Q
period 2003-06-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 2003-08-14
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                               Outstanding at August 8, 2003
         -----                               -----------------------------
Common Stock, $.01 par value                        24,282,743

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                                                Page

Item 1.           Condensed Consolidated Financial Statements

                  Condensed consolidated balance sheets as of June 30, 2003 and
                    December 31, 2002........................................................   3
                  Condensed consolidated statements of operations for the three and
                   six months ended June 30, 2003 and 2002...................................   4
                  Condensed consolidated statement of stockholders' equity (deficit)
                   for the six months ended June 30, 2003....................................   5
                  Condensed consolidated statements of cash flows for the six
                   months ended June 30, 2003 and 2002.......................................   6
                  Notes to condensed consolidated financial statements.......................   7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................   12

Item 3.           Qualitative and Quantitative Disclosures About Market Risk.................   42

Item 4.           Controls and Procedures....................................................   42


                           PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds..................................   42

Item 4.           Submission of Matters to a Vote of Security Holders........................   42

Item 6.           Exhibits and Reports on Form 8-K...........................................   43

                  Signatures.................................................................   43





ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                       June 30,            December 31,
                                                                                         2003                  2002
                                                                                 -------------------- ---------------------
                                    Assets                                            (Unaudited)
Current assets:
   Cash and cash equivalents...............................................      $           76,000     $         723,000
   Prepaid expenses and other current assets...............................                  76,000               531,000
                                                                                 -------------------- ---------------------
Total current assets.......................................................                 152,000             1,254,000

Property, plant and equipment:
   Vehicles................................................................                  28,000                28,000
   Furniture and fixtures..................................................               1,398,000             1,389,000
   Equipment...............................................................               5,524,000             5,531,000
   Leasehold improvements..................................................               2,721,000             3,495,000
                                                                                 -------------------- ---------------------
                                                                                          9,671,000            10,443,000
   Accumulated depreciation................................................              (9,310,000)           (9,837,000)
                                                                                 -------------------- ---------------------
                                                                                            361,000               606,000

Investments in affiliates..................................................                 856,000               393,000
Deferred financing costs...................................................               1,299,000               379,000
Patents, net...............................................................                 742,000               978,000
Other assets...............................................................                 165,000               159,000
                                                                                 -------------------- ---------------------
Total assets...............................................................      $        3,575,000    $        3,769,000
                                                                                 ==================== =====================
               Liabilities and stockholders' equity (deficit)

Current liabilities:
   Accounts payable........................................................      $        1,636,000    $        1,361,000
   Accrued payroll and expenses............................................                 648,000               628,000
   Short-term debt.........................................................              10,623,000             5,238,000
                                                                                 -------------------- ---------------------
Total current liabilities..................................................              12,907,000             7,227,000

Long-term liabilities:
   Convertible debt........................................................               6,182,000             1,003,000
   Long-term debt..........................................................                      --             5,555,000
   Sublease security deposits..............................................                  36,000                94,000
                                                                                 -------------------- ---------------------
Total long-term liabilities................................................               6,218,000             6,652,000

Stockholders' equity (deficit):
   Common stock, 50,000,000 shares authorized; 24,282,743 and 24,225,089 shares issued and outstanding at June 30, 2003 and December 31, 2002,
     respectively..........................................................            181,173,000            180,255,000
   Notes receivable from officers..........................................               (570,000)              (570,000)
   Deferred compensation...................................................                (14,000)              (266,000)
   Accumulated other comprehensive loss....................................                464,000                     --
   Accumulated deficit.....................................................           (196,603,000)          (189,529,000)
                                                                                 -------------------- ---------------------
Total stockholders' equity (deficit).......................................            (15,550,000)           (10,110,000)
                                                                                 -------------------- ---------------------
Total liabilities and stockholders' equity (deficit).......................      $       3,575,000     $        3,769,000
                                                                                 ==================== =====================
See accompanying notes.



                                                         MIRAVANT MEDICAL TECHNOLOGIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)


                                                            Three months ended June 30,           Six months ended June 30,
                                                            2003                2002              2003                 2002
                                                     -----------------   ----------------- ----------------     ----------------
Revenues:
  License-contract research and development.........    $         --       $          --     $         --       $       20,000
  Bulk active pharmaceutical ingredient sales.......              --                  --               --              479,000
                                                     -----------------   ----------------- ----------------     ----------------
Total revenues......................................              --                  --               --              499,000

Costs and expenses:
  Cost of goods sold................................              --                  --               --              479,000
  Research and development..........................       1,859,000           2,307,000        3,733,000            5,224,000
  Selling, general and administrative...............       1,578,000           1,315,000        2,951,000            2,686,000
                                                     -----------------   ----------------- ----------------     ----------------
Total costs and expenses............................       3,437,000           3,622,000        6,684,000            8,389,000

Loss from operations................................      (3,437,000)         (3,622,000)      (6,684,000)          (7,890,000)

Interest and other income (expense):
   Interest and other income........................          18,000              44,000           38,000              118,000
   Interest expense.................................        (262,000)                 --         (368,000)            (281,000)
   Loss on sale of property, plant and equipment....         (42,000)                 --          (60,000)                  --
                                                      -----------------   ----------------- ----------------     ----------------
Total net interest and other income (expense).......        (286,000)             44,000         (390,000)            (163,000)
                                                      -----------------   ----------------- ----------------     ----------------

Net loss............................................   $   (3,723,000)     $   (3,578,000)    $ (7,074,000)      $  (8,053,000)
                                                     =================   ================= ================     ================
Net loss per share - basic and diluted..............   $        (0.15)     $        (0.19)    $      (0.29)      $       (0.43)
                                                     =================   ================= ================     ================
Shares used in computing net loss per share.........       24,281,353          18,876,652       24,266,128          18,876,564
                                                     =================   ================= ================     ================



         See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                               Notes                       Accumulated
                                                           Receivable        Deferred        Other
                                       Common Stock            from       Compensation  Comprehensive     Accumulated
                                 Shares        Amount        Officers                         Loss           Deficit         Total
                             ------------ -------------- -------------  --------------- --------------  -------------- -------------
Balance at December 31, 2002..24,225,089 $ 180,255,000   $  (570,000)     $  (266,000)  $        --    $(189,529,000)  $(10,110,000)
 Comprehensive loss:
  Net loss....................        --            --            --               --            --       (7,074,000)    (7,074,000)
  Net change in accumulated
  other comprehensive loss....        --            --            --               --       464,000               --        464,000
                                                                                                                       -------------
 Total comprehensive loss.....                                                                                           (6,610,000)
 Issuance of stock awards and
  ESOPcontribution............    57,654        30,000            --               --            --               --         30,000
 Deferred compensation and
  deferred interest related
  to warrants granted.........        --       888,000            --          (19,000)           --               --        869,000
 Non-cash interest on officer
  notes.......................        --            --       (28,000)              --            --               --        (28,000)
 Reserve for officer notes....        --            --        28,000               --            --               --         28,000
 Amortization of deferred
  compensation................        --            --            --          271,000            --               --        271,000
                            ------------ --------------- -------------  --------------- -------------- --------------- -------------
Balance at June 30, 2003.....24,282,743 $ 181,173,000   $   (570,000)    $    (14,000)  $   464,000   $ (196,603,000)  $(15,550,000)
                            ============ =============== =============  =============== ============== =============== =============



See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six months ended June 30,
Operating activities:                                                           2003                    2002
                                                                        -------------------    ----------------------
    Net loss..........................................................   $    (7,074,000)      $        (8,053,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization..................................           331,000                   493,000
       Amortization of deferred compensation..........................           271,000                   277,000
       Loss on sale of equipment......................................            60,000                        --
       Reserve for patents............................................           257,000                        --
       Stock awards and ESOP contribution.............................            30,000                    13,000
       Non-cash interest and amortization of deferred
         financing costs on long-term debt............................           349,000                   326,000
       Changes in operating assets and liabilities:
          Accounts receivable.........................................                --                 5,030,000
          Prepaid expenses, inventories and other assets..............           451,000                   390,000
          Accounts payable and accrued payroll........................           237,000                  (773,000)
                                                                        -------------------    ----------------------
    Net cash used in operating activities.............................        (5,088,000)               (2,297,000)

Investing activities:
    Purchases of marketable securities ...............................                --               (44,709,000)
    Proceeds from sales of marketable securities .....................                --                46,330,000
    Purchases of patents..............................................           (48,000)                  (43,000)
    Purchases of property, plant and equipment........................          (119,000)                       --
    Proceeds from the sale of property, plant and equipment...........                --                    65,000
                                                                        -------------------    ----------------------
    Net cash (used in) provided by investing activities...............          (167,000)                1,643,000

Financing activities:
    Proceeds from promissory notes, net...............................         4,838,000                        --
    Payments on short-term debt.......................................          (230,000)                       --
    Advances of note to officer.......................................                --                  (155,000)
                                                                        -------------------      --------------------
    Net cash provided by (used in) financing activities...............         4,608,000                  (155,000)

    Net decrease in cash and cash equivalents.........................          (647,000)                 (809,000)
    Cash and cash equivalents at beginning of period..................           723,000                 1,458,000
                                                                        -------------------    ----------------------
    Cash and cash equivalents at end of period........................   $        76,000       $           649,000
                                                                        ===================    ======================

Supplemental disclosures:
    Cash paid for:
      State taxes.....................................................   $         3,000       $             3,000
                                                                        ===================    ======================
      Interest .......................................................   $       250,000       $             1,000
                                                                        ===================    ======================





See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company's independent auditors, Ernst & Young LLP, have indicated in their report accompanying the December 31, 2002 consolidated financial statements that, based on generally accepted auditing standards, the Company's viability as a going concern is in question. Through June 30, 2003, the Company had an accumulated deficit of $196.6 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the cost of preparing and filing a New Drug Application, or NDA, and related follow-up expenses, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. The Company also expects these operating losses to fluctuate due to its ability to fund the research and development programs as well as the operating expenses of the Company.

     The  Company  is  continuing  its  scaled  back  efforts  in  research  and development and the preclinical studies and clinical trials of its products. These efforts, along with the cost of preparing an NDA for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support the Company's cost structure. In December 2002, the Company entered into a $12.0 million Convertible Debt and Warrant Agreement, or Debt Agreement, with a group of private accredited investors, or the Lenders, that provides the Company the availability to borrow up to $1.0 million per month through November 2003. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the Lenders. As of August 11, 2003 the Company had borrowed $6.3 million under the Debt Agreement. Also, the Company's first payment on the debt due to Pharmacia Corporation, or Pharmacia, in the amount of $5.0 million, plus interest from March 5, 2003 to the payment date, was due on June 30, 2003 and has been extended to August 29, 2003. On April 16, 2003, Pharmacia was acquired by Pfizer Inc., or Pfizer. Pharmacia survived the transaction as a wholly owned subsidiary of Pfizer. The Company is in discussion with Pfizer to further extend the debt payment due date or to negotiate other payment options or terms. If the Company cannot make the scheduled payment or negotiate new terms for the debt repayment with Pfizer, then Pharmacia can exercise all of its rights to secure all of the collateral under the agreement, which includes all of the Company's assets. Executive management of Miravant believes the Company can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003, especially based on the Company's announcement that it intends to file an NDA for SnET2 for the treatment of wet age-related macular degeneration, or AMD, in 2003. However, there can be no assurance that the Company will receive the remaining $5.7 million under the Debt Agreement, if certain requirements are not met or are not satisfactory to the Lenders, there is no guarantee that the Company will be able to make the scheduled debt payment to Pharmacia or that new debt repayment terms will be timely negotiated, if at all, and there is no guarantee that the Company will be successful in obtaining additional financing or that financing will be available on favorable terms. If additional funding is not available when required, the Company's executive management believes that as long as Miravant receives the remaining $5.7 million available to the Company under the Debt Agreement and the debt payment due to Pharmacia on August 29, 2003 is renegotiated or is extended into 2004, then the Company has the ability to conserve cash required for operations through December 31, 2003 by the delay or reduction in scope of one or more of its research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures.

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

2.    Comprehensive Loss

     For the six months ended June 30, 2003 and 2002, comprehensive loss amounted to approximately $6.6 million and $8.1 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in Xillix Technologies Corp.

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

     In connection with the Debt Agreement, the Lenders withhold from each borrowing a 3% drawdown fee and the Company issues to the Lenders a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for every $1.00 borrowed. The exercise price of each warrant will be equal to the greater of $1.00 per share or 150% of the average of the closing prices of Miravant's Common Stock for the ten (10) trading days preceding the date of the Note. In addition, upon execution of the Debt Agreement the Company issued to the Lenders a warrant to purchase 250,000 shares of the Company's Common Stock, with an exercise price of $0.50 per share. Each warrant will terminate on December 31, 2008, unless previously exercised. The Company has also agreed to provide to the Lenders certain registration rights in connection with this transaction.

     In April and May 2003, the Company received borrowings of $1.0 million in each of those months and issued related Notes with a conversion price of $1.32 and $1.41, respectively. The Company also issued two warrants for the purchase of 250,000 shares per warrant with an exercise price of $1.58 and $1.70, respectively. The Company has previously received four monthly borrowings of $1.0 million each from December 2002 through March 2003 pursuant to the Debt Agreement and issued the Lenders separate Notes convertible into Common Stock at a per share price of $0.97, $0.97, $1.62 and $1.53, respectively. In addition, in connection with these borrowings, the Company issued four separate warrants for the purchase of 250,000 shares each at exercise prices of $1.17 per share, $1.16 per share, $1.95 per share and $1.83 per share, related to the December 2002, January 2003, February 2003 and March 2003 borrowings, respectively. As of June 30, 2003, the Company has borrowed a total of $6.0 million which is convertible into Common Stock at an average price per share of $1.30 and has accrued interest of $182,000 which is also convertible. The Company has also issued warrants to purchase a total of 1,750,000 shares of Common Stock at an average exercise price of $1.56. Subsequent to June 30, 2003, the Company received an additional borrowing of $300,000 and issued a Note convertible into Common Stock at a per share price of $1.30 and issued a warrant to purchase 75,000 shares at an exercise price of $1.56.

5.    2002 Pharmacia Agreement

     In connection with the Company's Contract Modification and Termination Agreement with Pharmacia, which provided for the first debt payment to be paid on March 5, 2003, the Company negotiated an extension on this $5.0 million debt payment to June 30, 2003. In connection with the extension of the first debt payment date, the Company agreed to pay a total of $250,000 payable in two installments of $125,000 paid on March 24, 2003 and April 17, 2003, respectively. This amount related to the interest due through March 5, 2003 of $229,000 and an extension fee of $21,000. Subsequently, the Company has received an additional extension to August 29, 2003 on the due date of the first debt payment, plus related interest from March 5, 2003 until the payment date, at no additional cost. The Company continues to have discussions with Pfizer to further extend the debt payment due date or to negotiate other payment options or terms.

6.    Stock-Based Compensation

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

     If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:






                                                          Three months ended June 30,           Six months ended June 30,
                                                           2003                2002              2003                 2002
                                                     -----------------   ----------------- ----------------     ----------------

  Net loss as reported                                 $  (3,723,000)      $  (3,578,000)   $  (7,074,000)      $   (8,053,000)
  Stock-based employee cost included in reported
    net loss                                                      --             134,000               --              269,000
  Pro forma stock-based employee compensation
    cost under SFAS No. 123                                 (185,000)           (768,000)        (444,000)          (1,478,000)
                                                     -----------------   ----------------- ----------------     ----------------
  Pro forma net loss                                      (3,908,000)         (4,212,000)      (7,518,000)          (9,262,000)
                                                     =================   ================= ================     ================

  Loss per share - basic and diluted:

     As reported                                        $      (0.15)       $      (0.19)     $     (0.29)        $      (0.43)
                                                     =================   ================= ================     ================
     Pro forma                                          $      (0.16)       $      (0.22)     $     (0.31)        $      (0.49)
                                                     =================   ================= ================     ================




7.    New Accounting Pronouncements: SFAS No.'s 145 and 146 Adoption

     In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, "Recission of FASB statements No. 4, 44 and 64, Amendment of FASB statement No. 13 and Technical corrections", which becomes effective for fiscal years beginning after May 15, 2002. SFAS No. 4 and No. 64 related to reporting gains and losses from debt extinguishment. Under prior guidance, if material gains and losses were recognized from debt extinguishment, the amount was not included in income from operations, but was shown as an extraordinary item net of related income tax cost or benefit, as the case may be. Under the new guidance, all gains and losses from debt extinguishment are subject to criteria prescribed under APB No. 30 in determining an extraordinary item classification. SFAS No. 44 is not applicable to the Company's operations. SFAS No. 13 was amended to require certain lease modifications with similar economic effects to be accounted for the same way as a sale-leaseback. The Company adopted this statement effective January 1, 2003 and the adoption did not have a material effect on its consolidated results of operations or consolidated financial position.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations or consolidated financial position.

8.   Subsequent Event

     In August 2003, the Company, through a short-term promissory note, received $750,000 from a current shareholder as bridge financing until resolution of the payment options or terms for the Pharmacia debt is completed. The note is payable on demand and earns interest at 8% per year.

9.  Reclassifications

     Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the current period presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This section of the Quarterly Report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties and include statements regarding our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to raise funds to continue operations; the timing and our ability to complete our planned New Drug Application, or NDA, filing for the use of SnET2 to treat wet age-related macular degeneration, or AMD, with the U.S. Food and Drug Administration, or FDA; our ability to make or negotiate new debt repayment terms for our first debt payment due to Pharmacia Corporation, or Pharmacia, on August 29, 2003; our ability to continue to receive the $1.0 million monthly borrowings through November 2003 under the December 2002 Convertible Debt Agreement, or the Debt Agreement; our ability to resolve any issues or contingencies associated with our NDA after it is filed with the FDA; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq; our plans to collaborate with other parties and/or license SnET2; our ability to continue to retain employees under our current financial circumstances; our ability to use our light production and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including: failure to obtain additional funding timely, if at all; failure to make our scheduled payment or negotiate new debt repayment terms with Pharmacia prior to August 29, 2003 resulting in foreclosure on all of our assets; we may be unable to continue borrowing under the Debt Agreement if we fail to meet certain requirements or if these requirements are not met to the satisfaction of the Lenders; unanticipated complexity or difficulty preparing and completing the NDA filing for SnET2; a failure of our drugs and devices to receive regulatory approval; other parties may decline to collaborate with us due to our financial condition or other reasons beyond our control; our existing light production and delivery technology may prove to be inapplicable or inappropriate for future studies; we may be unable to obtain the necessary funding to further our research and development activities and the government may change its past practices and exercise its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see "Risk Factors", for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(R) PDT, our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $196.6 million as of June 30, 2003. As we currently do not have any sources of revenues, we expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the cost of preparing and filing a New Drug Application, or an NDA, and related follow-up expenses, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. We also expect these operating losses to fluctuate due to our ability to fund the research and development programs as well as the operating expenses of the Company.

     We are continuing scaled back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing an NDA for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. In December 2002, we entered into a $12.0 million Convertible Debt and Warrant Agreement, or Debt Agreement, with a group of private accredited investors, or the Lenders, that provides us the availability to borrow up to $1.0 million per month through November 2003. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the Lenders. As of August 11, 2003, we had borrowed $6.3 million under the Debt Agreement. Also, our first payment on the debt due to Pharmacia Corporation, or Pharmacia, in the amount of $5.0 million, plus interest from March 5, 2003 to the payment date, was due on June 30, 2003 and has been extended to August 29, 2003. On April 16, 2003, Pharmacia was acquired by Pfizer Inc., or Pfizer. Pharmacia survived the transaction as a wholly owned subsidiary of Pfizer. We are in discussions with Pfizer to further extend the debt payment due date or to negotiate other payment options or terms. If we cannot make the scheduled payment or negotiate new terms for the debt repayment with Pfizer, then Pharmacia can exercise all of its rights to secure all of the collateral under the agreement, which includes all of our assets. Our executive management believes we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003, especially based on our announcement that we intend to file an NDA for SnET2 for the treatment of wet age-related macular degeneration, or AMD, in 2003. However, there can be no assurance that we will receive the remaining $5.7 million under the Debt Agreement, if certain requirements are not met or are not satisfactory to the Lenders, there is no guarantee that we will be able to make the scheduled debt payment to Pharmacia or that new debt repayment terms will be timely negotiated, if at all, and there is no guarantee that we will be successful in obtaining additional financing or that financing will be available on favorable terms. If additional funding is not available when required, our executive management believes that as long as we receive the remaining $5.7 million available to us under the Debt Agreement and the debt payment due to Pharmacia on August 29, 2003 is renegotiated or is extended into 2004, then we have the ability to conserve cash required for operations through December 31, 2003 by the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures.

     Our historical revenues primarily reflect income earned from licensing agreements, grants awarded, royalties from device product sales, milestone payments, non-commercial drug sales to Pharmacia and interest income. During 2001 and through January 2002, we sold approximately $4.8 million of the SnET2 bulk active pharmaceutical ingredient, or bulk API, to Pharmacia to be used in preclinical studies and clinical trials and in anticipation of a potential NDA filing for SnET2 for the treatment of AMD. The January 2002 sales of bulk API of $479,000 was the final amount sold to Pharmacia.

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

     In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. In March 2002, we regained the rights to SnET2 as well as the related data and assets from the AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and certain discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for SnET2 for the treatment of AMD. We are currently in the process of preparing the NDA filing and expect to have it completed and filed in 2003. In addition, we are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology.

     We were delisted by Nasdaq on July 11, 2002 and our Common Stock began trading on the OTC Bulletin Board(R), or OTCBB, effective as of the opening of business on July 12, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. Our Common Stock trades under the ticker symbol MRVT and can be viewed at www.otcbb.com. Our management continues to review our ability to regain our listing status with Nasdaq, however, there are no assurances we will be able to raise the additional capital needed or to increase the current trading price of our Common Stock or meet the other requirements to allow us to be relisted on the Nasdaq National Market or Nasdaq Small Cap Market on a timely basis, if at all.

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

     We are also conducting preclinical studies with new photoselective drugs for cardiovascular diseases, in particular for the prevention and treatment of vulnerable plaque and restenosis. Vulnerable plaque, or VP, is an unstable, rupture-prone inflammation within the artery walls, and restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. We are in the process of formulating a new lead drug, MV0633, and, pending the outcome of our preclinical studies, our corporate activities, financial considerations, and other factors, we may prepare an Investigational New Drug application, or IND, in cardiovascular disease for MV0633 or existing photoselective drugs. The timing of the IND is dependent on numerous factors including preclinical results, available funding and personnel. We are currently pursuing various potential strategic partners in the field of cardiovascular disease. There are no guarantees that potential strategic partners will enter into a license agreement or provide us with any potential funding to advance our research and development programs.

     As a result of our preclinical studies in cardiovascular disease, we are evaluating the use of PhotoPoint PDT for the prevention and/or treatment of stenosis in arterial-venous grafts, or AV grafts. AV grafts are placed in patients with End Stage Renal Disease to provide access for hemodialysis. Depending on the results of our discussions with potential corporate partners in this area, as well as financial considerations and other factors, we may decide to file an IND for the commencement of clinical trials in this field.

     In oncology, we are conducting preclinical research of PhotoPoint PDT to destroy abnormal blood vessels in tumors. We are pursuing this tumor research with some of our photoselective drugs and also investigating combination therapies using PhotoPoint PDT with other types of compounds.

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


                                                                                                    Estimate of Completion

                Program              Description/Indication            Phase of Development                of Phase

         ---------------------    ------------------------------    ----------------------------    ------------------------
             Ophthalmology                 AMD (SnET2)                   Preparing an NDA                    2003
                                       New drug compounds                Research studies                  Completed
              Dermatology              Psoriasis (MV9411)                    Phase II                       Q3 2003
            Cardiovascular          VP and Restenosis (MV0633
               disease                and other compounds)              Preclinical studies                   **
                                        AV Graft (SnET2)                Preclinical studies                   **
               Oncology                  Tumor research                  Research studies                     **



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

Pharmacia Corporation

     Over time we have entered into a number of agreements with Pharmacia to fund our operations and develop and market SnET2. On April 16, 2003, Pharmacia was acquired by Pfizer. Pharmacia survived the transaction as a wholly owned subsidiary of Pfizer. In March 2002, we entered into a Contract Modification and Termination Agreement with Pharmacia under which we regained all of the rights and related data and assets to our lead drug candidate, SnET2, and we restructured our outstanding debt to Pharmacia. Under the terms of the Contract Modification and Termination Agreement, various agreements and side letters between Miravant and Pharmacia have been terminated, most of which are related to SnET2 license agreements and related drug and device supply agreements, side letters, the Manufacturing Facility Asset Purchase Agreement and various
supporting  agreements.   We  also  modified  our  2001  Credit  Agreement  with
Pharmacia.

     The termination of the various agreements provided that all ownership of the rights, related data and assets to SnET2 and the AMD clinical trials for the treatment of AMD revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets include the lasers utilized in the AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the finished dose formulation, or FDF, inventory. In addition, we reassumed the lease obligations and related property taxes for our bulk API manufacturing facility. The lease agreement expires in March 2006 and currently has a base rent of approximately $26,000 per month. In January 2003, we sublet this facility through December 2005.

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

     The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement as follows:

     * The outstanding debt that we owed to Pharmacia of approximately $26.8 million, was reduced to $10.0 million plus accrued interest;
     * The first payment of $5.0 million, plus interest, was due on March 5, 2003 and was subsequently extended to June 30, 2003 and then to August 29, 2003. The second payment of $5.0 million, plus interest, is due on June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% on March 5, 2002 and 4.00% at June 30, 2003;
     * In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD, based upon their overall analysis of the Phase III AMD data, we will not have available to us an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement. Pharmacia has no obligation to make any further milestone payments, equity investments or to extend us additional credit;
     * The early repayment provisions were modified and many of the covenants were eliminated or modified. Our requirement to allocate one-half of the net proceeds from any public or private equity financings and/or asset dispositions towards the early repayment of our debt to Pharmacia was modified as follows:

          * If our aggregate net equity financing and/or assets disposition proceeds are less than or equal to $7.0 million, we are not required to make an early repayment towards our Pharmacia debt. As of June 30, 2003, our aggregate equity financings amount to $2.5 million;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $7.0 million but less than or equal to $15.0 million, then we are required to apply one-third of the net proceeds from the amount in excess of $7.0 million up to $15.0 million, or a maximum repayment of $2.7 million towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $15.0 million but less than or equal to $25.0 million, then we are required to apply one-half of the net proceeds from the amount in excess of $15.0 million up to $25.0 million, or a maximum repayment of $7.7 million towards our Pharmacia debt;
          * If our aggregate net equity financing and/or assets disposition proceeds are greater than $25.0 million, then we are required to apply all of the net proceeds from the amount in excess of $25.0 million, or repay the entire $10.0 million plus accrued interest towards our Pharmacia debt; and
          * Any early repayment of our Pharmacia debt applies first to the loan amount due on August 29, 2003, then to the remaining loan amount due on June 4, 2004.

     Aside from the changes made under the Contract Modification and Termination Agreement discussed above, there were no changes made to the Warrant Agreement, the Equity Investment Agreement and the Registration Rights Agreement with Pharmacia.

     Our first payment on our debt to Pharmacia in the amount of $5.0 million, plus interest, is due on August 29, 2003. If we cannot make the scheduled payment or negotiate new options or terms for the debt repayment with Pfizer, then Pharmacia can exercise all of its rights to secure all the collateral under the agreement, which includes all of our assets. There is no guarantee that we will be able to make the scheduled payment or that new debt repayment terms will be negotiated timely, if at all.

     Results of Operations

     Revenues. For the three months ended June 30, 2003 and June 30, 2002, we had no revenues. For the six months ended June 30, 2003, we had no revenues compared to $499,000 for the six months ended June 30, 2002. The fluctuations in revenues are due to the following:

     Bulk Active Pharmaceutical Ingredient Sales. In May 2001, we entered into an Asset Purchase Agreement with Pharmacia whereby they agreed to buy bulk API inventory through March 2002. In 2002, we recorded revenue of $479,000 related to the newly manufactured bulk API inventory. There were no bulk API sales for the six months ended June 30, 2003 and there will be no future bulk API sales under this agreement as it has been terminated.

     License Income. License income, which represents reimbursements of out-of-pocket or direct costs incurred in preclinical studies and Phase III AMD clinical trials, decreased from $20,000 for the six months ended June 30, 2002 to no reimbursement income for the six months ended June 30, 2003. The decrease in license income is specifically related to the termination of the Pharmacia relationship. Reimbursements received during the six months ended June 30, 2002 were primarily for costs incurred to complete preclinical studies for AMD.

     We will receive no further reimbursements from Pharmacia related to any of our ongoing preclinical studies and clinical trials and Pharmacia will not make any more purchases of bulk API. Any future revenue will likely be related to new collaborative agreements, and royalties or revenues from drug and device sales upon regulatory approval and subsequent commercial sales, if any.

     Cost of API Sales. In connection with the newly manufactured bulk API sold under the terms of the Asset Purchase Agreement with Pharmacia, we recorded $479,000 in manufacturing costs for the six months ended June 30, 2002. The amounts recorded as cost of API sales represent the costs incurred for only the newly manufactured bulk API in first quarter 2002. Pharmacia will not be making any further purchases of bulk API. No cost of API sales were incurred for the three and six months ended June 30, 2003 and no further cost of API sales are expected until regulatory approval is received and commercial sales commence.

     Research and Development. Research and development costs are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of preclinical studies, clinical trials and related clinical drug and device development and manufacturing costs, drug formulation expenses, contract services and other research and development expenditures. Indirect costs consist of salaries and benefits, overhead and facility costs, and other support service expenses. Our research and development expenses decreased from $2.3 million for the three months ended June 30, 2002 to $1.9 million for the same period in 2003. Our research and development expenses decreased from $5.2 million for the six months ended June 30, 2002 to $3.7 million for the same period in 2003. The overall decrease in research and development expenses is specifically related to the conclusion of the Phase III AMD clinical trials and the completion of the preclinical studies and our AMD clinical trial responsibilities. Our research and development expenses, net of license reimbursement, were $2.3 million for the three months ended June 30, 2002 and $1.9 million for the same period in 2003. Our research and development expenses, net of license reimbursement, were $5.2 million for the six months ended June 30, 2002 and $3.7 million for the same period in 2003. Research and development expenses for the three and six months ended June 30, 2002 and 2003 related primarily to payroll, payroll taxes, employee benefits and allocated operating costs. Additionally, we incurred research and development expenses for:

     * Work associated with the development of new devices, delivery systems, drug compounds and formulations for the dermatology and cardiovascular programs;
     * Preclinical studies and clinical trial costs for our Phase II dermatology program; and
     *    Costs incurred to prepare the NDA for AMD in 2003.

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



                                                 Three months ended June 30,               Six months ended June 30,
        --------------------------------    --------------------------------------    ------------------------------------
                    Program                      2003                 2002                 2003                2002
        --------------------------------    ----------------    ------------------    ---------------     ----------------
        Direct costs:

             Ophthalmology..............        $   360,000           $    71,000        $   556,000          $    91,000
             Dermatology................             46,000               200,000            202,000              258,000
             Cardiovascular disease.....             75,000                47,000            260,000              220,000
             Oncology...................              8,000                 1,000             15,000               21,000
                                            ----------------    ------------------    ---------------     ----------------
        Total direct costs..............        $   489,000           $   319,000        $ 1,033,000          $   590,000

        Indirect costs .................        $ 1,370,000           $ 1,988,000        $ 2,700,000          $ 4,634,000
                                            ----------------    ------------------    ---------------     ----------------
        Total research and development
        costs...........................        $ 1,859,000           $ 2,307,000        $ 3,733,000          $ 5,224,000
                                            ================    ==================    ===============     ================



     Ophthalmology. For the six months ended June 30, 2003 our direct ophthalmology program costs have increased to $556,000 from $91,000 for the six months ended June 30, 2002. For the three months ended June 30, 2003 our direct ophthalmology program costs have increased to $360,000 from $71,000 for the three months ended June 30, 2002. Costs incurred for the ophthalmology program have consisted of clinical trial expenses for the screening, treatment and monitoring of individuals participating in the AMD clinical trials, internal and external preclinical study costs, drug and device development and manufacturing costs and preparation costs for the NDA. The costs incurred and the increase for the three and six month periods ended June 30, 2003 are specifically related to the preparation of the NDA filing for SnET2 in AMD compared to minimal ophthalmology activities for the same period in 2002.

     Dermatology. For the six months ended June 30, 2003 our direct dermatology program costs decreased to $202,000 from $258,000 for the six months ended June 30, 2002. For the three months ended June 30, 2003 our direct dermatology program costs have decreased to $46,000 from $200,000 for the same period in 2002. Costs incurred in the dermatology program include expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase II clinical trial expenses. The decrease for the three and six months ended June 30, 2003 as compared to 2002 is due to the majority of the cost of the Phase II clinical trial being incurred in 2002.

     Cardiovascular Disease. For the six months ended June 30, 2003 our direct cardiovascular disease program costs increased to $260,000 from $220,000 for same period in 2002. For the three months ended June 30, 2003 our direct cardiovascular disease program costs have increased to $75,000 from $47,000 for the same period in 2002. Our cardiovascular disease program costs include expenses for the development of new drug compounds and light delivery devices, drug formulation costs, drug and device manufacturing expenses and internal and external preclinical study costs. The increase from 2002 to 2003 is related to the progress of the program, which required preclinical studies, as well as an increase in development and manufacturing activities for drugs and devices used in the preclinical studies and in preparation for future clinical trials.

     Oncology. For the six months ended June 30, 2003 our direct oncology program costs have decreased to $15,000 from $21,000 for the same period in 2002. For the three months ended June 30, 2003, our direct oncology program costs have increased to $8,000 from $1,000 for the same period in 2002. Our oncology program costs have primarily consisted of costs for internal and external preclinical studies and expenses for the early development of new drug compounds. The decrease in oncology program costs from 2002 to 2003 is related to our decision to focus on discovery and research programs for use of PhotoPoint PDT in oncology, rather than focus on development programs.

     Indirect Costs. For the six months ended June 30, 2003 our indirect costs have decreased to $2.7 million from $4.6 million for the same period in 2002. For the three months ended June 30, 2003 our indirect costs have decreased to $1.4 million from $2.0 million for the same period in 2002. Generally, the decrease from 2002 to 2003 was attributed to a reduction in our program activities, as well as a continued reduction in labor costs due to the reduction in employees. The decrease was also related to the sublease of one of our buildings, which reduced facility and overhead costs.

     We expect that future research and development expenses may fluctuate depending on available funds, continued expenses incurred in our preparation of the NDA for SnET2, our costs for preclinical studies and clinical trials in our ophthalmology, dermatology, cardiovascular, oncology and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, results obtained from our ongoing preclinical studies and clinical trials and the expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of existing or the commencement of new preclinical studies and clinical trials and the development of new drug compounds and formulations.

     Selling, General and Administrative. Our selling, general and administrative expenses for the six months ended June 30, 2003 increased to $3.0 million from $2.7 million for the six months ended June 30, 2002. For the three months ended June 30, 2003 our selling, general and administrative expenses increased to $1.6 million compared to $1.3 million for the same period in 2002. Selling, general and administrative expenses for the three and six months ended June 30, 2002 and 2003 related primarily to payroll related expenses, operating costs such as rent, utilities, professional services and insurance costs and non-cash expenses such as stock compensation and depreciation. In the six months ended June 30, 2003, the employee and overhead related expenses decreased from 2002 to 2003 due to the decrease in the number of administrative employees and a decrease in facility related costs from the reduction in facilities. These decreases were primarily offset by an increase in insurance and stock compensation costs.


     We expect future selling, general and administrative expenses to remain consistent with prior periods although they may fluctuate depending on available funds, and the need to perform our own marketing and sales activities, the support required for research and development activities, the costs associated with potential financing and partnering activities, continuing corporate development and professional services, facility and overhead costs, compensation expense associated with stock options and warrants granted to consultants and expenses for general corporate matters.

     Interest and Other Income. Interest and other income decreased to $38,000 for the six months ended June 30, 2003 from $118,000 for the six months ended June 30, 2002. For the three months ended June 30, 2003 interest and other income decreased to $18,000 from $44,000 for the same period in 2002. The fluctuations in interest and other income are directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

     Interest Expense. Interest expense increased from $368,000 for the six months ended June 30, 2003 to $281,000 for the same period in 2002. For the three months ended June 30, 2003 interest expense increased to $262,000 from zero for the same period in 2002. In accordance with Statement of Financial Accounting Standard, or SFAS, No. 15, with the restructuring of the Pharmacia debt in March 2002, we reduced our outstanding debt to the total future cash payments of the debt, which included $792,000 designated as interest and $10.0 million as principal. Also, with the restructuring of the debt, the value of the warrants issued to Pharmacia was reduced to zero. The increase for the three and six months ended June 30, 2003, related to the $20,000 debt extension fee and interest related to the Pharmacia debt payment extension, which accrues at 4.25% from March 5, 2003 to the repayment date, interest earned from the promissory notes received during the quarter in connection with the Debt Agreement which accrues interest at 9.4%, and the amortization of the warrants issued in connection with each promissory note. The level of interest expense in future periods is expected to increase as monthly borrowings on the promissory notes are continued.

Liquidity and Capital Resources

     Since inception through June 30, 2003, we have accumulated a deficit of approximately $196.6 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia's purchases of Common Stock and credit arrangements. As of June 30, 2003, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $231.5 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of June 30, 2003, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2002 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     In March 2002, Miravant and Pharmacia entered into a Contract Modification and Termination Agreement pursuant to which we regained all of the rights and related data and assets to our lead drug candidate, SnET2, and restructured our outstanding debt to Pharmacia.

     Under the terms of the Contract Modification and Termination Agreement, various agreements and side letters between Miravant and Pharmacia have been terminated. Most of these agreements related to SnET2 license agreements and related drug and device supply agreements, side letters, the Manufacturing Facility Asset Purchase Agreement and various supporting agreements. The termination of the various agreements provided that all ownership of the rights, data and assets related to SnET2 and the AMD clinical trials revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets which we received ownership rights to include the lasers utilized in the AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the FDF inventory. In addition to receiving back all of the bulk API inventory sold to Pharmacia in 2001, we also received a payment of approximately $479,000 for the costs of the in-process and finished bulk API inventory manufactured through January 23, 2002. We reassumed the lease obligations and related property taxes for our bulk API manufacturing facility. The lease agreement expires in October 2006 and currently has a base rent of approximately $26,000 per month. In January 2003, we sublet this facility through December 2005.

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

     The Contract Modification and Termination Agreement also modified the 2001 Credit Agreement. The outstanding debt that we owed to Pharmacia of approximately $26.8 million was reduced to $10.0 million plus accrued interest. We will be required to make a payment of $5.0 million, plus interest, on each of August 29, 2003 and June 4, 2004. Interest on the debt will be recorded at the prime rate, which was 4.75% at March 5, 2002, 4.25% beginning in November 2002 and 4.00% starting on June 27, 2003. Additionally, the early repayment provisions and many of the covenants were eliminated or modified. In exchange for these changes and the rights to SnET2, we terminated our right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. Also, as Pharmacia has determined that they will not file an NDA for the SnET2 PhotoPoint PDT for AMD and the Phase III clinical trial data did not meet certain clinical statistical standards, as defined by the clinical trial protocols, we will not have available an additional $10.0 million of borrowings as provided for under the 2001 Credit Agreement.

     In August 2003, we received a short-term promissory note of $750,000 from a current shareholder as bridge financing until resolution of the payment options or terms for the Pharmacia debt is completed. The note is payable on demand and earns interest at 8% per year.

Statement of Cash Flows

     Net cash required for operations for the six months ended June 30, 2003 and 2002 was $5.1 million and $2.3 million, respectively. For the six months ended June 30, 2003, the net cash used for operations was increased due to a decrease in prepaid and other assets and an increase in accounts payable and accrued wages. The net cash required for operations in 2002 is primarily related to the release of the $5.1 million contained in the inventory and equipment escrow accounts which was offset by an overall decrease in accounts payable and accrued wages. For the six months ended June 30, 2003, the net cash used for operations was increased due to a decrease in prepaid and other assets and an increase in accounts payable and accrued wages.

     For the six months ended June 30, 2003 net cash used in investing activities was $167,000 and for the six months ended June 30, 2002, net cash provided by investing activities was $1.6 million, respectively. The net cash provided by financing activities for the six months ended June 30, 2002 was primarily related to the proceeds from the net sales and purchases of marketable securities. For the six months ended June 30, 2003, net cash used in investing activities consisted of the purchases of patents, property, plant and equipment.

     For the six month periods ended June 30, 2003 net cash provided by financing activities was $4.6 million and for the six months ended June 30, 2002, net cash required in financing activities was $155,000. The net cash required for financing activities in 2002 related to loans provided to executive officers of the Company. The net cash provided by financing activities for the six months ended June 30, 2003 was primarily related to the net proceeds received from the five monthly $1.0 million borrowings received during the first six months of the year offset by payment to Pharmacia of interest due.

     We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to make the $5.0 million, plus interest, payments on the debt due to Pharmacia on the related payment dates of August 29, 2003 and June 4, 2004;
     * Our ability to successfully negotiate new debt repayment terms on our $10.0 million debt plus interest due to Pharmacia if we cannot make the scheduled payments;
     * Our ability to continue our efforts to reduce our use of cash, while continuing to advance programs;
     *    Our ability to meet our obligations under the Debt Agreement;
     *    The viability of SnET2 for future use;
     *    The costs and time involved in preparing an NDA filing for SnET2;
     * Our ability to obtain regulatory approval for our NDA when, and if, filed;
     *    Our ability to  establish  additional  collaborations  and/or  license
          SnET2;
     *    The cost of performing pre-commercialization activities;
     * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
     *    Our ability to regain our listing status on Nasdaq;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     As of June 30, 2003, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We are continuing our scaled back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing an NDA for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. In December 2002, we entered into a Debt Agreement that provides us the availability to borrow up to $1.0 million per month through November 2003. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the Lenders. As of August 11, 2003, we had borrowed $6.3 million under the Debt Agreement. Also, our first payment on our debt to Pharmacia, in the amount of $5.0 million, plus interest from March 5, 2003 to the payment date, is due on August 29, 2003. We are in discussions with Pfizer to further extend the debt payment due date or to negotiate other payment options or terms. If we cannot make the scheduled payment or negotiate new terms for the debt repayment with Pfizer, then Pharmacia can exercise all of its rights to secure all of the collateral under the agreement, which includes all of our assets. Our executive management believes we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003, especially based on our announcement that we intend to file an NDA for SnET2 for the treatment of AMD in 2003. However, there can be no assurance that we will receive the remaining $5.7 million under the Debt Agreement, if certain requirements are not met or are not satisfactory to the Lenders, there is no guarantee that we will be able to make the scheduled debt payment to Pharmacia or that new debt repayment terms will be timely negotiated, if at all, and there is no guarantee that we will be successful in obtaining additional financing or that financing will be available on favorable terms. If additional funding is not available when required, our executive management believes that as long as we receive the remaining $5.7 million available to us under the Debt Agreement and the debt payment due to Pharmacia on August 29, 2003 is renegotiated or is extended into 2004, then we have the ability to conserve cash required for operations through December 31, 2003 by the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures to conserve cash to be used in operations. Our ability to raise funds has become more difficult as our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     *    Our ability to successfully prepare and file an NDA for SnET2 in 2003;
     *    The  outcome  from  the FDA  upon  the  potential  NDA  filing;
     * The potential future use of SnET2 for ophthalmology or other disease indications;
     * Our ability to successfully raise funds in the near future through public or private equity or debt financings, or establish collaborative arrangements or raise funds from other sources;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * The extent to which our obligation to pay Pharmacia a portion of the funds received in our financing activities will hinder our fundraising efforts;
     * Our requirement to allocate certain percentages of net proceeds from any public or private equity financings and/or asset dispositions, as defined earlier, towards the repayment of our debt of $10.0 million plus interest due to Pharmacia under the Contract Modification and Termination Agreement;
     * The future development and results of our Phase II dermatology clinical trial and our ongoing cardiovascular and oncology preclinical studies;
     * The amount of funds received from outstanding warrant and stock option exercises, if any;
     * Our ability to maintain, renegotiate, or terminate our existing collaborative arrangements;
     * Our ability to receive any funds from the sale of our 33% equity investment in Ramus, consisting of 2,000,000 shares of Ramus Preferred Stock and 59,112 shares of Ramus Common Stock, neither of which are publicly traded and the fair market value of which is currently negligible; and
     * Our ability to liquidate our equity investment in Xillix, consisting of 2,691,904 shares of Xillix Common Stock, which is publicly traded on the Toronto Stock Exchange under the symbol (XLX.TO), but has historically had small trading volume.

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

     Since our inception we have incurred losses totaling $196.6 million as of June 30, 2003 and have never generated enough funds through our operations to support our business. We are continuing our efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing a New Drug Application, or NDA, for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. In December 2002, we entered into a $12.0 million Debt Agreement with a group of private accredited investors, or the Lenders, that provides us the availability to borrow up to $1.0 million per month through November 2003, subject to certain limitations. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the Lenders. As of August 11, 2003, we have borrowed $6.3 million under the Debt Agreement. Our executive management believes that as long as the remaining $5.7 million remains available to us under the Debt Agreement and the debt payment due to Pharmacia on August 29, 2003 is renegotiated or is extended into 2004, we then have the ability to conserve cash required for operations through December 31, 2003 by the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures.

     In addition, our first payment on our debt to Pharmacia Corporation, or Pharmacia, in the amount of $5.0 million, plus interest, was due on March 5, 2003, was initially extended to June 30, 2003 and then extended to August 29, 2003. Executive management also believes we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003, especially due to our announcement that we intend to file an NDA for SnET2 in 2003. However, there can be no assurance that we will receive the remaining $5.7 million under the Debt Agreement, if certain requirements are not met or are not satisfactory to the Lenders, or that we will be able to make our first payment to Pharmacia on August 29, 2003 or negotiate new payment options or terms, and there is no guarantee that we will be successful in obtaining additional financing or that financing will available on favorable terms. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2002 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     We will need additional resources in the near term to complete the NDA filing for SnET2, to develop our products and to continue our operations. If we do not receive sufficient funding prior to December 2003, and are unable to extend the debt payment due to Pharmacia into 2004 and are required to pay it on August 29, 2003, we may be forced to significantly reduce or cease operations. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to make the $5.0 million, plus interest, payments on the debt due to Pharmacia on the related payment dates of August 29, 2003 and June 4, 2004;
     * Our ability to successfully negotiate new debt repayment terms on our $10.0 million debt plus interest due to Pharmacia if we cannot make the scheduled payments;
     * Our ability to continue our efforts to reduce our use of cash, while continuing to advance programs;
     *    Our ability to meet our obligations under the Debt Agreement;
     *    The viability of SnET2 for future use;
     *    The costs and time involved in preparing an NDA filing for SnET2;
     * Our ability to obtain regulatory approval for our NDA when, and if, filed;
     *    Our ability to  establish  additional  collaborations  and/or  license
          SnET2;
     *    The cost of performing pre-commercialization activities;
     * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
     *    Our ability to regain our listing status on Nasdaq;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

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

UNDER THE CONTRACT MODIFICATION AND TERMINATION AGREEMENT ENTERED INTO WITH PHARMACIA IN MARCH 2002, OUR OUTSTANDING DEBT TO PHARMACIA OF $10.0 MILLION REMAINS SECURED BY ALL OF OUR ASSETS. THE FIRST $5.0 MILLION WAS DUE ON MARCH 5, 2003 AND HAS BEEN EXTENDED TO AUGUST 29, 2003. IF WE BECOME UNABLE TO REPAY OUR BORROWINGS OR ARE UNABLE TO NEGOTIATE NEW DEBT REPAYMENT TERMS OR VIOLATE THE COVENANTS UNDER THIS AGREEMENT, PHARMACIA COULD FORECLOSE ON OUR ASSETS, WHICH WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND WE MAY BE FORCED TO CEASE OPERATIONS.

     Under the terms of the Contract Modification and Termination Agreement with Pharmacia, who was acquired by Pfizer Inc., or Pfizer, on April 16, 2003 and is now a wholly-owned subsidiary of Pfizer, we have outstanding debt to Pharmacia of $10.0 million which is secured by all of our assets. Our first payment was due on our debt to Pharmacia in the amount of $5.0 million, plus interest, on March 5, 2003 and was extended to August 29, 2003. We continue to have discussions with Pfizer regarding extending the debt payment due date or negotiate other payment options or terms. If we are unable to extend the debt payment due date or negotiate new options or terms for the debt repayment with Pfizer, then Pharmacia can exercise all of its rights to secure all of the collateral under the agreement, which includes all of our assets. There is no guarantee that if we can extend the debt payment due date or new debt repayment terms will be timely negotiated, if at all. Our ability to comply with all covenants and to make scheduled payments, early repayments as required or to refinance our debt obligations will depend on our financial and operating performance, which in turn will be subject to prevailing economic conditions and certain financial, business and other factors, including factors that are beyond our control. If our cash flow and capital resources become insufficient to fund our debt service obligations or we otherwise default under the Contract Modification and Termination Agreement, Pharmacia could accelerate the debt and foreclose on our assets. As a result, we could be forced to obtain additional financing at very unfavorable terms or significantly reduce or cease operations.

OUR ABILITY TO CONTINUE TO BORROW $1.0 MILLION PER MONTH THROUGH NOVEMBER 2003 UNDER THE DEBT AGREEMENT ENTERED INTO IN DECEMBER 2002 IS CONTINGENT ON US MEETING CERTAIN OBLIGATIONS. IF THESE OBLIGATIONS ARE NOT MET OR ARE NOT SATISFACTORY TO THE LENDERS, WE MAY BE UNABLE TO BORROW THE FUNDS AS PLANNED AND THIS MAY FORCE US TO SIGNIFICANTLY REDUCE OR CEASE OPERATIONS.

     In December 2002, we entered into a Debt Agreement with a group of private accredited investors, or the Lenders. The $12.0 million Debt Agreement allows us to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. We have borrowed $6.3 million under this agreement through August 11, 2003. The maximum aggregate loan amount is $12.0 million with the last available borrowing in November 2003. The Lenders' obligation to fund each borrowing request is subject to material conditions described in the Debt Agreement. In addition, the Lenders may terminate its obligations under the Debt Agreement if: (i) Miravant has not filed an NDA by March 31, 2003, (ii) such filing has been rejected by the U.S. Food and Drug Administration, or FDA, or
(iii) Miravant, in the reasonable judgment of the Lenders, is not meeting its business objectives. We have received a waiver from the Lenders with regard to the March 31, 2003 NDA filing deadline. This deadline has been extended to the end of the third quarter 2003. However, there is no guarantee we will receive the remaining $5.7 million under this agreement, and if we are unable to borrow the remaining $5.7 million as planned we may be forced to significantly reduce or cease operations.

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

PREPARING AND FILING AN NDA REQUIRES SIGNIFICANT EXPENSES, THE APPROPRIATE PERSONNEL AND ACCESS TO CONSULTANTS AND OTHER RESOURCES AS NEEDED. OUR PLANS TO COMPLETE AN NDA FILING WITH THE FDA FOR SNET2 FOR THE TREATMENT OF AMD IN 2003 IS DEPENDENT ON OUR ABILITY TO SUCCESSFULLY RAISE SUBSTANTIAL ADDITIONAL FUNDING, OR ENGAGE A COLLABORATIVE PARTNER, AND TO ENGAGE CONSULTANTS AND PERSONNEL AS NEEDED ALL IN A TIMELY MANNER. IF WE ARE UNABLE TO MEET THESE REQUIREMENTS, OUR PLANS TO FILE AN NDA WITH THE FDA MAY BE SIGNIFICANTLY DELAYED OR MAY NOT GET FILED AT ALL.

     In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and certain discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for SnET2 for the treatment of AMD. We are currently in the process of preparing the NDA filing and expect to have it completed and filed in 2003. In addition, we are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology. The cost of preparing an NDA requires a significant amount of funding and personnel. We will have to engage numerous consultants and clinical research organizations, or CROs, to assist in the preparation of the NDA. Our ability to engage the appropriate CROs and consultants in a timely manner and have them available to us when we need them is costly and may cause delays in the filing of the NDA. Additionally, our ability to raise funding or engage a collaborative partner to assist us in the funding and preparation of the NDA may not be available to us in a timely manner or not at all. If we are unable to raise adequate funding, we will likely have to further reduce our funding and development efforts of our other programs and adjust our overall business structure to reduce expenses. If we are unable to file an NDA for SnET2 as a result of funding or other constraints or if the FDA does not accept our filing, this could severely harm our business.

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

     If we are able to file our NDA for SnET2 for the treatment of AMD, there can be no guarantee that we will be able to get an approval from the FDA or that we will be able to resolve any issues or contingent requirements requested by the FDA. For instance, the FDA may require follow-up clinical or pre-clinical studies prior to final approval, which may be costly and may cause a significant delay in the timing of receiving FDA approval. If the FDA does approve this NDA, the approved label claims could be for a limited market, resulting in smaller than expected markets and revenue. Additionally, we received a fast track designation on our clinical program in 1998 primarily due to the lack of an existing approved treatment for AMD. Subsequently, there has been an approval by the FDA for the treatment of a specific portion of the AMD disease thus there can be no guarantee that we will be able to maintain our fast track designation, and related benefits, from the FDA which may further delay the timing of a potential FDA approval. Any delay in receiving FDA approval further limits our ability to begin market commercialization and harms our on-going funding requirements and our business.

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

     We are currently at various stages of discussions with various companies regarding the establishment of new collaborations. If we are not successful in establishing new collaborative partners for the potential development of SnET2 or our other molecules, we may not be able to pursue further development of such drugs and/or may have to reduce or cease our current development programs, which would materially harm our business. Even if we are successful in establishing new collaborations, they are subject to numerous risks and uncertainties including the following:

     *    Our ability to negotiate acceptable collaborative arrangements;
     * Future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold;
     * Collaborative partners are free to pursue alternative technologies or products either on their own or with others, including our competitors, for the diseases targeted by our programs and products;
     * Our partners may fail to fulfill their contractual obligations or terminate the relationships described above, and we may be required to seek other partners, or expend substantial resources to pursue these activities independently. These efforts may not be successful; and
     * Our ability to manage, interact and coordinate our timelines and objectives with our strategic partners may not be successful.

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

     All of our drug and device products currently under development will require extensive preclinical studies and/or clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products, except SnET2, have completed testing for efficacy or safety in humans. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

     * Our ability to demonstrate to the FDA that our products are safe and efficacious;
     *    Our products may not be as efficacious as our competitors' products;
     * Our ability to successfully complete the testing for any of our compounds within any specified time period, if at all;
     * Clinical outcomes reported may change as a result of the continuing evaluation of patients;
     * Data obtained from preclinical studies and clinical trials are subject to varying interpretations which can delay, limit or prevent approval by the FDA or other regulatory authorities;
     * Problems in research and development, preclinical studies or clinical trials that will cause us to delay, suspend or cancel clinical trials; and
     * As a result of changing economic considerations, competitive or new technological developments, market approvals or changes, clinical or regulatory conditions, or clinical trial results, our focus may shift to other indications, or we may determine not to further pursue one or more of the indications currently being pursued.

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

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of AMD with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. In March 2002, we regained the rights to SnET2 as well as the related data and assets from the AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for SnET2 for the treatment of AMD. We are currently in the process of preparing the NDA filing and expect to have it completed and filed in 2003. In addition, we have terminated our license collaboration with Pharmacia, and are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology. If we are unable to file an NDA for SnET2 as a result of funding or other constraints or if our filing is not accepted by the FDA, this could adversely affect our funding and development efforts for our other programs and severely harm our business.

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

     We have incurred significant losses since our inception in 1989 and, as of June 30, 2003, had an accumulated deficit of approximately $196.6 million. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years. Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have currently implemented a cost restructuring program which we expect will help to reduce our overall costs. Our ability to achieve sustained profitability depends upon our ability, alone or with others, to receive regulatory approval on our NDA filing for SnET2 in AMD, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of SnET2 and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on our ability to establish a corporate partner collaboration and/or license SnET2 and the timing of receiving regulatory approval, if at all, for SnET2 in AMD. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, SnET2 bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the year ended December 31, 2002, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From January 1, 2002 to August 12, 2003, our Common Stock price, per Nasdaq and OTCBB closing prices, has ranged from a high of $9.90 to a low of $0.25.

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

     *    Our ability to successfully file an NDA for SnET2;
     * Our ability to continue to borrow monthly under the Debt Agreement through November 2003;
     * Our ability to make the $5.0 million, plus interest, payments on the debt due to Pharmacia on the related payment dates of August 29, 2003 and June 4, 2004;
     * Our ability to successfully negotiate new debt repayment terms on our $10.0 million debt plus interest due to Pharmacia if we cannot make the scheduled payments;
     * Announcements concerning Miravant or our collaborators, competitors or industry;
     * Our ability to successfully establish new collaborations and/or license SnET2;
     * The results of the FDA review of our intended NDA filing, when and if it is filed;
     * The results of our testing, technological innovations or new commercial products;
     * The results of preclinical studies and clinical trials by us or our competitors;
     *    Technological innovations or new therapeutic products;
     *    Our ability to regain our listing status on Nasdaq;
     * Public concern as to the safety, efficacy or marketability of products developed by us or others;
     *    Comments by securities analysts;
     *    The achievement of or failure to achieve certain milestones;
     *    Litigation,  such as from stockholder lawsuits or patent infringement;
          and
     * Governmental regulations, rules and orders, or developments concerning safety of our products.

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

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we intend to manufacture drugs and devices at clinical manufacturing levels, we have not yet manufactured any products under GMPs which can be released for commercial use, and we have limited experience in manufacturing in commercial quantities. We were licensed by the State of California to manufacture bulk API at one of our Santa Barbara, California facilities for clinical trial and other use. This particular manufacturing facility was shut down in 2002 and has been reconstructed in our existing operating facility. The manufacturing facility at the new location is operational, pending required regulatory approvals by the State of California and federal regulatory agencies, and is currently producing compatability and stability batches.

     In the original manufacturing facility, we have manufactured bulk API, the process up to the final formulation and packaging step for SnET2. We believe the quantities we have manufactured and have in inventory are enough to support an initial commercial launch of SnET2, though there can be no assurance that SnET2 and our new manufacturing facility will be approved by the FDA or that if such approval is received, the existing commercial bulk API inventory will be approved for commercial use. We also have the ability to manufacture light producing devices and light delivery devices, and conduct other production and testing activities to support current clinical programs, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug product, and, at commercial levels, light producing and light delivery devices and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities.

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

ACCEPTANCE OF OUR PRODUCTS IN THE MARKETPLACE IS UNCERTAIN, AND FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL HARM OUR BUSINESS.

     Even if approved for marketing, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

     * The establishment and demonstration in the medical community of the safety and clinical efficacy of our products and their potential advantages over existing therapeutic products and diagnostic and/or imaging techniques. For example, if we are able to eventually obtain approval of our drugs and devices to treat cardiovascular restenosis we will have to demonstrate and gain market acceptance of this as a method of treatment over use of drug coated stents and other restenosis treatment options;
     * Pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators; and
     * The possibility that physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products.

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

     The testing, manufacture, marketing and sale of human pharmaceutical products and medical devices entail significant inherent, industry-wide risks of allegations of product liability. The use of our products in clinical trials and the sale of our products may expose us to liability claims. These claims could be made directly by patients or consumers, or by companies, institutions or others using or selling our products. The following are some of the risks related to liability and recall:

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

         Some of the risks and uncertainties of international governmental regulation include:

     * Foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries;
     * Our drug products may not qualify for the centralized review procedure or we may not be able to obtain a national market application that will be accepted by other European Union, or EU, member states;
     * Our devices must also meet the European Medical Device Directive effective in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a CE Mark authorized by a registered notified body of an EU member state prior to free sale in the EU; and
     * Registration and approval of a photodynamic therapy product in other countries, such as Japan, may include additional procedures and requirements, preclinical and clinical studies, and may require the assistance of native corporate partners.

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

     We are aware of various competitors involved in the photodynamic therapy sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sector include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharmaceuticals, or Axcan, and Pharmacyclics. QLT's drug Visudyne has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Axcan and DUSA have photodynamic therapy drugs, both of which have received marketing approval in the United States - Photofrin(R) (Axcan) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals) for the treatment of actinic keratoses, a dermatological condition. Pharmacyclics has a photodynamic therapy drug that has not received marketing approval, which is being used in certain preclinical studies and/or clinical trials for ophthalmology, oncology and cardiovascular indications. We are aware of other drugs and devices under development by these and other photodynamic therapy competitors in additional disease areas for which we are developing PhotoPoint PDT. These competitors as well as others that we are not aware of, may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk disclosures involve forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates. The risks related to foreign currency exchange rates are immaterial and we do not use derivative financial instruments.

     From time to time, we maintain a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments and that our borrowings outstanding are under variable interest rates, we are not subject to significant interest rate risk.

ITEM 4.           CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds


     In December 2002, the Company entered into a Convertible Debt and Warrant Purchase Agreement, or Debt Agreement, with a group of private accredited investors, or the Lenders. In January 2003, February 2003, March 2003, April 2003 and May 2003 in exchange for borrowings by the Company of $1.0 million in each of those months under the Debt Agreement, the Company issued the Lenders notes convertible into Common Stock at a per share price of $0.97, $1.62, $1.53, $1.32 and $1.41 for January 2003, February 2003, March 2003, April 2003 and May 2003, respectively . In addition, in connection with these borrowings, the Company issued five separate warrants, each to purchase 250,000 shares of Common Stock at exercise prices of $1.16 per share, $1.95 per share, $1.83 per share, $1.58 per share and $1.69 per share related to the respective January 2003, February 2003, March 2003, April 2003 and May 2003 borrowings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 12, 2003, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:


                                                                 Votes               Votes
                                                                  For              Withheld

                                                             ---------------     --------------
      Larry S. Barels                                            21,399,780             13,271
      Charles T. Foscue                                          21,399,780             13,271
      Gary S. Kledzik, Ph.D.                                     21,399,780             13,271
      David E. Mai                                               21,399,780             13,271

In addition, the stockholders also approved the following proposals:


                                                         Votes             Votes                                Broker
                                                          For             Against          Abstained           Non-Votes
                                                     --------------    --------------    ---------------    ----------------

1. Proposal to ratify the selection of
     the Company's independent auditors.              21,397,676           8,550              6,825                --




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

          Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 Certification of Chief Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 u.S.C. Section 1350,as adopted pursuant to section 906 of the sarbanes-oxley act of 2002

(b)      Reports on Form 8-K.

          On June 27, 2003, we filed a Form 8-K to report that we entered into an agreement with Pharmacia AB, an indirect, wholly-owned subsidiary of Pharmacia Corporation, regarding the extension of payment dates under the parties' credit agreement.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                Miravant Medical Technologies




Date:    August 14, 2003            By: /s/   John M. Philpott
                                       -----------------------
                                              John M. Philpott
                                              Chief Financial Officer
                                             (on behalf of the Company and as
                                              Principal Financial Officer and
                                              Principal Accounting Officer)