Form 10-Q
period 2003-09-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 2003-11-14
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended September 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                              Outstanding at November 10, 2003
         -----                               -----------------------------
Common Stock, $.01 par value                         25,767,166

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                                                Page

Item 1.           Condensed Consolidated Financial Statements

                  Condensed consolidated balance sheets as of September 30, 2003 and
                    December 31, 2002........................................................   3
                  Condensed consolidated statements of operations for the three and
                   nine months ended September 30, 2003 and 2002.............................   4
                  Condensed consolidated statement of stockholders' equity (deficit)
                   for the nine months ended September 30, 2003..............................   5
                  Condensed consolidated statements of cash flows for the nine
                   months ended September 30, 2003 and 2002..................................   6
                  Notes to condensed consolidated financial statements.......................   7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................................   14

Item 3.           Qualitative and Quantitative Disclosures About Market Risk.................   44

Item 4.           Controls and Procedures....................................................   44


                           PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds..................................   44

Item 6.           Exhibits and Reports on Form 8-K...........................................   45

                  Signatures.................................................................   46




ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    September 30,       December 31,
                                    Assets                                              2003                  2002
                                                                                 ------------------   -------------------
Current assets:                                                                      (Unaudited)
   Cash and cash equivalents...............................................      $      1,608,000     $         723,000
   Prepaid expenses and other current assets...............................               370,000               531,000
                                                                                 ------------------   -------------------
Total current assets.......................................................             1,978,000             1,254,000

Property, plant and equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,398,000             1,389,000
   Equipment...............................................................             5,524,000             5,531,000
   Leasehold improvements..................................................             2,721,000             3,495,000
                                                                                 ------------------   -------------------
                                                                                        9,671,000            10,443,000
   Accumulated depreciation................................................            (9,386,000)           (9,837,000)
                                                                                 ------------------   -------------------
                                                                                          285,000               606,000

Investments in affiliates..................................................             1,789,000               393,000
Deferred financing costs...................................................             5,146,000               379,000
Patents, net...............................................................               759,000               978,000
Other assets...............................................................               195,000               159,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $     10,152,000      $      3,769,000
                                                                                 ==================   ===================

               Liabilities and stockholders' equity (deficit)

Current liabilities:
   Accounts payable........................................................      $      1,643,000      $      1,361,000
   Accrued payroll and expenses............................................               499,000               628,000
   Short-term debt.........................................................                    --             5,238,000
                                                                                 ------------------   -------------------
Total current liabilities..................................................             2,142,000             7,227,000

Long-term liabilities:

   Convertible debt........................................................            11,657,000             1,003,000
   Long-term debt..........................................................                    --             5,555,000
   Sublease security deposits..............................................                37,000                94,000
                                                                                 ------------------   -------------------
Total long-term liabilities................................................            11,694,000             6,652,000

Stockholders' equity (deficit):

   Common stock, 50,000,000 shares authorized; 25,521,430 and 24,225,089 shares issued and outstanding at September 30, 2003 and December 31, 2002,
     respectively..........................................................           191,004,000           180,255,000
   Notes receivable from officers..........................................              (586,000)             (570,000)
   Deferred compensation and interest......................................               (73,000)             (266,000)
   Accumulated other comprehensive income..................................             1,397,000                    --
   Accumulated deficit.....................................................          (195,426,000)         (189,529,000)
                                                                                 ------------------   -------------------
Total stockholders' equity (deficit).......................................            (3,684,000)          (10,110,000)
                                                                                 ------------------   -------------------
Total liabilities and stockholders' equity (deficit).......................      $     10,152,000      $      3,769,000
                                                                                 ==================   ===================
See accompanying notes.




                                                         MIRAVANT MEDICAL TECHNOLOGIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)


                                                        Three months ended September 30,       Nine months ended September 30,
                                                            2003                2002              2003                 2002
                                                     -----------------   ----------------- ----------------     ----------------
Revenues:
  License-contract research and development.........  $           --      $           --    $          --        $      20,000
  Bulk active pharmaceutical ingredient sales.......              --                  --               --              479,000
                                                     -----------------   ----------------- ----------------     ----------------
Total revenues......................................              --                  --               --              499,000

Costs and expenses:
  Cost of goods sold................................              --                  --               --              479,000
  Research and development..........................       2,342,000           2,114,000        6,075,000            7,338,000
  Selling, general and administrative...............       1,281,000           1,797,000        4,232,000            4,483,000
                                                     -----------------   ----------------- ----------------     ----------------
Total costs and expenses............................       3,623,000           3,911,000       10,307,000           12,300,000

Loss from operations................................      (3,623,000)         (3,911,000)     (10,307,000)         (12,300,000)

Interest and other income (expense):
   Gain on settlement of debt.......................       9,085,000                  --        9,085,000                   --
   Interest and other income........................          20,000              29,000           58,000              147,000
   Interest expense.................................      (4,305,000)             (1,000)      (4,673,000)            (282,000)
   Gain (loss) on sale of property, plant and
    equipment.......................................              --              10,000          (60,000)              10,000
                                                      -----------------   ----------------- ----------------     ----------------
Total net interest and other income (expense).......       4,800,000              38,000        4,410,000             (125,000)
                                                      -----------------   ----------------- ----------------     ----------------

Net income (loss)...................................   $   1,177,000      $  (3,873,000)    $  (5,897,000)       $ (11,926,000)
                                                     =================   ================= ================     ================
Net income (loss) per share - basic.................   $        0.05      $       (0.19)    $       (0.24)       $       (0.61)
                                                     =================   ================= ================     ================
Net income (loss) per share - diluted...............   $        0.01      $       (0.19)    $       (0.24)       $       (0.61)
                                                     =================   ================= ================     ================
Shares used in computing basic net income (loss)
  per share........................................       24,719,298          20,580,224       24,418,845          19,450,691
                                                     =================   ================= ================     ================
Shares used in computing diluted net income (loss)
  per share........................................       35,937,631          20,580,224       24,418,845          19,450,691
                                                     =================   ================= ================     ================



         See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                              Notes                      Accumulated
                                                           receivable      Deferred         other
                                     Common Stock            from        compensation   comprehensive     Accumulated
                                 Shares        Amount      officers      and interest      income           deficit        Total
                             ------------ -------------- -------------  --------------- --------------  -------------- -------------
Balance at December 31, 2002..24,225,089 $ 180,255,000   $  (570,000)     $  (266,000)  $        --    $(189,529,000)  $(10,110,000)
 Comprehensive loss:
  Net loss....................        --            --            --               --            --       (5,897,000)    (5,897,000)
  Net change in accumulated
  other comprehensive loss....        --            --            --               --     1,397,000               --      1,397,000
                                                                                                                       -------------
 Total comprehensive loss.....                                                                                           (4,500,000)
 Issuance of stock awards,
  option exercises, restricted
  stock and ESOP contribution.   906,341       439,000            --               --            --               --        439,000
 Beneficial conversion value..        --     4,982,000            --               --            --               --      4,982,000
 Issuance of stock to Pharmacia
  and related stock and warrant
  valuation....................  390,000       537,000            --               --            --               --        537,000
 Deferred compensation and
  deferred interest related
  to warrants granted.........        --     4,791,000            --         (118,000)           --               --      4,673,000
 Non-cash interest on officer
  notes.......................        --            --       (47,000)              --            --               --        (47,000)
 Repayments on officer notes,
  net of reserve reduction for
  officer notes...............        --            --        31,000               --            --               --         31,000
 Amortization of deferred
  compensation................        --            --            --          311,000            --               --        311,000
                            ------------ --------------- -------------  --------------- -------------- --------------- -------------
Balance at September 30, 2003.25,521,430 $ 191,004,000   $   (586,000)    $   (73,000)   $ 1,397,000   $ (195,426,000) $ (3,684,000)
                            ============ =============== =============  =============== ============== =============== =============



See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                              Nine months ended September 30,
Operating activities:                                                           2003                    2002
                                                                        -------------------    ----------------------
    Net loss..........................................................   $    (5,897,000)      $       (11,926,000)
    Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization..................................           455,000                   709,000
       Amortization of deferred compensation..........................           311,000                   324,000
       (Gain) loss on sale of equipment...............................            60,000                   (10,000)
       Reserve and write-off of patents...............................           267,000                        --
       Stock awards, restricted stock and ESOP contribution...........           442,000                    30,000
       Gain on settlement of short-term debt..........................        (9,085,000)                       --
       Non-cash interest and amortization of deferred
         financing costs on long-term debt............................         4,648,000                   316,000
       Provision for employee and officer loans, net of non-cash
         interest on officer loans                                               (17,000)                  883,000
       Changes in operating assets and liabilities:
          Accounts receivable.........................................                --                 5,030,000
          Prepaid expenses, inventories and other assets..............           126,000                   110,000
          Accounts payable and accrued payroll........................            95,000                (1,703,000)
                                                                        -------------------    ----------------------
    Net cash used in operating activities.............................        (8,595,000)               (6,237,000)

Investing activities:

    Purchases of marketable securities ...............................                --               (46,951,000)
    Proceeds from sales of marketable securities .....................                --                51,605,000
    Purchases of patents..............................................          (123,000)                 (228,000)
    Purchases of property, plant and equipment........................          (119,000)                   65,000
                                                                        -------------------    ----------------------
    Net cash (used in) provided by investing activities...............          (242,000)                4,491,000

Financing activities:

    Proceeds from promissory notes, net...............................        10,952,000                 2,427,000
    Payment on short-term debt........................................        (1,230,000)                       --
    Advances of note to officer.......................................                --                  (155,000)
                                                                        -------------------    ----------------------
    Net cash provided by financing activities.........................         9,722,000                 2,272,000

    Net decrease in cash and cash equivalents.........................           885,000                   526,000
    Cash and cash equivalents at beginning of period..................           723,000                 1,458,000
                                                                        -------------------    ------------------------
    Cash and cash equivalents at end of period........................   $     1,608,000       $         1,984,000
                                                                        ===================    ======================

Supplemental disclosures:

    Cash paid for:
      State taxes.....................................................   $         3,000       $              3,000
                                                                        ===================  ======================
      Interest .......................................................   $       250,000       $              1,000
                                                                        ===================    ======================



See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company's independent auditors, Ernst & Young LLP, have indicated in their report accompanying the December 31, 2002 consolidated financial statements that, based on generally accepted auditing standards, the Company's viability as a going concern is in question. Through September 30, 2003, the Company had an accumulated deficit of $195.4 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the cost of preparing and filing a New Drug Application, or NDA, and related follow-up expenses, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. The Company also expects these operating losses to fluctuate relative to its ability to fund the research and development programs as well as the operating expenses of the Company.

     The  Company  is  continuing  its  scaled  back  efforts  in  research  and development and the preclinical studies and clinical trials of its products. These efforts, along with the cost of preparing an NDA for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support the Company's cost structure. In August 2003, the Company entered into a Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement, with a group of private accredited investors, who are referred to in this report as the Investors, pursuant to which the Company issued securities to the Investors in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, the debt can be converted, at the Investors' option, at $1.00 per share into the Company's Common Stock and is due August 2006 if not converted earlier or paid early under the prepayment or default provisions. In addition, in December 2002, the Company entered into a $12.0 million Convertible Debt and Warrant Agreement, or 2002 Debt Agreement, with a group of private accredited investors, who are referred to in this report as the 2002 Lenders. The 2002 Debt Agreement, as amended, provides the Company the ability to borrow up to $1.0 million per month through June 2004, not to exceed $12.0 million. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the 2002 Lenders. As of November 10, 2003, the Company had borrowed $6.3 million under the 2002 Debt Agreement. Executive management believes the Company can raise additional funding to support operations through corporate collaborations or partnerships, through the sale of certain of the Company's investments, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003. If additional funding is not available when required, the Company's executive management believes that as long as the Company receives the remaining $5.7 million available to the Company under the 2002 Debt Agreement and the Company's debt is not accelerated, then the Company has the ability to conserve cash required for operations through June 30, 2004 by the delay or reduction in scope of one or more of its research and development programs, and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. However, there can be no assurance that the Company will receive the remaining $5.7 million under the 2002 Debt Agreement, if certain requirements are not met or are not satisfactory to the 2002 Lenders and there is no guarantee that the Company will be successful in obtaining additional financing or that financing will be available on favorable terms.

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

2.   Comprehensive Loss

     For the nine months ended September 30, 2003 and 2002, comprehensive loss amounted to approximately $4.5 million and $12.2 million, respectively. The difference between net loss and comprehensive loss relates to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in Xillix Technologies Corp.

3.   Per Share Data

     Basic income (loss) per common share is computed by dividing the net income
     (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2003 and 2002:


                                                                 Three months ended                Nine months ended
                                                                   September 30,                     September 30,
                                                              2003               2002                 2003               2002
                                                    ---------------- --------------------  ------------------  -----------------
      Numerator:

        Net income (loss).........................   $   1,177,000      $  (3,873,000)     $   (5,897,000)    $  (11,926,000)
          Interest expense on convertible debt....         341,000                 --                  --                 --
          Accelerated amortization on
            beneficial conversion value...........      (1,022,000)                --                  --                 --
                                                    ----------------   -----------------  ------------------ ------------------
          Numerator for diluted net income
           (loss) per share.......................    $    496,000      $  (3,873,000)      $  (5,897,000)    $  (11,926,000)

      Denominator:

        Denominator for basic net income (loss)
          per share-weighted average shares......       24,719,298          20,580,224          24,418,845         19,450,691
        Dilutive potential common shares from
           employee stock options and stock
           awards.................................         786,976                  --                  --                 --
        Dilutive potential common shares from
           warrants...............................       1,708,357                  --                  --                 --
        Dilutive potential common shares from
           conversion of convertible  debt........       8,723,000                  --                  --                 --
                                                    ----------------   -----------------  ------------------ ------------------
        Denominator for diluted net income (loss)
          per share-weighted average shares and
          assumed conversions....................       35,937,631          20,580,224          24,418,845         19,450,691
                                                    ----------------   -----------------  ------------------ ------------------
      Basic net income (loss) per share              $        0.05       $       (0.19)     $        (0.24)    $        (0.61)
                                                    ================   =================  ================== ==================
      Diluted net income (loss) per share            $        0.01       $       (0.19)     $        (0.24)    $        (0.61)
                                                    ================   =================  ================== ==================

     Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, for the three months ended September 30, 2002 and for the nine months ended September 30, 2003 and 2002, basic and diluted loss per share as presented on the condensed consolidated statements of operations are the same.

4.   Pharmacia Debt Settlement

     In August 2003, the Company entered into a Termination and Release Agreement with Pharmacia AB, a wholly owned subsidiary of Pfizer, Inc., or Pharmacia, that provides, among other things, for the settlement of the $10.6 million debt owed by the Company to Pharmacia and the release of the related security collateral, in exchange for a $1.0 million cash payment, 390,000 shares of the Company's Common Stock and the adjustment of the exercise price of Pharmacia's outstanding warrants to purchase shares of the Company's Common Stock. Additionally, the Company has extended the expiration date of the warrants to December 31, 2005. As a result, as of the date of this report, Pharmacia has warrants to purchase an aggregate of 360,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The Company recorded a net gain on settlement of debt in the condensed consolidated statements of operations as part of interest and other income/(expense) as follows:

                  Outstanding debt as of August 28, 2003..............................   $ 10,622,000
                  Less:    Fair market value of 390,000 shares
                           (Issued at $0.99 per share, or fair market value,
                            on August 28, 2003).......................................       (386,000)
                           Repriced warrant valuation (using a Black-Scholes value
                           of $0.42 per share for the purchase of 360,000 shares at
                           $1.00 per share)...........................................       (151,000)
                           Cash payment to Pharmacia..................................     (1,000,000)
                                                                                          -------------
                                               Net gain on settlement of debt.........    $ 9,085,000
                                                                                         ===============

     In October 2003, the Company registered 750,000 shares of Common Stock for the benefit of Pharmacia, including 360,000 shares underlying the warrants. The Company paid the $1.0 million cash payment to Pharmacia from the proceeds from the 2003 Debt Agreement as described below.

5.   Convertible Debt Agreements

     2003 Convertible Debt Agreement

     In August 2003, the Company entered into a Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement, pursuant to which the Company issued securities to the Investors in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, the debt can be converted, at the Investors' option after registration of the underlying stock, at $1.00 per share into the Company's Common Stock. The Company issued separate convertible promissory notes, which are referred to as the 2003 Notes, to each Investor and the 2003 Notes earn interest at 8% per annum and are due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in-kind at the Company's option. Under certain circumstances each 2003 Note can be prepayment by the Company prior to the maturity date or prior to conversion. The 2003 Notes also have certain default provisions which can cause the 2003 Notes to become accelerated and due immediately upon notice by the Investors. One of these provisions requires that our NDA for SnET2 is filed by December 31, 2003. From the proceeds of the 2003 Debt Agreement, the Company repaid $250,000 in a short-term bridge loan and $1.0 million to retire the Pharmacia debt, as described above. In addition, the Company made its first quarterly interest payment due on October 1, 2003 in cash in the amount of $44,000.

     In connection with the 2003 Notes, the Company also issued to the Investors warrants to purchase an aggregate of 4,500,000 shares of the Company's Common Stock. Each Investor received two warrants. The first warrant is for the purchase of one-half (1/2) of a share of the Company's Common Stock for every $1.00 of principal under the 2003 Debt Agreement. The second warrant is for the purchase of one-quarter (1/4) of a share of the Company's Common Stock for every $1.00 of principal under the 2003 Debt Agreement. The exercise price of each warrant is $1.00 per share and the warrants will terminate on August 28, 2008, unless previously exercised. The Company can force the exercise of the one-quarter (1/4) share warrant under certain circumstances.

     In October 2003, the Company registered the 4,500,000 shares of Common Stock underlying the convertible promissory notes, the 3,375,000 shares of Common Stock underlying the warrants and the 480,000 shares of Common Stock that may be used for payment of quarterly interest payments. The remaining conversion shares and warrants shares are expected to be registered at some time in the future.

     The warrants issued related to the 2003 Debt Agreement were valued using a Black-Scholes valuation. The value of these warrants were determined to be $2.8 million which were recorded as deferred financing costs and are being amortized over the term of the underlying convertible promissory notes, which is three years. For the period ended September 30, 2003, the Company recorded amortization expense of $77,000 related to the deferred financing costs associated with the warrant valuation, which is included in interest expense in the condensed consolidated statement of operations.

     Additionally, under the Emerging Issues Task Force, or EITF, No. 98-5, the Company was required to determine the beneficial conversion value for the 2003 Notes and related warrants issued. The beneficial conversion value represents the difference between the fair value of the Company's 2003 Notes as of the date of issuance and the intrinsic value, which is the value of the 2003 Notes as converted and value of the detachable warrants issued, as described above. If the intrinsic value of the 2003 Notes exceeds the fair value of the 2003 Notes, then a beneficial conversion value is determined to have been received by the securityholders. Any beneficial conversion value determined is recorded as equity and a reduction to the convertible debt outstanding, which is subsequently amortized to interest expense. The beneficial conversion value was calculated as follows:

               Intrinsic value of the 2003 Notes converted to Common Stock at
                 $1.00 per share............................................................ $ 6,000,000
               Detachable warrant valuation (using a Black-Scholes value of
                 $0.616 per share for the purchase of 4,500,000 shares at $1.00 per share)..   2,772,000
                                                                                              ----------
               Intrinsic value of the 2003 Notes and detachable warrants....................   8,772,000
               Less stated value of the 2003 Notes..........................................  (6,000,000)
                                                                                              -----------
                                                   Beneficial conversion value.............. $ 2,772,000
                                                                                              ===========

     The beneficial conversion value is amortized over the period from the date of note issuance to the period of first available note conversion. Since approximately 75% of the conversion shares of the 2003 Notes can be converted into registered Common Stock, the Company fully amortized $2.1 million of the beneficial conversion value as of September 30, 2003. The remaining 25% of the conversion shares of the 2003 Notes are currently not registered and are expected to be registered no later than June 2004. As such, the remaining $693,000 of the beneficial conversion value is being amortized over 10 months, for the period from September 2003 through June 2004, or $69,000 per month. Therefore, for the period ended September 30, 2003 the Company recorded total amortization expense of $2.1 million related to the beneficial conversion value of the 2003 Notes, which is included in interest expense in the condensed consolidated statement of operations.

     In connection with the execution of the 2003 Debt Agreement, certain of the 2002 Lenders, to whom the Company issued notes under the 2002 Debt Agreement, agreed to subordinate their debt security position to that of the new Investors. In exchange for the subordinated security position, the 2002 Lenders received additional warrants to purchase an aggregate of 1,575,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, and these additional warrants will terminate on August 28, 2008, unless previously exercised. Additionally, under the anti-dilution provision of the 2002 Debt Agreement, the conversion price of the five notes issued thereunder to the 2002 Lenders during the period February 2003 through July 2003 was reduced to $1.00 and the exercise price of the related warrants issued to the 2002 Lenders during the same period was reduced to $1.00 per share. The Company determined the value of these additional warrants to be $970,000, using a Black-Scholes valuation, and is amortizing these deferred financing costs over the term of the underlying convertible promissory notes, or December 31, 2008. For the period ended September 30, 2003, the Company recorded amortization expense of $15,000 related to the deferred financing costs of these additional warrants, which is included in interest expense in the condensed consolidated statement of operations.

     In addition, since additional warrants were issued to the 2002 Lenders, the conversion price of the 2002 Notes was lowered to $1.00 and the exercise price of the existing warrants related to the 2002 Notes was also lowered to $1.00 per share, there was a beneficial conversion value for the 2002 Debt Agreement, measured upon the closing of the 2003 Debt Agreement. The beneficial conversion value was calculated as follows:

               Intrinsic value of the 2002 Notes converted to Common Stock at
                 $1.00 per share............................................................ $ 6,300,000
               Detachable warrant valuation (using a Black-Scholes value of
                 $0.616 per share for the purchase of 1,575,000 shares at $1.00 per share plus the net book value of the existing repriced warrants for the
                  purchase of 1,750,000 shares).............................................   2,210,000
                                                                                              ----------
               Intrinsic value of the 2002 Notes and detachable warrants....................   8,510,000
               Less stated value of the 2002 Notes..........................................  (6,300,000)
                                                                                              -----------
                                                   Beneficial conversion value.............. $ 2,210,000
                                                                                              ===========


     The beneficial conversion value is amortized over the period from the date of note issuance to the period of first available note conversion. Since approximately 80% of the conversion shares of the 2002 Notes can be converted into registered Common Stock, the Company fully amortized $1.8 million of the beneficial conversion value as of September 30, 2003. The remaining 20% of the conversion shares of the 2002 Notes are currently not registered and are expected to be registered no later than June 2004. As such, the remaining $442,000 of the beneficial conversion value is being amortized over 10 months, or the period from September 2003 through June 2004, or $44,000 per month. Therefore, for the period ended September 30, 2003 the Company recorded total amortization expense of $1.8 million related to the beneficial conversion value of the 2002 Notes, which is included in interest expense in the condensed consolidated statement of operations.

     December 2002 Convertible Debt Agreement

     In December 2002, the Company entered into the 2002 Debt Agreement with the 2002 Lenders. The 2002 Debt Agreement allows the Company to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount under the 2002 Debt Agreement is $12.0 million with the last available borrowing in June 2004, as amended. The Company has borrowed $6.3 million through September 30, 2003 which is convertible into 6,361,856 shares of the Company's Common Stock, as adjusted. The 2002 Lenders' obligation to fund each borrowing request is subject to material conditions described in the 2002 Debt Agreement, as amended. In addition, the 2002 Lenders may terminate its obligations under the 2002 Debt Agreement if: (i) Miravant has not filed an NDA by March 31, 2004, (ii) such filing has been rejected by the U.S. Food and Drug Administration, or FDA, or (iii) Miravant, in the reasonable judgment of the 2002 Lenders, is not meeting its business objectives.

     In connection with the 2002 Debt Agreement, the 2002 Lenders withhold from each borrowing a 3% drawdown fee and the Company issues to the 2002 Lenders a warrant to purchase three-quarter (3/4) of a share of the Company's Common Stock for every $1.00 borrowed, as amended. The exercise price of each warrant will be equal to the average of the closing prices of Miravant's Common Stock for the ten (10) trading days preceding the date of the borrowing, as amended. In addition, upon execution of the 2002 Debt Agreement the Company issued to the 2002 Lenders a warrant to purchase 250,000 shares of the Company's Common Stock, with an exercise price of $0.50 per share. Each warrant will terminate on December 31, 2008, unless previously exercised. The Company has also agreed to provide to the 2002 Lenders certain registration rights in connection with this transaction, of which 4,799,530 shares underlying the convertible promissory notes and 1,750,000 shares underlying the warrants have been registered.

     For the months of December 2002 and January 2003, the Company received borrowings totaling $2.0 million and issued related notes with a conversion price of $0.97. For the months of February through July, the Company received borrowings totaling $4.3 million and issued related notes with a conversion price of $1.00, as adjusted. The Company also issued six warrants for the purchase of 250,000 shares per warrant with an exercise price of $1.00, as adjusted, and one warrant for the purchase of 75,000 with an exercise price of $1.00, as adjusted. As of September 30, 2003, the Company has borrowed a total of $6.3 million which is convertible into 6,361,856 shares of the Company's Common Stock, as adjusted, and has accrued interest of $335,000 which is also convertible. For the nine months ended September 30, 2003, the Company has recorded amortization expense of $127,000 related to the deferred financing costs for these warrant from 2002 Debt Agreements, which is included in interest expense in the condensed consolidated statement of operations.

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

     If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                             Three months ended September 30,     Nine months ended September 30,
                                                               2003                 2002               2003                 2002
                                                     -----------------   ------------------- ----------------    -------------------

  Net income (loss) as reported                       $     1,177,000     $     (3,873,000)   $  (5,897,000)      $    (11,926,000)
  Stock-based employee stock option cost included
   in reported net loss                                            --              134,000               --                269,000
  Pro forma stock-based employee compensation
   cost under SFAS No. 123                                   (183,000)            (687,000)        (627,000)            (2,165,000)
                                                     -----------------   ------------------- ----------------    -------------------
  Pro forma net income (loss) - basic                 $       994,000     $     (4,426,000)   $  (6,524,000)      $    (13,822,000)
                                                     -----------------   ------------------- ----------------    -------------------

  Interest expense on convertible debt                        341,000                   --               --                     --
   Accelerated amortization on beneficial
     conversion value                                      (1,022,000)                  --               --                     --
                                                     -----------------   ------------------- ----------------    -------------------
   Pro forma net income (loss) - diluted              $       496,000     $     (4,426,000)   $  (6,524,000)      $    (13,822,000)
                                                     -----------------   ------------------- ----------------    -------------------

As reported:
    Net income (loss) per share - basic               $          0.05     $          (0.19)   $       (0.24)      $          (0.61)
                                                     =================   =================== ================    ===================
    Net income (loss) per share - diluted             $          0.01     $          (0.19)   $       (0.24)      $          (0.61)
                                                     =================   =================== ================    ===================
Pro forma:
    Net income (loss) per share - basic               $          0.04     $          (0.21)   $       (0.27)      $          (0.71)
                                                     =================   =================== ================    ===================
    Net income (loss) per share - diluted             $          0.01     $          (0.21)   $       (0.27)      $          (0.71)
                                                     =================   =================== ================    ===================


7.   New Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of liabilities and equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations or consolidated financial position.

8.   Reclassifications

     Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the current period presentation.

9.   Subsequent Events

     Extension of 2002 Debt Agreement

     In November 2003, the Company amended certain terms of the 2002 Debt Agreement as follows:

          *    Extended the term of the available borrowings to June 2004;
          * Adjusted the warrant shares to be received for each future borrowing to three-quarter (3/4) share per $1.00 of principal borrowed;
          * Adjusted the conversion price of notes to be issued for each future borrowing and the exercise price of the related warrants to be equal to the average of the closing prices of Miravant's Common Stock for the ten (10) trading days preceding the date of the borrowing;
          *    Extended the date to file the NDA to March 31, 2004; and
          * Provide to the 2002 Lenders the right to receive the same accommodations as may be provided in the future to the Investors of the 2003 Debt Agreement.

     The remaining terms of the 2002 Debt Agreement remained unchanged.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This section of the Quarterly Report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements which are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties, including but not limited to statements regarding our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to raise funds to continue operations; the timing and our ability to complete our planned New Drug Application, or NDA, filing for the use of SnET2 to treat wet age-related macular degeneration, or AMD, with the U.S. Food and Drug Administration, or FDA; our ability to continue to receive the $1.0 million monthly borrowings through June 2004, not to exceed $12.0 million, under the December 2002 Convertible Debt Agreement, as amended, or the 2002 Debt Agreement; our ability to meet the covenants of the August 2003 Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement; our ability to resolve any issues or contingencies associated with our NDA after it is filed with the FDA; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq; our plans to collaborate with other parties and/or license SnET2; our ability to continue to retain employees under our current financial circumstances; our ability to use our light production and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including but not limited to: failure to obtain additional funding timely, if at all; we may be unable to continue borrowing under the 2002 Debt Agreement if we fail to meet certain requirements or if these requirements are not met to the satisfaction of the 2002 Lenders; we are likely to default on our 2003 Debt Agreement if we fail to meet the covenants or obtain waivers where necessary; unanticipated complexity or difficulty preparing and completing the NDA filing for SnET2; a failure of our drugs and devices to receive regulatory approval; other parties may decline to collaborate with us due to our financial condition or other reasons beyond our control; our existing light production and delivery technology may prove to be inapplicable or inappropriate for future studies; we may be unable to obtain the necessary funding to further our research and development activities and the government may change its past practices and exercise its rights contrary to our expectations. For a more complete description of the risks that may impact our business, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements see "Risk Factors."

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

General

     Since our inception, we have been principally engaged in the research and development of drugs and medical device products for use in PhotoPoint(R) PDT, our proprietary technologies for photodynamic therapy. We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $195.4 million as of September 30, 2003. As we currently do not have any sources of revenues, we expect to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the cost of preparing and filing a New Drug Application, or an NDA, and related follow-up expenses, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. We also expect these operating losses to fluctuate due to our ability to fund our research and development programs as well as our operating expenses.

     We are continuing our scaled back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing an NDA for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. In August 2003, we entered into a Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement, with a group of private accredited investors, who are referred to in this report as the Investors, pursuant to which we issued securities to the Investors in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, the debt can be converted, at the Investors' option, at $1.00 per share into our Common Stock and is due August 2006 if not converted earlier or paid early under the prepayment or default provisions. In addition, in December 2002, we entered into a $12.0 million Convertible Debt and Warrant Agreement, or 2002 Debt Agreement, with a group of private accredited investors, who are referred to in this report as the 2002 Lenders. The 2002 Debt Agreement, as amended, provides us the ability to borrow up to $1.0 million per month through June 2004, not to exceed $12.0 million. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the 2002 Lenders. As of November 10, 2003 we had borrowed $6.3 million under the 2002 Debt Agreement. Executive management believes we can raise additional funding to support operations through corporate collaborations or partnerships, through the sale of certain of our investments, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003. If additional funding is not available when required, executive management believes that as long as we receive the remaining $5.7 million available to us under the 2002 Debt Agreement and our debt does not go into default and become immediately due, then we have the ability to conserve cash required for operations through June 30, 2004 by the delay or reduction in scope of one or more of its research and development programs, and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. However, there can be no assurance that we will receive the remaining $5.7 million under the 2002 Debt Agreement, if certain requirements are not met or are not satisfactory to the 2002 Lenders and there is no guarantee that we will be successful in obtaining additional financing or that financing will be available on favorable terms.

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

     Any other future potential new revenues such as license income from new collaborative agreements, revenues from contracted services, grants awarded and/or royalties or revenues from potential drug and device sales, if any, will depend on, among other factors, the results from our ongoing preclinical studies and clinical trials, the timing and outcome of applications for regulatory approvals, including our NDA for SnET2 expected to be filed in the first quarter of 2004, our ability to re-license SnET2 and establish new collaborative partnerships in ophthalmology and cardiovascular disease and their subsequent level of participation in our preclinical studies and clinical trials, our ability to have any of our potential drug and related device products successfully manufactured, marketed and distributed, the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our future products. Based on the above mentioned factors, among others, we anticipate our operating activities will require significant expenditures and result in substantial, and possibly increasing, operating losses for the next few years.

     In August 2003, we entered into the 2003 Debt Agreement, pursuant to which we issued securities to the Investors in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, the debt can be converted, at the Investors' option after the registration of the underlying stock, at $1.00 per share into our Common Stock. We issued separate convertible promissory notes, which are referred to as the 2003 Notes, to each Investor and the 2003 Notes earn interest at 8% per annum and are due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in-kind at our option. Under certain circumstances each 2003 Note can be prepaid by us prior to the maturity date or prior to conversion. The 2003 Notes also have certain default provisions which can cause the 2003 Notes to become accelerated and due immediately upon notice by the Investors. One of these provisions requires that our NDA for SnET2 is filed by December 31, 2003. We do not expect that the NDA will be filed by December 31, 2003, and therefore may need to obtain a waiver from the Investors in order to avoid an event of default under the 2003 Debt Agreement if the notes are not converted or prepaid before the default notice is received. If we do not obtain the waiver prior to December 31, 2003, it is likely we will be in default and the Investors may accelerate the 2003 Notes and give us notice that the 2003 Notes are immediately due. If the 2003 Notes are declared to be due prior to their scheduled maturity date, it is unlikely we will be able to repay these notes and it may force us to significantly reduce or cease operations or negotiate unfavorable terms for repayment.

     In connection with the 2003 Debt Agreement, we also issued to the Investors warrants to purchase an aggregate of 4,500,000 shares of our Common Stock. Each Investor received two warrants. The first warrant is for the purchase of one-half (1/2) of a share of our Common Stock for every $1.00 principal amount of debt under the 2003 Debt Agreement. The second warrant is for the purchase of one-quarter (1/4) of a share of our Common Stock for every $1.00 principal amount of debt under the 2003 Debt Agreement. The exercise price of each warrant is $1.00 per share and the warrants will terminate on August 28, 2008, unless previously exercised. We can force the exercise of the one-quarter share warrant under certain circumstances. In accordance with the registration rights related to the 2003 Debt Agreement, in October 2003 we registered, as required, certain shares underlying the convertible promissory notes and the shares underlying the warrants for certain note holders.

     In connection with the execution of the 2003 Debt Agreement, certain of the 2002 Lenders, to whom we issued notes to under our 2002 Debt Agreement, as described below, agreed to subordinate their debt security position to that of the new Investors. In exchange for the subordinated security position, the 2002 Lenders received additional warrants to purchase an aggregate of 1,575,000 shares of our Common Stock at an exercise price of $1.00 per share, and these additional warrants will terminate on August 28, 2008, unless previously exercised. Additionally, under the anti-dilution provision of the 2002 Debt Agreement, the conversion price of the five notes issued thereunder to the 2002 Lenders during the period February 2003 through July 2003 was reduced to $1.00 and the exercise price of the related warrants issued to the 2002 Lenders during the same period was reduced to $1.00 per share.

     In December 2002, we entered into the 2002 Debt Agreement with the 2002 Lenders. The 2002 Debt Agreement allows us to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount under the 2002 Debt Agreement is $12.0 million with the last available borrowing in June 2004, as amended. The 2002 Lenders' obligation to fund each borrowing request is subject to material conditions described in the 2002 Debt Agreement, as amended. In addition, the 2002 Lenders may terminate its obligations under the 2002 Debt Agreement if: (i) Miravant has not filed an NDA by March 31, 2004, (ii) such filing has been rejected by the U.S. Food and Drug Administration, or FDA, or (iii) Miravant, in the reasonable judgment of the 2002 Lenders, is not meeting its business objectives.

     In connection with the 2003 Debt Agreement, we entered into a Termination and Release Agreement with Pharmacia AB, a wholly owned subsidiary of Pfizer, Inc., or Pharmacia, that provides, among other things, for the settlement of the $10.6 million debt owed by us to Pharmacia and the release of the related security collateral, in exchange for a $1.0 million cash payment, 390,000 shares of our Common Stock and the adjustment of the exercise price of Pharmacia's outstanding warrants to purchase shares of our Common Stock. Additionally, we extended the expiration date of the warrants to December 31, 2005. As a result, as of the date of this report, Pharmacia has warrants to purchase an aggregate of 360,000 shares of our Common Stock at an exercise price of $1.00 per share. The $1.0 million cash payment to Pharmacia was made from the proceeds from the 2003 Debt Agreement.

     In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. In March 2002, we regained the rights to SnET2 as well as the related data and assets from the AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and certain discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for SnET2 for the treatment of AMD. We are currently in the process of preparing the NDA filing and expect to have it completed and filed by the first quarter of 2004. In addition, we are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology.

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

     In ophthalmology, besides the possible use of SnET2 alone or in combination with other therapies, we have identified potential next generation drug compounds for use in various eye diseases. These drugs are in the early stage of development and will not likely begin further development until we obtain a corporate partner or other collaboration in ophthalmology.

     In our dermatology program, we use a topical gel formulation to deliver MV9411, a proprietary photoreactive drug, directly to the skin. In July 2001, we completed a Phase I dermatology clinical trial and, in January 2002, we commenced a Phase II clinical trial with MV9411 for potential use in the treatment of plaque psoriasis, a chronic dermatological condition for which there is no known cure. Plaque psoriasis is a disease marked by hyperproliferation of the epidermis, resulting in inflamed and scaly skin plaques. The Phase II clinical trial is currently ongoing and has been expanded to include additional patients. If we are unable to see any satisfactory results from the clinical trial, we will likely put any further development on hold.

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

     Below is a summary of the disease programs and their related stages of development. The information in the column labeled "Estimate of Completion of Phase" is forward-looking in nature and the actual timing of completion of those phases could differ materially from the estimates provided in the table. Additionally, due to the uncertainty of the scientific results of any of these programs as well as the uncertainty regarding our ability to fund these programs, we are unable to provide an accurate estimate as to the costs, capital requirements or the specific timing necessary to complete any of these programs. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase for our company as well as our industry as a whole, see the "Risk Factors" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                                                    Estimate of Completion

                Program              Description/Indication            Phase of Development                of Phase

         ---------------------    ------------------------------    ----------------------------    ------------------------
             Ophthalmology                 AMD (SnET2)                   Preparing an NDA                   Q1 2004
                                       New drug compounds                Research studies                  Completed
              Dermatology              Psoriasis (MV9411)                    Phase II                        2004
            Cardiovascular          VP and Restenosis (MV0633
               disease                and other compounds)              Preclinical studies                   **
                                        AV Graft (SnET2)                Preclinical studies                   **
               Oncology                  Tumor research                  Research studies                     **


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

     Results of Operations

     Revenues. For the three months ended September 30, 2003 and September 30, 2002, we had no revenues. For the nine months ended September 30, 2003, we had no revenues compared to $499,000 for the nine months ended September 30, 2002. The fluctuations in revenues are due to the following:

     Bulk Active Pharmaceutical Ingredient Sales. In May 2001, we entered into an Asset Purchase Agreement with Pharmacia whereby they agreed to buy bulk API inventory through March 2002. In 2002, we recorded revenue of $479,000 related to the newly manufactured bulk API inventory. There were no bulk API sales for the nine months ended September 30, 2003 and there will be no future bulk API sales under this agreement as it has been terminated.

     License Income. License income, which represents reimbursements of out-of-pocket or direct costs incurred in preclinical studies and Phase III AMD clinical trials, decreased from $20,000 for the nine months ended September 30, 2002 to no reimbursement income for the nine months ended September 30, 2003. The decrease in license income is specifically related to the termination of the Pharmacia relationship. Reimbursements received during the nine months ended
September 30, 2002 were primarily for costs incurred to complete preclinical studies for AMD.

     We will receive no further reimbursements from Pharmacia related to any of our ongoing preclinical studies and clinical trials. We expect that any future revenue will likely be related to new collaborative agreements, and royalties or revenues from drug and device sales upon regulatory approval and subsequent commercial sales, if any.

     Cost of API Sales. In connection with the newly manufactured bulk API sold under the terms of the Asset Purchase Agreement with Pharmacia, we recorded $479,000 in manufacturing costs for the nine months ended September 30, 2002. The amounts recorded as cost of API sales represent the costs incurred for only the newly manufactured bulk API in first quarter 2002. No cost of API sales were incurred for the three and nine months ended September 30, 2003 and no further cost of API sales are expected until regulatory approval is received and commercial sales commence.

     Research and Development. Research and development costs are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of preclinical studies, clinical trials and related clinical drug and device development and manufacturing costs, drug formulation expenses, contract services and other research and development expenditures. Indirect costs consist of salaries and benefits, overhead and facility costs, and other support service expenses. Our research and development expenses increased to $2.3 million for the three months ended September 30, 2003 from $2.1 million for the same period in 2002. Our research and development expenses decreased to $6.1 million for the nine months ended September 30, 2003 from $7.3 million for the same period in 2002. The slight increase for the three month period ended September 30, 2003 compared to the prior period related directly to an increase in the ongoing cost of the preparation of the NDA for SnET2. The overall decrease in research and development expenses for the nine month period ended September 30, 2003 compared to the prior period is specifically related to the overall reduction of our research and development activities in 2003 to focus on the NDA preparation and due to the reduction in our indirect costs due to employee attrition and facility downsizing. Our research and development expenses, net of license reimbursement, were $2.3 million for the three months ended September 30, 2003 and $2.1 million for the same period in 2002. Our research and development expenses, net of license reimbursement, were $6.1 million for the nine months ended September 30, 2003 and $7.3 million for the same period in 2002. Research and development expenses for the three and nine months ended September 30, 2002 and 2003 related primarily to payroll, payroll taxes, employee benefits and allocated operating costs. Additionally, we incurred research and development expenses for:

     *    Costs incurred to prepare the NDA for AMD;
     * Work associated with the development of new devices, delivery systems, drug compounds and formulations for the dermatology and cardiovascular programs; and
     * Preclinical studies and clinical trial costs for our Phase II dermatology program.

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


                                               Three months ended September 30,            Nine months ended September 30,
        --------------------------------    ----------------------------------------    --------------------------------------
                    Program                      2003                  2002                  2003                 2002
        --------------------------------    ----------------    --------------------    ----------------    ------------------
        Direct costs:
             Ophthalmology..............        $   507,000          $   61,000          $ 1,063,000            $  195,000
             Dermatology................             34,000              33,000              236,000               291,000
             Cardiovascular disease.....              6,000             188,000              266,000             1,025,000
             Oncology...................                 --              17,000               15,000                39,000
                                            ----------------    --------------------    ----------------    ------------------
        Total direct costs..............        $   547,000          $  299,000          $ 1,580,000           $ 1,550,000

        Indirect costs .................          1,795,000           1,815,000            4,495,000             5,788,000
                                            ----------------    --------------------    ----------------    ------------------
        Total research and development
            costs...........................    $ 2,342,000         $ 2,114,000          $ 6,075,000           $ 7,338,000
                                            ================    ====================    ================    ==================


     Ophthalmology. For the nine months ended September 30, 2003 our direct ophthalmology program costs have increased to $1.1 million from $195,000 for the nine months ended September 30, 2002. For the three months ended September 30, 2003 our direct ophthalmology program costs have increased to $507,000 from $61,000 for the three months ended September 30, 2002. Costs incurred for the ophthalmology program over the last few years have consisted of clinical trial expenses for the screening, treatment and monitoring of individuals participating in the AMD clinical trials, internal and external preclinical study costs, drug and device development and manufacturing costs and preparation costs for the NDA. The costs incurred and the increase for the three and nine month periods ended September 30, 2003 are specifically related to the preparation of the NDA filing for SnET2 in AMD compared to minimal ophthalmology activities for the same period in 2002.

     Dermatology. For the nine months ended September 30, 2003 our direct dermatology program costs decreased to $236,000 from $291,000 for the nine months ended September 30, 2002. For the three months ended September 30, 2003 our direct dermatology program costs have slightly increased to $34,000 from $33,000 for the same period in 2002. Costs incurred in the dermatology program include expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase II clinical trial expenses. The increase for the three months ended September 30, 2003 as compared to 2002 is due to the ongoing cost of the cost of the Phase II clinical trial.

     Cardiovascular Disease. For the nine months ended September 30, 2003 our direct cardiovascular disease program costs decreased to $266,000 from $1,025,000 for same period in 2002. For the three months ended September 30, 2003 our direct cardiovascular disease program costs have decreased to $6,000 from $188,000 for the same period in 2002. Our cardiovascular disease program costs include expenses for the development of new drug compounds and light delivery devices, drug formulation costs, drug and device manufacturing expenses and internal and external preclinical study costs. The decrease from 2002 to 2003 is related to the reduction in expenditures utilized to progress the program until some funding is available. In 2002 the costs incurred related to ongoing preclinical studies, as well as the development and manufacturing activities for drugs and devices used in the preclinical studies and in preparation for future clinical trials.

     Oncology. For the nine months ended September 30, 2003 our direct oncology program costs have decreased to $15,000 from $39,000 for the same period in 2002. For the three months ended September 30, 2003, there were no direct oncology program costs incurred compared to $17,000 for the same period in 2002. Our oncology program costs have primarily consisted of costs for internal and external preclinical studies and expenses for the early development of new drug compounds. The decrease in oncology program costs from 2002 to 2003 is related to our decision to focus on discovery and research programs for use of PhotoPoint PDT in oncology, rather than focus on development programs.

     Indirect Costs. For the nine months ended September 30, 2003 our indirect costs have decreased to $4.5 million from $5.8 million for the same period in 2002. For the three months ended September 30, 2003 our indirect costs have remained consistent at $1.8 million compared to the same period in 2002. Generally, the decrease from 2002 to 2003 was attributed to a reduction in our program activities, as well as a continued reduction in labor costs due to the reduction in employees. The decrease was also related to the sublease of one of our buildings, which reduced facility and overhead costs.

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

     Selling, General and Administrative. Our selling, general and administrative expenses for the nine months ended September 30, 2003 slightly decreased to $4.2 million from $4.5 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003 our selling, general and administrative expenses decreased to $1.3 million compared to $1.8 million for the same period in 2002. Selling, general and administrative expenses for the three and nine months ended September 30, 2002 and 2003 related primarily to payroll related expenses, operating costs such as rent, utilities, professional services and insurance costs and non-cash expenses such as stock compensation and depreciation. In the three and nine months ended September 30, 2003, the employee and overhead related expenses decreased compared to 2002 due to the decrease in the number of administrative employees and a decrease in facility related costs from the reduction in facilities. These decreases were primarily offset by an increase in insurance and stock compensation costs.

     We expect future selling, general and administrative expenses to remain consistent with prior periods although they may fluctuate depending on available funds, and the need to perform our own marketing and sales activities, the support required for research and development activities, the costs associated with potential financing and partnering activities, continuing corporate development and professional services, facility and overhead costs, compensation expense associated with stock bonuses, stock options and warrants granted to consultants and expenses for general corporate matters.

     Gain on Settlement of Debt. For the three and nine month periods ended September 30, 2003, we recorded a gain of $9.1 million for the settlement of our debt to Pharmacia. There was no gain recorded in the comparable 2002 periods. In connection with the 2003 Debt Agreement, we entered into a Termination and Release Agreement with Pharmacia, that provided, among other things, for the settlement of the $10.6 million debt owed by us to Pharmacia and the release of the related security collateral, in exchange for a $1.0 million cash payment, 390,000 shares of our Common Stock, with a fair market value on the date of issuance of $386,000 and the adjustment of the exercise price of Pharmacia's outstanding warrants to purchase shares of our Common Stock, valued at $151,000. Under Financial Accounting Standards Board Statement, or FASB, No. 145, we recorded a net gain of $9.1 million, which was determined as follows: the $10.6 million debt was reduced by the $1.0 million cash payment, the fair market value of the issued Common Stock of $386,000 and the Black-Scholes value of the repriced warrants of $151,000, resulting in a net $9.1 million gain.

     Interest and Other Income. Interest and other income decreased to $58,000 for the nine months ended September 30, 2003 from $147,000 for the nine months ended September 30, 2002. For the three months ended September 30, 2003 interest and other income decreased to $20,000 from $29,000 for the same period in 2002. The fluctuations in interest and other income are directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

     Interest Expense. Interest expense increased to $4.7 million for the nine months ended September 30, 2003 from $282,000 for the same period in 2002. For the three months ended September 30, 2003 interest expense increased to $4.3 million from $1,000 for the same period in 2002. The increase for the three and nine months ended September 30, 2003 directly relate to the amortization of the beneficial conversion value recorded, which was approximately $3.9 million, for the 2003 and 2002 Debt Agreements. Under the Emerging Issues Task Force, or EITF, No. 98-5, we were required to determine the beneficial conversion value for the 2003 Debt Agreement and the 2002 Debt Agreement. The beneficial conversion value represents the difference between the fair value of our Common Stock on the date of the conversion and the intrinsic value, which is the value of the 2003 Notes on as converted and the detachable warrant issued. The amortization of the beneficial conversion value based on the first available conversion dates for the 2003 Debt Agreement and the 2002 Debt Agreement were approximately $2.1 million and $1.8 million, respectively. These amounts were recorded to interest expense for the period ended September 30, 2003. The remaining increase in interest expense for the three and nine month periods ended September 30, 2003 compared to the same period in 2002 related to an increase in interest expense from borrowings under the 2002 Debt Agreement and the related amortization of deferred financing costs associated with the 2002 and 2003 Debt Agreements. The level of interest expense in future periods is expected to increase as monthly borrowings on the promissory notes are continued, deferred financing costs associated with the 2002 and 2003 Debt Agreements continue to amortize over the term of the related borrowings and the remaining portion of the beneficial conversion value for the 2002 and 2003 Debt Agreements are expensed over the next ten months.

Liquidity and Capital Resources

     Since inception through September 30, 2003, we have accumulated a deficit of approximately $195.4 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia's purchases of Common Stock and credit arrangements. As of September 30, 2003, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $237.8 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of September 30, 2003, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2002 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     In August 2003, we entered into the 2003 Debt Agreement, pursuant to which we issued securities to the Investors in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, the debt can be converted, at the Investors' option, at $1.00 per share into our Common Stock. We have issued separate convertible promissory notes to each Investor and the 2003 Notes earn interest at 8% per annum and are due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in-kind at our option. Under certain circumstances each 2003 Note can be prepaid by us prior to the maturity date or prior to conversion. The 2003 Notes also have certain default provisions which can cause the 2003 Notes to become accelerated and due immediately upon notice by the Investors. One of the provisions requires that our NDA for SnET2 is filed by December 31, 2003. We do not expect that the NDA will be filed by December 31, 2003, and therefore may need to obtain a waiver from the Investors in order to avoid an event of default under the 2003 Debt Agreement if the notes are note converted or prepaid before the default notice is received. If we do not obtain the waiver prior to December 31, 2003, it is likely we will be in default and the Investors may accelerate the 2003 Notes and give us notice that the 2003 Notes are immediately due. If the 2003 Notes are declared to be due prior to their scheduled maturity date, it is unlikely we will be able to repay these notes and it may force us to significantly reduce or cease operations or negotiate unfavorable terms for repayment. From these proceeds, we paid $1.0 million to Pharmacia to settle our debt with them, as described above, we repaid an investor a short-term bridge loan amounting to $250,000 and paid significant overdue operating expenses.

     In connection with the execution of the 2003 Debt Agreement, certain of the 2002 Lenders, to whom we issued notes to under our 2002 Debt Agreement, as described below, agreed to subordinate their debt security position to that of the new Investors. In exchange for the subordinated security position, the 2002 Lenders received additional warrants to purchase an aggregate of 1,575,000 shares of our Common Stock at an exercise price of $1.00 per share, and these additional warrants will terminate on August 28, 2008, unless previously exercised. Additionally, under the anti-dilution provision of the 2002 Debt Agreement, the conversion price of the five notes issued thereunder to the 2002 Lenders during the period February 2003 through July 2003 was reduced to $1.00 and the exercise price of the related warrants issued to the 2002 Lenders during the same period was reduced to $1.00 per share.

     In December 2002, we entered into the 2002 Debt Agreement. The 2002 Debt Agreement allows us to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount under the 2002 Debt Agreement is $12.0 million with the last available borrowing in June 2004, as amended. The 2002 Lenders' obligation to fund each borrowing request is subject to material conditions described in the 2002 Debt Agreement, as amended. In addition, the 2002 Lenders may terminate its obligations under the 2002 Debt Agreement if: (i) Miravant has not filed an NDA by March 31, 2004,
(ii) such filing has been rejected by the U.S. Food and Drug Administration, or FDA, or (iii) Miravant, in the reasonable judgment of the 2002 Lenders, is not meeting its business objectives.

     Additionally, not all the shares underlying notes and warrants related to the 2002 Debt Agreement and 2003 Debt Agreement are registered, thus we will need to obtain approval by our stockholders' to increase the number of authorized shares of our Common Stock sufficiently, either through a special meeting or in conjunction with our annual stockholders' meeting.

     In connection with the 2003 Debt Agreement, we entered into a Termination and Release Agreement with Pharmacia, that provides, among other things, for the settlement of the $10.6 million debt owed by us to Pharmacia and the release of the related security collateral, in exchange for a $1.0 million cash payment, 390,000 shares of our Common Stock and the adjustment of the of the exercise price of Pharmacia's outstanding warrants to purchase shares of our Common Stock. Additionally, we extended the expiration date of the warrants to December 31, 2005. As a result, as of the date of this report, Pharmacia holds warrants to purchase an aggregate of 360,000 shares of our Common Stock at an exercise price of $1.00 per share. The $1.0 million cash payment to Pharmacia was made from the proceeds from the 2003 Debt Agreement.

     In November 2003, we initiated the process to liquidate our investment in Xillix Technologies Corp., or Xillix. We own approximately 2.7 million shares of Xillix. Currently the value of these shares is approximately $1.5 million. There is no guarantee we will be able to liquidate this investment in Xillix on a timely basis, if at all, and if and when we do liquidate this investment there is no guarantee the current value of these shares will reflect the funds we may obtain upon the sale.

Statement of Cash Flows

     Net cash required for operations for the nine months ended September 30, 2003 and 2002 was $8.6 million and $6.2 million, respectively. For the nine months ended September 30, 2003, the net cash used for operations was increased due to the settlement of our debt with Pharmacia offset by non-cash charges related to interest and amortization of deferred financing costs. The net cash required for operations in 2002 is primarily related to the release of the $5.1 million contained in the inventory and equipment escrow accounts which was offset by an overall decrease in accounts payable and accrued wages. For the nine months ended September 30, 2003, the net cash used for operations was increased due to a decrease in prepaid and other assets and an increase in accounts payable and accrued wages, patent reserves and write-offs and stock awards and restricted stock issued.

     For the nine months ended September 30, 2003 net cash used in investing activities was $242,000 and for the nine months ended September 30, 2002, net cash provided by investing activities was $4.5 million, respectively. The net cash provided by financing activities for the nine months ended September 30, 2002 was primarily related to the proceeds from the net sales and purchases of marketable securities. For the nine months ended September 30, 2003, net cash used in investing activities consisted of the purchases of patents, property, plant and equipment.

     For the nine months ended September 30, 2003 net cash provided by financing activities was $9.7 million and for the nine months ended September 30, 2002, net cash provided by financing activities was $2.3 million. The net cash provided by financing activities in 2002 related to net proceeds of $2.5 million from the private placement of Common Stock partially offset by loans provided to executive officers of the Company. The net cash provided by financing activities for the nine months ended September 30, 2003 was primarily related to the net proceeds of $5.1 million from the borrowings received under the 2002 Debt Agreement, the net proceeds of $5.8 million received under the 2003 Debt Agreement and a short-term bridge loan of $250,000. These borrowings were offset by a payment to Pharmacia of $1.0 million for the settlement of their debt as well as a $250,000 payment of interest due to Pharmacia paid earlier in 2003, and repayment of a short-term bridge loan of $250,000.



Lease Obligations and Long-Term Debt

Contractual Obligations                                    Payments Due by Period
------------------------------------------------------------------------------------------------------------------
                                Less than 1        2004-2007        2004-2009
                                    year          1 - 3 years      4 - 5 years     After 5 years       Total
                              ---------------  ----------------  ---------------  --------------  ---------------
Debt(1)....................... $          --     $ 6,000,000      $ 6,300,000      $        --     $ 12,300,000
Building Leases(2)............       428,000          83,000               --               --          511,000
                               ---------------  ----------------  ---------------  --------------  ---------------

Total Contractual Cash
Obligations................... $     428,000     $ 6,083,000      $ 6,000,000       $       --     $ 12,811,000
                               ===============  ================  ===============  ==============  ===============

     (1) $6.3 million of this debt represents the borrowings under the 2002 Debt Agreement, which has a due date of December 31, 2008 and $6.0 million of this debt represents the borrowings under the 2003 Agreement, which has a due date of August 28, 2006.

     (2) The amounts recorded for building leases consist of leases on three buildings and is net of sublease revenue of $684,000 in 2003 and $656,000 in 2004 and 2005. One of the leases, expires during fourth quarter 2003, while another lease has gone month-to-month beginning in September 2003.

     We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to continue our efforts to reduce our use of cash, while continuing to advance programs;
     *    Our ability to continue to borrow under the 2002 Debt Agreement;
     * Our ability to meet our obligations under the 2002 Debt Agreement and the 2003 Debt Agreement and not be required to repay the debt early;
     *    The viability of SnET2 for future use;
     *    The costs and time involved in preparing an NDA filing for SnET2;
     * Our ability to obtain regulatory approval for our NDA when, and if, filed;
     *    Our ability to  establish  additional  collaborations  and/or  license
          SnET2;
     *    The cost of performing pre-commercialization activities;
     * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
     *    Our ability to regain our listing status on Nasdaq;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     As of September 30, 2003, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We are continuing our scaled back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing an NDA for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. In August 2003, we entered into the 2003 Debt Agreement, pursuant to which we issued securities to the Investors in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, the debt can be converted, at the Investors' option, at $1.00 per share into our Common Stock and is due August 2006 if not converted earlier or paid early under the prepayment or default provisions. In addition, in December 2002, we entered into the 2002 Debt Agreement with the 2002 Lenders. The 2002 Debt Agreement, as amended, provides us the ability to borrow up to $1.0 million per month through June 2004, not to exceed $12.0 million. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the 2002 Lenders. As of November 10, 2003 we had borrowed $6.3 million under the 2002 Debt Agreement. Executive management believes we can raise additional funding to support operations through corporate collaborations or partnerships, through the sale of certain of our investments, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003. If additional funding is not available, executive management believes that as long as we receive the remaining $5.7 million available to us under the 2002 Debt Agreement and our debt does not go into default and become immediately due, then we have the ability to conserve cash required for operations through June 30, 2004 by the delay or reduction in scope of one or more of its research and development programs, and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. However, there can be no assurance that we will receive the remaining $5.7 million under the 2002 Debt Agreement, if certain requirements are not met or are not satisfactory to the 2002 Lenders and there is no guarantee that we will be successful in obtaining additional financing or that financing will be available on favorable terms.

     Our ability to raise funds has become more difficult as our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     *    Our ability to successfully prepare and file an NDA for SnET2 in 2004;
     *    The outcome from the FDA upon the potential NDA filing;
     * The potential future use of SnET2 for ophthalmology or other disease indications;
     * Our ability to successfully raise funds in the near future through public or private equity or debt financings, or establish collaborative arrangements or raise funds from other sources;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * The future development and results of our Phase II dermatology clinical trial and our ongoing cardiovascular and oncology preclinical studies;
     * The amount of funds received from outstanding warrant and stock option exercises, if any;
     * Our ability to maintain, renegotiate, or terminate our existing collaborative arrangements;
     * Our ability to receive any funds from the sale of our 33% equity investment in Ramus, consisting of 2,000,000 shares of Ramus Preferred Stock and 59,112 shares of Ramus Common Stock, neither of which are publicly traded and the fair market value of which is currently negligible; and
     * Our ability to liquidate our equity investment in Xillix, consisting of 2,691,904 shares of Xillix Common Stock, which is publicly traded on the Toronto Stock Exchange under the symbol (XLX.TO), but has historically had small trading volume.

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

                          RISKS RELATED TO OUR BUSINESS

OUR BUSINESS IS NOT EXPECTED TO BE PROFITABLE FOR THE FORESEEABLE FUTURE AND WE WILL NEED ADDITIONAL FUNDS TO CONTINUE OUR OPERATIONS PAST JUNE 30, 2004. IF WE FAIL TO OBTAIN ADDITIONAL FUNDING OR MEET THE REQUIREMENTS OF OUR 2002 DEBT AGREEMENT OR OUR 2003 DEBT AGREEMENT WE COULD BE FORCED TO SIGNIFICANTLY SCALE BACK OR CEASE OPERATIONS.

     We are continuing our scaled back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing an NDA for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. In August 2003, we entered into a Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement, with a group of private accredited investors, who are referred to in this report as the Investors, pursuant to which we issued securities to the Investors in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, the debt can be converted, at the Investors' option, at $1.00 per share into our Common Stock and is due August 2006 if not converted earlier or paid early under the prepayment or default provisions. In addition, in December 2002, we entered into a $12.0 million Convertible Debt and Warrant Agreement, or 2002 Debt Agreement, with a group of private accredited investors, who are referred to in this report as the 2002 Lenders. The 2002 Debt Agreement, as amended, provides us the ability to borrow up to $1.0 million per month through June 2004, not to exceed $12.0 million. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the 2002 Lenders. As of November 10, 2003 we had borrowed $6.3 million under the 2002 Debt Agreement. Executive management believes we can raise additional funding to support operations through corporate collaborations or partnerships, through the sale of certain of our investments, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2003. If additional funding is not available, executive management believes that as long as we receive the remaining $5.7 million available to us under the 2002 Debt Agreement and our debt does not go into default and become immediately due, then we have the ability to conserve cash required for operations through June 30, 2004 by the delay or reduction in scope of one or more of its research and development programs, and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. However, there can be no assurance that we will receive the remaining $5.7 million under the 2002 Debt Agreement, if certain requirements are not met or are not satisfactory to the 2002 Lenders and there is no guarantee that we will be successful in obtaining additional financing or that financing will be available on favorable terms. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2002 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     Our ability to raise funds has become more difficult as our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations.

     We will need additional resources in the near term to complete the NDA filing for SnET2, to develop our products and to continue our operations. If we do not receive additional funding, beyond our current funding agreements or if we are not able to borrow under our current funding arrangements prior to June 2004, we may be forced to significantly reduce or cease operations. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to continue our efforts to reduce our use of cash, while continuing to advance programs;
     *    Our ability to continue to borrow under the 2002 Debt Agreement;
     * Our ability to meet our obligations under the 2002 Debt Agreement and the 2003 Debt Agreement and not be required to repay the debt early;
     *    The viability of SnET2 for future use;
     *    The costs and time involved in preparing an NDA filing for SnET2;
     * Our ability to obtain regulatory approval for our NDA when, and if, filed;
     *    Our ability to  establish  additional  collaborations  and/or  license
          SnET2;
     *    The cost of performing pre-commercialization activities;
     * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
     *    Our ability to regain our listing status on Nasdaq;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

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

OUR ABILITY TO CONTINUE TO BORROW THE REMAINING $5.7 MILLION THROUGH JUNE 2004 UNDER THE 2002 DEBT AGREEMENT, AS AMENDED, IS CONTINGENT ON US MEETING CERTAIN OBLIGATIONS. IF THESE OBLIGATIONS ARE NOT MET OR ARE NOT SATISFACTORY TO THE 2002 LENDERS, WE MAY BE UNABLE TO BORROW THE FUNDS AS PLANNED AND THIS MAY FORCE US TO SIGNIFICANTLY REDUCE OR CEASE OPERATIONS.

     In December 2002, we entered into the 2002 Debt Agreement. The 2002 Debt Agreement allows us to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. We have borrowed $6.3 million under this agreement through September 30, 2003. The maximum aggregate loan amount is $12.0 million with the last available borrowing in June 2004, as amended. The 2002 Lenders' obligation to fund each borrowing request is subject to material conditions described in the 2002 Debt Agreement, as amended. In addition, the 2002 Lenders may terminate its obligations under the 2002 Debt Agreement if: (i) Miravant has not filed an NDA by March 31 2004, (ii) such filing has been rejected by the FDA or (iii) Miravant, in the reasonable judgment of the 2002 Lenders, is not meeting its business objectives. There is no guarantee we will receive the remaining $5.7 million under this agreement, and if we are unable to borrow the remaining $5.7 million as planned we may be forced to significantly reduce or cease operations.

OUR ABILITY TO MEET OUR OBLIGATIONS UNDER THE 2003 DEBT AGREEMENT OR OBTAIN WAIVERS WHEN NECESSARY IN ORDER NOT TO DEFAULT ON THE 2003 NOTES FROM OUR 2003 DEBT AGREEMENT MAY BE LIMITED. IF THESE OBLIGATIONS ARE NOT MET OR WAIVED AS NECESSARY, WE WILL LIKELY BE IN DEFAULT UNDER THE 2003 DEBT AGREEMENT AND THE 2003 NOTES MAY BECOME DUE IMMEDIATELY UPON NOTICE FROM THE INVESTORS. IF THE 2003 NOTES BECOME DUE BEFORE THEIR SCHEDULED DUE DATE, WE MAY BE UNABLE TO REPAY THE 2003 NOTES AND THIS MAY FORCE US TO SIGNIFICANTLY REDUCE OR CEASE OPERATIONS.

     Under the 2003 Debt Agreement, we are required to file our NDA by December 31, 2003 or the Investors may accelerate the 2003 Notes and give us notice that the 2003 Notes are immediately due. We do not expect that the NDA will be filed by December 31, 2003, and therefore may need to obtain a waiver from the Investors in order to avoid an event of default under the 2003 Debt Agreement if the notes are not converted or prepaid before the default notice is received. If we do not obtain the waiver prior to December 31, 2003, it is likely we will be in default and the Investors may accelerate the due date of the 2003 Notes and give us notice that the 2003 Notes are immediately due. If the 2003 Notes are declared to be due prior to their scheduled maturity date, it is unlikely we will be able to repay these notes and it may force us to significantly reduce or cease operations or negotiate unfavorable terms for repayment.

WE ARE HIGHLY LEVERAGED, OUR RECENT DEBT AGREEMENTS HAVE FURTHER DILUTED OUR EXISTING STOCKHOLDERS AND OUR DEBT SERVICE REQUIREMENTS MAKE US VULNERABLE TO ECONOMIC DOWNTURN AND IMPOSE RESTRICTIONS ON OUR OPERATIONS.

     The stated face value of our convertible debt outstanding was approximately $12.3 million as of September 30, 2003. There is no certainty that our cash balance and our financing arrangements will be sufficient to finance our operating requirements, and our indebtedness may restrict our ability to obtain additional financing in the future. The issuance of additional warrants to purchase Common Stock and the repricing of existing warrants in connection the 2003 Debt Agreement and related negotiations with existing debtors has resulted in the issuance of significant amounts of securities which has a dilutive effect on our existing stockholders. Also, we are highly leveraged, which may place us at a competitive disadvantage and makes us more susceptible to downturns in our business in the event our cash balances are not sufficient to cover our debt service requirements. In addition, the 2003 Debt Agreement and the 2002 Debt Agreement contain covenants that impose some operating and financial restrictions on us. These covenants could adversely affect our ability to conduct operations to raise additional financing or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default under one or both of these agreements, which could cause us to significantly reduce or cease our operations.

     If the notes issued under the 2003 Debt Agreement and 2002 Debt Agreement are converted into Common Stock, there will be a dilutive effect on our existing stockholders. Additionally, not all the shares underlying notes and warrants related to the 2002 Debt Agreement and 2003 Debt Agreement are registered, we will need to obtain approval by our stockholders' to increase the number of authorized shares of our Common Stock sufficiently, either through a special meeting or in conjunction with our annual stockholders' meeting. There is no guarantee we will able to do this timely if at all.

PREPARING AND FILING AN NDA REQUIRES SIGNIFICANT EXPENSES, THE APPROPRIATE PERSONNEL AND ACCESS TO CONSULTANTS AND OTHER RESOURCES AS NEEDED. OUR PLANS TO COMPLETE AN NDA FILING WITH THE FDA FOR SNET2 FOR THE TREATMENT OF AMD IN THE FIRST QUARTER OF 2004 IS DEPENDENT ON OUR ABILITY TO SUCCESSFULLY RAISE SUBSTANTIAL ADDITIONAL FUNDING, OR ENGAGE A COLLABORATIVE PARTNER, AND TO ENGAGE CONSULTANTS AND PERSONNEL AS NEEDED ALL IN A TIMELY MANNER. IF WE ARE UNABLE TO MEET THESE REQUIREMENTS, OUR PLANS TO FILE AN NDA WITH THE FDA MAY BE SIGNIFICANTLY DELAYED OR OUR PLANNED NDA MAY NOT GET FILED AT ALL.

     In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and certain discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for SnET2 for the treatment of AMD. We are currently in the process of preparing the NDA filing and expect to have it completed and filed in the first quarter of 2004. In addition, we are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology. The cost of preparing an NDA requires a significant amount of funding and personnel. We will have to engage numerous consultants and clinical research organizations, or CROs, to assist in the preparation of the NDA. Our ability to engage the appropriate CROs and consultants in a timely manner and have them available to us when we need them is costly and may cause delays in the filing of the NDA. Additionally, our ability to raise funding or engage a collaborative partner to assist us in the funding and preparation of the NDA may not be available to us in a timely manner or not at all. If we are unable to raise adequate funding, we will likely have to further reduce our funding and development efforts of our other programs and adjust our overall business structure to reduce expenses. If we are unable to file an NDA for SnET2 as a result of funding or other constraints or if the FDA does not accept our filing, this could severely harm our business.

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

     If we are able to file our NDA for SnET2 for the treatment of AMD, there can be no guarantee that we will be able to get an approval from the FDA or that we will be able to resolve any issues or contingent requirements requested by the FDA. For instance, the FDA may require follow-up clinical or pre-clinical studies prior to final approval, which may be costly and may cause a significant delay in the timing of receiving FDA approval. If the FDA does approve this NDA, the approved label claims could be for a limited market, resulting in smaller than expected markets and revenue. Additionally, we received a fast track designation on our clinical program in 1998 primarily due to the lack of an existing approved treatment for AMD. Subsequently, there has been an approval by the FDA for the treatment of a specific portion of the AMD disease, thus, there can be no guarantee that we will be able to maintain our fast track designation, and related benefits, from the FDA, which may further delay the timing of a potential FDA approval. Any delay in receiving FDA approval further limits our ability to begin market commercialization, increases our on-going funding requirements and harms our business.

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

     Our success in the future will depend in large part on our ability to attract and retain highly qualified scientific, management and other personnel and to develop and maintain relationships with leading research institutions and consultants. We are highly dependent upon principal members of our management, key employees, scientific staff and consultants, which we may retain from time to time. We currently have limited cash and capital resources and our ability to raise funds is questionable causing our business outlook to be uncertain. Additionally, due to our ongoing limited cash balances, we try to utilize stock options and stock awards as a key component of short-term and long-term compensation. However, given that a portion of our stock options outstanding, as of the date of this report, are significantly de-valued, the current value of our stock is low and the uncertainty of our long-term prospects, our ability to use stock options and stock awards as compensation may be limited. These measures, along with our financial condition, may cause employees to question our long-term viability and increase our turnover. These factors may also result in reduced productivity and a decrease in employee morale causing our business to suffer. We do not have insurance providing us with benefits in the event of the loss of key personnel. In addition, our consultants may be affiliated with or employed by others, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.

THE OVERALL CURRENT MARKET ENVIRONMENT AND OUR OTC BULLETIN BOARD(R), OR OTCBB, LISTING STATUS WILL MAKE OBTAINING ADDITIONAL FUNDING DIFFICULT.

     Our ability to obtain additional funding, beyond our current funding agreements, by June 30, 2004 to operate our business may be impeded by a number of factors including:

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

     We will need a substantial amount of additional funding to further our programs and to complete our planned NDA filing for SnET2 by first quarter 2004, and investors may be reluctant to invest in our equity securities. The fact that our Common Stock is no longer listed for trading on Nasdaq may also discourage investors or result in a discount on the price that investors may pay for our securities. We will also have to overcome investor concerns about many current economic and political factors. These and other factors may prevent us from obtaining additional financing as required in the near term on favorable terms or at all.

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

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of AMD with our lead drug candidate, SnET2. In January 2002, Pharmacia, after an analysis of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA. In March 2002, we regained the rights to SnET2 as well as the related data and assets from the AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA filing for SnET2 for the treatment of AMD. We are currently in the process of preparing the NDA filing and expect to have it completed and filed in the first quarter 2004. In addition, we have terminated our license collaboration with Pharmacia, and are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology. If we are unable to file an NDA for SnET2 as a result of funding or other constraints or if our filing is not accepted by the FDA, this could adversely affect our funding and development efforts for our other programs and severely harm our business.

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

     We have incurred significant losses since our inception in 1989 and, as of September 30, 2003, had an accumulated deficit of approximately $195.4 million. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years. Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have currently implemented a cost restructuring program which we expect will help to reduce our overall costs. Our ability to achieve sustained profitability depends upon our ability, alone or with others, to receive regulatory approval on our NDA filing for SnET2 in AMD, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of SnET2 and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on our ability to establish a corporate partner collaboration and/or license SnET2 and the timing of receiving regulatory approval, if at all, for SnET2 in AMD. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, SnET2 bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the year ended December 31, 2002, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From January 1, 2002 to September 30, 2003, our Common Stock price, per Nasdaq and OTCBB closing prices, has ranged from a high of $9.90 to a low of $0.40.

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

     *    Our ability to successfully file an NDA for SnET2;
     *    Our ability to continue to borrow under the 2002 Debt Agreement;
     * Our ability not to default on our obligations under the 2002 Debt Agreement and the 2003 Debt Agreement;
     * Announcements concerning Miravant or our collaborators, competitors or industry;
     * Our ability to successfully establish new collaborations and/or license SnET2 or our other new products;
     * The results of the FDA review of our intended NDA filing, when and if it is filed;
     *    The  results  of  our  testing,   technological   innovations  or  new
          commercial products;
     * The results of preclinical studies and clinical trials by us or our competitors;
     *    Technological innovations or new therapeutic products;
     *    Our ability to regain our listing status on Nasdaq;
     * Public concern as to the safety, efficacy or marketability of products developed by us or others;
     *    Comments by securities analysts;
     *    The achievement of or failure to achieve certain milestones;
     *    Litigation,  such as from stockholder lawsuits or patent infringement;
          and
     * Governmental regulations, rules and orders, or developments concerning safety of our products.

     In addition, the stock market generally has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many emerging pharmaceutical and medical device companies for reasons frequently unrelated or disproportionate to the performance of the specific companies. If these broad market fluctuations cause the trading price of our Common Stock to decline further, we may be unable to obtain additional capital that we may need through public or private financing activities and our stock may not be relisted on Nasdaq further exacerbating our ability to raise funds and limiting our stockholders' ability to sell their shares. Because outside financing is critical to our future success, large fluctuations in our share price that harm our financing activities could cause us to significantly alter our business plans or cease operations altogether.

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

     Further exposure could arise from the following risks and uncertainties:

     * We do not have contractual indemnification rights against the licensors of the various drug patents used in our products;
     * We may be required to obtain licenses under dominating or conflicting patents or other proprietary rights of others;
     * Such licenses may not be made available on terms acceptable to us, if at all; and
     * If we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

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

WE HAVE LIMITED MANUFACTURING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES. IF WE ARE UNABLE TO MAINTAIN AND DEVELOP OUR PAST MANUFACTURING CAPABILITY, OR IF WE ARE UNABLE TO FIND SUITABLE THIRD PARTY MANUFACTURERS, OUR OPERATING RESULTS COULD SUFFER AND WE MAY ENCOUNTER DELAYS IN CONNECTION WITH OUR PLANNED NDA FILING AND APPROVAL.

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we intend to manufacture drugs and devices at clinical manufacturing levels, we have not yet manufactured any products under GMPs which can be released for commercial use, and we have limited experience in manufacturing in commercial quantities. We were licensed by the State of California to manufacture bulk API at one of our Santa Barbara, California facilities for clinical trial and other use. This particular manufacturing facility was shut down in 2002 and has been reconstructed in our existing operating facility. The manufacturing facility at the new location is operational, pending required regulatory approvals by the State of California and federal regulatory agencies, and is currently producing compatibility and stability batches.

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

OUR PREFERRED STOCKHOLDER RIGHTS PLAN MAKES EFFECTING A CHANGE OF CONTROL OF MIRAVANT MORE DIFFICULT, WHICH MAY DISCOURAGE OFFERS FOR SHARES OF OUR COMMON STOCK.

     Our Board of Directors has adopted a Preferred Stockholder Rights Plan, or Rights Plan. The Rights Plan may have the effect of delaying, deterring, or preventing changes in our management or control of Miravant, which may discourage potential acquirers who otherwise might wish to acquire us without the consent of the Board of Directors. Under the Rights Plan, if a person or group acquires 20% or more of our Common Stock, all holders of rights (other than the acquiring stockholder) may, upon payment of the purchase price then in effect, purchase Common Stock having a value of twice the purchase price. In April 2001, the Rights Plan was amended to increase the trigger percentage from 20% to 25% as it applies to Pharmacia and excluded shares acquired by Pharmacia in connection with our 2001 Credit Agreement with Pharmacia, and from the exercise of warrants held by Pharmacia. We also waived the provisions of the Rights Plan with respect to the securities issued to the Investors pursuant to the 2003 Debt Agreement, including the shares of Common Stock issuable upon conversion or exercise of such securities and any other securities that may in the future be issued to the Investors pursuant to their participation rights under the 2003 Debt Agreement with respect to future financings by the Company. In the event that we are involved in a merger or other similar transaction where we are not the surviving corporation, all holders of rights (other than the acquiring stockholder) shall be entitled, upon payment of the then in effect purchase price, to purchase Common Stock of the surviving corporation having a value of twice the purchase price. The rights will expire on July 31, 2010, unless previously redeemed.

OUR CHARTER AND BYLAWS CONTAIN PROVISIONS THAT MAY PREVENT TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

     Our charter and bylaws restrict certain actions by our stockholders. For example:

     * Our stockholders can act at a duly called annual or special meeting but they may not act by written consent;
     * Special meetings of stockholders can only be called by our chief executive officer, president, or secretary at the written request of a majority of our Board of Directors; and
     * Stockholders also must give advance notice to the secretary of any nominations for director or other business to be brought by stockholders at any stockholders' meeting.

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

     From time to time, we maintain a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments we are not subject to significant interest rate risk related to these investments.

     The convertible notes issued under the 2002 and 2003 Debt Agreements have fixed interest rates of 9.4% and 8%, respectively, which is payable quarterly in cash or in Common Stock. The principal amounts of the 2002 and 2003 Notes will be due August 28, 2008 and August 28, 2006, respectively, and these notes can be converted to Common Stock at the option of the holder. As of September 30, 2003 the carrying value of the 2002 and 2003 Notes was approximately $11.7 million and the carrying value of the 2002 and 2003 Notes approximates fair value based on the proximity of the issue dates to September 30, 2003.

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

                           PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

     Under the 2002 Debt Agreement, for the month of January 2003, the Company received $1.0 million in borrowings and issued a related note with a conversion price of $0.97. For the months of February through July, the Company received borrowings totaling $4.3 million and issued related notes with a conversion price of $1.00, as amended. The Company also issued six warrants for the purchase of 250,000 shares per warrant with an exercise price of $1.00 and one warrant for the purchase of 75,000 with an exercise price of $1.00, as amended. As of September 30, 2003, the Company has borrowed a total of $6.3 million which is convertible into Common Stock at an average price per share of $0.99 and has accrued interest of $335,000 which is also convertible. The Company has also issued warrants to purchase a total of 1,825,000 shares of Common Stock at an average exercise price of $0.94.

     Under the 2003 Debt Agreement, the Company issued securities to the Investors in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, the debt can be converted, at the Investors' option, at $1.00 per share into the Company's Common Stock. The Company issued separate convertible promissory notes to each Investor and the 2003 Notes will earn interest at 8% per annum and be due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in-kind at the Company's option. In connection with the 2003 Notes, the Company also issued to the Investors warrants to purchase an aggregate of 4,500,000 shares of the Company's Common Stock. Each Investor received two warrants. The first warrant is for the purchase of one-half (1/2) of a share of the Company's Common Stock for every $1.00 of principal under the 2003 Debt Agreement. The second warrant is for the purchase of one-quarter (1/4) of a share of the Company's Common Stock for every $1.00 of principal under the 2003 Debt Agreement. The exercise price of each warrant is $1.00 per share and the warrants terminate on August 28, 2008, unless previously exercised. The Company can force the exercise of the one-quarter (1/4) share warrant under certain circumstances.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


                                                                                             Incorporating
Exhibit                                                                                        Reference
Number                                             Description                               (if applicable)
------                                             -----------                               ---------------
4.1  Form of  Convertible  Promissory  Note between the  Registrant  and the                    [A][4.1]
     Purchaser dated August 28, 2003.
4.2  Form of 50% Warrant  between the Registrant and the Purchaser  dated August                [A] [4.2]
     28, 2003.
4.3  Form of 25% Warrant  between the Registrant and the Purchaser  dated August                [A] [4.3]
     28,  2003.
4.4  Registration  Rights Agreement dated August 28, 2003 between the Registrant                [A] [4.4]
     and the Purchaser.
10.1  Convertible Debt and Warrant  Purchase  Agreement  dated December 19, 2002                [B] [10.1]
      between the  Registrant and the Purchasers.
10.2  Convertible Debt and  Warrant  Purchase  Agreement  dated  August 28, 2003                [A] [10.1]
      between the Registrant and the Purchaser.
10.3 Subordination  Agreement  dated August 28, 2003 between the  Registrant and                [A] [10.2]
     the Purchaser.
10.4 Termination  and  Release  Agreement  dated  August 13,  2003  between  the                [A] [10.3]
     Registrant and Pharmacia, AB.
10.5 Side Letter  Agreement dated August 28, 2003 between the Registrant and the                [A] [10.4]
     Purchaser.
31.1 Certification  of Chief  Executive  Officer  pursuant  to Rules  13a-14 and
     15d-14 under the  Securities  Exchange Act of 1934, as adopted  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification  of Chief  Financial  Officer  pursuant  to Rules  13a-14 and
     15d-14 under the  Securities  Exchange Act of 1934, as adopted  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.
99.1 Certification  of Chief  Executive  Officer  and  Chief  Financial  Officer
     pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


[A] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated August 28, 2003 (File No.
     0-25544).
[B] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated December 19, 2002 (File No.
     0-25544).




(b)   Reports on Form 8-K.

     On September 2, 2003, we filed a Form 8-K to report that we entered into a $6.0 million Convertible Debt and Warrant Purchase Agreement. In addition, we entered into a Termination and Release Agreement with Pharmacia, A.B. to settle our $10.6 million debt with them.

     On September 8, 2003, we filed a Form 8-K dated August 28, 2003 to report the closing of the $6.0 million Convertible Debt and Warrant Purchase Agreement and the Termination and Release Agreement with Pharmacia, A.B.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                          Miravant Medical Technologies

Date:    November 14, 2003              By: /s/   John M. Philpott
                                           -----------------------
                                                  John M. Philpott
                                                 Chief Financial Officer
                                                (on behalf of the Company and as
                                                 Principal Financial Officer and
                                                 Principal Accounting Officer)