Form 10-K
period 2003-12-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2004-03-29
CIK 933745

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

                   For the fiscal year ended December 31, 2003

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

                          Common Stock, $0.01 Par Value
                          Common Share Purchase Rights

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

         Yes [ ]. No [X].

     The approximate aggregate market value of voting stock held by non-affiliates as of June 30, 2003 based upon the last sale price of the Common Stock of $1.12 per share, as reported on the OTC Bulletin Board(R), was approximately $29,522,861. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person, who has filed a Schedule 13D or 13G, is an affiliate.

     The number of shares of Common Stock outstanding as of March 15, 2004 was 29,801,765.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders scheduled to be held on June 24, 2004. A copy of the proxy statement may be obtained, when available, upon written request to the Corporate Secretary, Miravant Medical Technologies, 336 Bollay Drive, Santa Barbara, CA 93117.

                          MIRAVANT MEDICAL TECHNOLOGIES

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS


                                     PART I

Item     1.    Business ...........................................................................................4
Item     2.    Properties .........................................................................................22
Item     3.    Legal Proceedings...................................................................................22
Item     4.    Submission of Matters to a Vote of Security-Holders.................................................22

                                     PART II

Item     5.    Market for Registrant's Common Equity and Related Stockholders Matters..............................23
Item     6.    Selected Consolidated Financial Data................................................................25
Item     7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............26
Item     7A.   Qualitative and Quantitative Disclosures About Market Risk..........................................57
Item     8.    Financial Statements and Supplementary Data.........................................................57
Item     9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................82
Item     9A    Controls and Procedures.............................................................................82

                                    PART III

Item     10.   Directors and Executive Officers of the Registrant .................................................83
Item     11.   Executive Compensation..............................................................................83
Item     12.   Security Ownership of Certain Beneficial Owners and Management......................................83
Item     13.   Certain Relationships and Related Transactions......................................................83
Item     14.   Principal Accountant Fees and Services..............................................................83

                                     PART IV

Item     15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................84

               Signatures..........................................................................................88



                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements which are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties, including but not limited to statements regarding our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to raise funds to continue operations; the timing and our ability to submit our planned New Drug Application, or NDA, for the use of SnET2 to treat wet age-related macular degeneration, or AMD, with the U.S. Food and Drug Administration, or FDA; our ability to continue to receive the remaining $5.7 million available at $1.0 million monthly through June 2004, under the December 2002 Convertible Debt Agreement, as amended, or the 2002 Debt Agreement; our ability to meet the covenants of the August 2003 Unsecured Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement; our ability to meet the covenants of the February Unsecured Convertible Debt Purchase Agreement, or the February 2004 Debt Agreement; our ability to resolve any issues or contingencies associated with our NDA after it is submitted with the FDA; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq; our plans to collaborate with other parties and/or license SnET2; our ability to continue to retain employees under our current financial circumstances; our ability to use our laser and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including but not limited to: failure to obtain additional funding in a timely manner, if at all; our ability to continue borrowing under the 2002 Debt Agreement if we fail to meet certain requirements or if these requirements are not met to the satisfaction of the 2002 Lenders; our failure to meet or obtain waivers from the covenants in our 2003 Debt Agreement and/or our February 2004 Debt Agreement which could lead to a default under those agreements; unanticipated complexity or difficulty preparing and completing the NDA filing for SnET2; a failure of our drugs and devices to receive regulatory approval; other parties declining to collaborate with us due to our financial condition or other reasons beyond our control; the failure of our existing light production and delivery technology to prove to be applicable or appropriate for future studies; our failure to obtain the necessary funding to further our research and development activities; and unanticipated changes by the government in its past practices by exercising its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see "Risk Factors", included in Item 7, for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

ITEM 1.  BUSINESS

General

     We are a pharmaceutical research and development company specializing in photodynamic therapy, or PDT, a treatment modality based on drugs that respond to light. When activated by light, these drugs induce a photochemical reaction in the presence of oxygen that can be used to locally destroy diseased cells and abnormal blood vessels. We have branded our novel version of PDT technology with the trademark PhotoPoint(R). Our drugs and devices are in various stages of development and have not yet been evaluated by the FDA for regulatory approval. Our most advanced drug, PhotoPoint SnET2, has completed Phase III clinical trials for the treatment of wet age-related macular degeneration, or AMD, and we are preparing to submit a New Drug Application, or NDA, for its marketing approval.

     We believe that PhotoPoint PDT is a platform technology that has the potential to provide safe and effective treatments for a number of diseases including those in ophthalmology, dermatology, cardiovascular disease and oncology. Our current objective is to develop our PhotoPoint technology for disease indications with large potential market opportunities and/or unmet medical needs. Our strategy is to develop PhotoPoint PDT as a primary therapy and, where appropriate, as a combination therapy with other treatments such as surgery or drug therapy to achieve efficacious clinical results.

     We believe  that  commercial  success  will depend upon safety and efficacy outcomes, regulatory approvals, competition, third-party reimbursements and other factors such as the manufacturing, marketing, sales and distribution of our products. At this time, the scope of our business is research and development with limited manufacturing capabilities. For large-scale manufacturing, marketing, sales and distribution activities, we may elect to use outside contractors and/or develop these capabilities internally, or seek strategic collaborations with pharmaceutical and medical device partners in certain therapeutic areas.

     We were incorporated in Delaware in 1989 and, effective September 15, 1997, changed our name from PDT, Inc. to Miravant Medical Technologies. Our executive offices and the offices of our three subsidiaries, Miravant Pharmaceuticals, Inc., Miravant Systems, Inc. and Miravant Cardiovascular, Inc., are located at 336 Bollay Drive, Santa Barbara, California 93117. Our telephone number is (805) 685-9880. Unless otherwise indicated, all references to us also include our subsidiaries.

     The following is a summary of our recent significant events:

     * In December 2002, as amended in 2003, we entered into a Convertible Debt and Warrant Purchase Agreement, or the 2002 Debt Agreement, with a group of private accredited investors, or the 2002 Lenders. The 2002 Debt Agreement allows us to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount is $12.0 million with the last available borrowing in June 30, 2004. The debt is due December 31, 2008 and earns interest of 9.4% per year. The interest is payable monthly and can be accrued, paid in cash or paid in the form of Common Stock. The 2002 Lenders may terminate their obligations under the 2002 Debt Agreement if: (1) Miravant has not submitted a New Drug Application, or NDA, by March 31, 2004, (2) such filing has been rejected by the U.S. Food and Drug Administration, or FDA, or (3) Miravant, in the reasonable judgment of the 2002 Lenders, is not meeting its business objectives. As of March 15, 2004, we had borrowed $6.3 million under the 2002 Debt Agreement and there was $5.7 million remaining available to us under the 2002 Debt Agreement, subject to certain material conditions described in the 2002 Debt Agreement. As of March 15, 2004, we have issued warrants to purchase 3,150,000 shares of our Common Stock with an exercise price of $1.00 and upon the execution of the 2002 Debt Agreement, we issued an origination warrant to purchase 250,000 shares of our Common Stock, with an exercise price of $0.50 per share. Warrants for the purchase of 1,575,000 shares will terminate on August 28, 2008 and warrants for the purchase of 1,825,00 shares will terminate on December 31, 2008, unless previously exercised;

     * In January 2003, we announced our intention to submit our first NDA for marketing approval of PhotoPoint SnET2, a new drug for the treatment of wet age-related macular degeneration, or AMD. Our decision came after we completed our analyses of the Phase III AMD clinical data for two independent trials completed in December 2001 and after holding discussions with our regulatory consultants and the ophthalmic division of the FDA. Our analyses showed positive results in a significant number of PhotoPoint SnET2 treated patients versus placebo control patients in the "per protocol" population. The per protocol population consists of those patients who received the exposure to the SnET2 treatment regimen pre-specified in the clinical study protocol, comprising a smaller number of patients than the total study population. We are currently in the process of preparing the NDA and expect to have it completed and submitted on or about March 31, 2004;

     * Previously, in January 2002, Pharmacia Corporation, or Pharmacia, after a top-line review of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be filing an NDA with the FDA as contemplated by our agreements with Pharmacia. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. Additionally, in March 2002 we terminated our license collaboration with Pharmacia;

     * In August 2003, we entered into an Unsecured Convertible Debenture and Warrant Purchase Agreement, or the 2003 Debt Agreement, with certain private accredited investors, or the 2003 Lenders. Under the 2003 Debt Agreement we borrowed $6.0 million, with interest accruing at 8% per year and due and payable quarterly, with the first interest payment due on October 1, 2003. The principal amount matures on August 28, 2006. At our option and subject to certain restrictions, we may make interest payments in cash or in shares of Common Stock. Upon the occurrence of certain events of default, the holders of the convertible debentures may require that they be repaid prior to maturity. Some of the events of default include if we fail to pay amounts due under the debentures or to otherwise perform any material covenant in the 2003 Debt Agreement or other related documents, if we fail to submit our PhotoPoint SnET2 NDA to the FDA on or before
          December 31, 2003, which was extended to March 31, 2004, or the rejection of our NDA submission by the FDA, or the occurrence of certain insolvency-related events. In connection with the 2003 Debt Agreement, we issued warrants to each 2003 Lender to purchase a total of 4,750,000 shares of our Common Stock each with an expiration date of August 28, 2008 and an exercise price of $1.00 per share. As of March 15, 2004, $2.5 million of the notes have been converted into 2,500,000 shares of Common Stock and warrants covering 1,425,000 shares of Common Stock have been exercised;

     * In addition, when we entered into the 2003 Debt Agreement, we also entered into a Termination and Release Agreement with Pharmacia AB, a wholly owned subsidiary of Pfizer, Inc., or Pharmacia, for the retirement of $10.6 million of debt owed by us to Pharmacia and the release of the related security collateral, in exchange for a payment of $1.0 million in cash, 390,000 shares of our Common Stock, and an adjustment of the exercise price of Pharmacia's outstanding warrants to purchase 360,000 shares of our Common Stock to $1.00 from an average exercise price of $15.77, and an extension of the expiration date of those warrants to December 31, 2005 from expiration dates ranging from May 2004 to May 2005;

     * In December 2003, we sold our investment in Xillix Technologies Corp. We owned approximately 2.7 million shares of Xillix and we received net proceeds of approximately $1.6 million; and

     * In February 2004, we entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement we issued $2.0 million worth of convertible debentures maturing on February 5, 2008 with interest accruing at 8% per year, due and payable quarterly, with the first interest payment due on April 1, 2004. At our option and subject to certain restrictions, we may make interest payments in cash or in shares of our Common Stock, or the interest can be added to the outstanding principal of the note. Each convertible debenture issued pursuant to the February 2004 Debt Agreement is convertible at the holder's option into shares of our Common Stock at $2.00 per share. We are obligated to file a registration statement with the Securities and Exchange Commission, or SEC, covering the resale of the shares of Common Stock underlying these convertible debentures no later than April 30, 2004. Upon the occurrence of certain events of default, the holders of the convertible debentures may require that they be repaid prior to maturity. These events of default include our failure to pay amounts due under the debentures or to otherwise perform any material covenant in the February 2004 Debt Agreement or other related documents.

     Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to license and pursue development and commercialization of SnET2 for AMD or other disease indications, our ability to reduce operating costs as needed, our ability to regain our listing status on Nasdaq and various other economic and development factors, such as the cost of the programs, reimbursement and the available alternative therapies, we may or may not be able to or elect to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications. If we are unable to secure additional funding, or if our lenders terminate our existing funding prior to June 30, 2004, we may be unable to continue as a going concern.

Background

     Photodynamic therapy, or PDT, is a treatment modality based on light-activated, or photoselective drugs to locally treat diseased cells and abnormal blood vessels. The drug and light procedures involve three components: photoselective drugs, light producing devices and light delivery devices.

     We are developing a family of medical procedures trademarked PhotoPoint that are based on proprietary, synthetic photoselective drugs. These drugs have the ability to transform light energy into chemical energy in a manner similar to that of chlorophyll in green plants. When administered to the body, either systemically by intraveneous injection or locally at the treatment site, our PhotoPoint drugs are designed to preferentially accumulate in rapidly reproducing, or hyperproliferating, cells and blood vessels based on the metabolic characteristics of these tissues. Since a number of disease conditions involve tissue and/or cellular hyperproliferation, we believe that PhotoPoint PDT has a number of potential applications. Certain examples are abnormal blood vessels at the back of the eye associated with macular degeneration; plaque psoriasis that causes excessive proliferation of the epidermis; cardiovascular diseases caused by the narrowing of coronary arteries; and the rapid growth of cells and new blood vessels in cancer tumors.

     Our photoselective drugs are inactive until exposed to a specific wavelength and dose of visible light. The wavelength corresponds to the color of the light, and the light dose represents the number of photons, or light energy delivered to the target tissue over time. We have designed our drugs to respond to various light wavelengths depending on the desired depth of light penetration into the target tissue. When light is delivered to the treatment site and the drug and light interact, a photochemical reaction occurs in which molecular oxygen is consumed to produce reactive oxygen intermediates that can lead to cell death. We can control the treatment response by varying the respective drug and light doses and the relative timing of their administration. The result is a localized, light-selective response that can potentially destroy diseased cells and abnormal blood vessels with minimal damage to surrounding normal tissues and vessels.

     Low-power, non-thermal visible light is used to activate PhotoPoint drugs. The light is generated by diode lasers or, for certain applications, by non-coherent light sources. The light is typically delivered from the light source to the patient via fiber optic delivery devices that produce uniform patterns of light for different disease applications. The fiber optic devices may be designed to focus light on body surfaces such as skin or to channel into the body via catheters for internal applications. Additional methods of light delivery include the slit lamp adapter used with our ophthalmic device co-developed with Iridex.

Industry

     As early as 1900, scientists observed that certain compounds localized in tissues elicited a response to light, a response that came to be known as photodynamic therapy. Since the mid-1970s, various treatment applications of PDT have been investigated and approved for use in humans. PDT continues to be studied by a variety of companies, physicians and researchers around the world to treat a broad range of disease indications. Early industry development was hindered by issues such as drug manufacturing and purity, the use of costly and inefficient lasers and the lack of integrated drug and device development. Since our founding, we have endeavored to address these issues in our PhotoPoint development programs. In the last few years, the industry has significantly advanced and achieved regulatory approvals for several PDT drugs in the United States and abroad.

Business Strategy

     Our current objective is to develop our PhotoPoint technology for disease indications with large potential market opportunities and/or unmet medical needs. Our strategy is to develop PhotoPoint PDT as a primary therapy and, where appropriate, as a combination therapy with other treatments such as surgery or drug therapy to achieve efficacious clinical results.

     We believe  that  commercial  success  will depend upon safety and efficacy outcomes, regulatory approvals, competition, third-party reimbursements and other factors such as the manufacturing, marketing, sales and distribution of our products. At this time, the scope of our business is research and development with limited manufacturing capabilities. For large-scale manufacturing, marketing, sales and distribution activities, we may elect to use outside contractors and/or develop these capabilities internally, or seek strategic collaborations with pharmaceutical and medical device partners in certain therapeutic areas.

Technology and Products

     Our drugs, light producing and light delivery devices have been developed in-house and with outside collaborators and have been used in various clinical and preclinical investigations.

     Drug Technology. We own and hold exclusive license rights under certain United States and foreign patents to several classes of synthetic, photoselective compounds, subject to certain governmental rights, as described under the heading Patents and Proprietary Technology. From these broad classes we have synthesized several hundred unique photoselective compounds, which have been characterized and screened in biological testing systems. The development status of our key drug candidates is as follows:

     * SnET2: Phase III completed, NDA submission in preparation - wet age-related macular degeneration.

     *    MV9411: Phase II - plaque psoriasis.

     *    MV0633:   Advanced  preclinical  -  atherosclerosis,   atherosclerotic
          vulnerable plaque and prevention of restenosis.

     * MV2101: Advanced preclincal - vascular access graft disease in hemodialysis patients.

     *    MV6401:   Preclinical   -  solid   tumors   (treatment   of   cells  &
          neovasculature).

     Our ongoing commitment to the various programs depends upon a number of factors, including the results of investigational studies, regulatory approvals, financial resources, strategic business considerations, the competitive marketing environment and potential return on investment.

     Light Producing Devices. Our PhotoPoint procedures are designed to use reliable and affordable light producing devices. Our light technologies include software-controlled diode lasers, light emitting diode, or LED, arrays, and non-coherent light sources. Either internally or with outside collaborators, we have developed a variety of devices producing various wavelengths of light for use in our investigational studies. We are collaborating with Iridex Corporation, or Iridex, on the development of light producing devices for PhotoPoint PDT in ophthalmology. Iridex co-developed with us and, pending regulatory approval, will manufacture, the diode laser used in our AMD clinical trials.

     Light Delivery Devices. We have developed various configurations of fiber optic devices to deliver uniform light to target tissues, for example, our proprietary guidewire-compatible endovascular light catheter that is being tested in preclinical studies for the treatment of cardiovascular disease.

Targeted Diseases and Clinical Trials

     We believe that our PhotoPoint PDT technology has potential utility in a number of disease indications. We have established certain development programs based upon technical, regulatory, clinical, manufacturing and market considerations. Our ongoing commitment to the various programs depends upon such factors as adequate funding, corporate partner support, the results of investigational studies, governmental regulatory communications, competitive factors, potential return on investment, various other feasibility or economic considerations as well as our overall business strategy.

Ophthalmology

     We believe that PhotoPoint PDT has the potential to treat a variety of ophthalmic disorders, including conditions associated with neovascularization such as AMD and diabetic retinopathy. Ocular neovascularization is a condition in which new blood vessels grow abnormally on or beneath the surface of the retina or other parts of the eye. We have investigated PhotoPoint PDT as a potential treatment to selectively destroy such abnormal blood vessels, and we have completed Phase I/II and Phase III human clinical trials of PhotoPoint SnET2 as a treatment for wet AMD.

     AMD is the leading cause of blindness in Americans over age fifty. Patients with AMD experience distortion or loss of central vision as the disease progresses. In advanced, or wet, AMD new blood vessels develop beneath the retina, which leak fluid and blood that can lead to retinal lifting, scarring and irreversible loss of central vision. Wet AMD lesions are comprised of neovascular membranes known as "classic" and "occult" components. Some lesions are classified as pure occult, some as pure classic and others as a combination of classic and occult components. It is estimated that 50% of wet AMD lesions have some presence of a classic component.

     In December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of wet AMD lesions with any presence of a classic component. The primary efficacy endpoint of the clinical studies was the percent of patients with stabilized vision, specifically, the proportion of patients losing less than 15 letters from baseline on a standard ETDRS eye chart. In January 2002, our ophthalmology corporate partner, Pharmacia, reviewed the top-line Phase III AMD clinical data and determined that SnET2 did not to meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol. Pharmacia notified us that it would not pursue an NDA submission for SnET2. In March 2002, we regained the license rights to SnET2 from Pharmacia as well as the related data and assets from the Phase III AMD clinical trials. In addition, we terminated our license collaboration with Pharmacia, and have the opportunity to seek a new collaborative partner for PhotoPoint PDT in ophthalmology in the future.

     During 2002, we completed a comprehensive analyses of the Phase III AMD clinical data and held certain discussions with regulatory consultants and the ophthalmic division of the FDA. Based on our review of the data from two independent Phase III studies, we believe PhotoPoint SnET2 reduced the risk of vision loss in drug-treated patients versus placebo patients. Additionally, based on secondary efficacy analyses, relative to placebo, we believe SnET2 prevented severe vision loss and impacted the physiologic characteristics of treated lesions by reducing leakage and fluid accumulation. Based on retrospective analyses, we believe SnET2 demonstrated a positive treatment response versus placebo across all compositions of wet AMD lesions, regardless of the percentage of classic or occult components. Additionally, we believe the SnET2 treatments were well tolerated in the study population, with a low overall incidence of treatment-related adverse events. The most common side effect was skin photosensitivity, or sun sensitivity, which was reported in less than 5% of SnET2 administrations, and was predominantly mild in nature, transient in duration and required no special treatment. Based on discussions with our clinical investigators, we believe the photosensitivity to be a manageable side effect that typically produces mild erythema, or redness, of the skin. In addition, there were extremely few reports of either back pain on infusion or acute post-treatment vision loss (less than 0.2% in both treated and placebo patients), which have been previously reported with competitive PDT technology.

     Based on our analysis of the Phase III AMD clinical data, in January 2003, we announced our intention to submit an NDA for PhotoPoint SnET2 as a treatment for wet AMD, specifically wet AMD lesions with any classic component, with or without an occult component. We expect to submit the NDA on or about March 31, 2004, seeking marketing approval based on clinical results in the "per protocol" study population. The per protocol population consists of those patients who received the exposure to the SnET2 treatment regimen pre-specified in the clinical study protocol, comprising a smaller number of patients than the total study population. Although there is precedent for FDA approval of drugs based on subgroup populations, including Visudyne(R), the currently approved competitive PDT product for wet AMD, we cannot assure you that the FDA will grant approval for SnET2 based on our per protocol group of patients.

     If the FDA grants marketing approval based on our planned NDA submission, we believe that the potential market for SnET2 is greater than that of Visudyne(R) as currently approved. Visudyne(R) is approved for treatment of lesions with predominantly classic component only, which represents approximately 60% of the classic wet AMD market or 30% of the total wet AMD market. We are seeking approval of SnET2 for the treatment of lesions with any classic component, with or without an occult component, which represents 100% of the classic wet AMD market or approximately 50% of the total wet AMD market.

     A small group of patients with pure occult, no classic component, lesions were also enrolled in the Phase III AMD clinical study. Our analyses of the treated lesions showed, we believe, a clear beneficial trend relative to placebo, although the result is not statistically significant due to the small numbers of patients in the clinical trials. Given adequate financial resources and regulatory clearances, we intend to conduct a confirmatory clinical trial in patients with pure occult lesions, which is a large unmet medical need estimated to be 50% of the total wet AMD market.

     We have also conducted preclinical studies for the treatment of other ophthalmic diseases such as corneal neovascularization, glaucoma and diabetic retinopathy. Besides the planned use of SnET2 alone or in combination with other therapies, we have identified certain next-generation drug compounds for potential use in various eye diseases. These programs are in early stages of development and will not likely advance until we obtain additional funding and/or a collaborative partner in ophthalmology.

Cardiovascular Disease

     We are investigating the use of PhotoPoint PDT for the treatment of cardiovascular diseases, in particular for the treatment of atherosclerosis and atherosclerotic vulnerable plaque, and the prevention and treatment of restenosis. Atherosclerosis is a common condition involving complex lipid-derived plaques within arteries that can lead to obstructive artery disease. Clinicians have become aware that certain inflamed plaques within artery walls are highly unstable and vulnerable to rupture. Vulnerable plaque has been estimated to cause up to 80% of fatal heart attacks. Preclinical studies with PhotoPoint PDT indicate that certain photoselective drugs may be preferentially retained in hyperproliferating cells in artery walls and lipid-rich components of arterial plaques. In preclinical studies we believe we have demonstrated that PhotoPoint PDT has the potential to remove problematic inflammatory cells and induce positive mechanisms of healing and repair that are consistent with true plaque stabilization.

     Restenosis is the re-narrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. We believe data from preclinical studies suggest that PhotoPoint PDT may aid in the prevention and treatment of restenosis by inhibiting the aggressive overgrowth of cells that cause re-narrowing, or restenosis, of arteries.

     We are in the process of formulating our lead cardiovascular drug candidate, MV0633, for clinical investigational use. Pending the outcome of our preclinical studies, our corporate activities, financial considerations, and other factors, we may prepare an Investigational New Drug application, or IND, in cardiovascular disease for MV0633 or another existing photoselective drug. The timing of the IND is dependent on numerous factors including preclinical results, available funding and personnel. We are currently pursuing potential strategic partners in the field of cardiovascular disease. There are no guarantees that a strategic partner will enter into a license agreement or provide us with any potential funding to advance our research and development programs.

     As a result of our preclinical studies in cardiovascular disease, we are evaluating the use of PhotoPoint PDT for the prevention and/or treatment of vascular access graft disease. Synthetic arteriovenous, or AV, grafts are placed in patients with End Stage Renal Disease to provide access for hemodialysis. While these grafts are critical to the health of the patient, their functional lifetime is limited due to stenosis, or narrowing, caused by cell overgrowth in the vein. We have held discussions with the FDA about initiating a Phase II clinical trial. We are currently pursuing potential strategic partners in this field to help fund these clinical studies. Pending the results of our preclinical studies as well as financial considerations, corporate collaborations and other factors, we may decide to file an IND for the commencement of clinical trials in this field.

Dermatology

     We believe that PhotoPoint PDT may be potentially useful to treat a number of dermatological, or skin, disorders. One of these is plaque psoriasis, a chronic skin condition involving abnormal proliferation of the epidermis that causes inflamed and scaly skin plaques. We are investigating PhotoPoint drug MV9411 in a topical gel formulation for this disease indication. In July 2001, we successfully completed a Phase I dermatology clinical trial of MV9411, and in January 2002, commenced a Phase II dose-escalation clinical trial for the treatment of psoriatic plaques. We expect the Phase II clinical trial to be closed out in 2004. Analysis of the clinical results and other factors such as available funding and personnel will determine the continuation of this program.

Oncology

     Cancer is a large group of diseases characterized by uncontrolled growth and spread of tumor cells with the associated growth of new blood vessels, or neovascularization. In our oncology research program, we have ongoing preclinical studies in solid tumors to target tumor cells and tumor neovasculature. The focus of our preclinical research is to evaluate the utility of PhotoPoint PDT as a stand-alone treatment or as a combination therapy with experimental or conventional therapies. Currently, our research efforts focus on the use of PhotoPoint PDT in treating cancers such as those of the brain, breast, lung and prostate. We are investigating our novel PhotoPoint drug compound MV6401 for oncology applications. In addition, we have an existing oncology IND for SnET2, under which we may choose to submit protocols for clinical trials in the future.

Definitive Collaborative Agreements

Pharmacia Corporation

     In August 2003 when we entered into the 2003 Debt Agreement, we also entered into a Termination and Release Agreement with Pharmacia AB, a wholly owned subsidiary of Pfizer, Inc., or Pharmacia, for the retirement of $10.6 million of debt owed by us to Pharmacia and the release of the related security collateral, in exchange for a payment of $1.0 million in cash, 390,000 shares of our Common Stock, and an adjustment of the exercise price of Pharmacia's outstanding warrants to purchase 360,000 shares of our Common Stock to $1.00 from an average exercise price of $15.77, and an extension of the expiration date of those warrants to December 31, 2005 from expiration dates ranging from May 2004 to May 2005. The Termination and Release Agreement supercedes all previous agreements.

     In the past, we had entered into a number of agreements with Pharmacia to fund our operations and develop and market SnET2. In March 2002, we entered into a Contract Modification and Termination Agreement with Pharmacia under which we regained all of the rights and related data and assets to our lead drug candidate, SnET2, and we restructured our outstanding debt to Pharmacia. Under the terms of the Contract Modification and Termination Agreement, various agreements and side letters between Miravant and Pharmacia have been terminated, most of which related to SnET2 license agreements and related drug and device supply agreements, the Manufacturing Facility Asset Purchase Agreement and various supporting agreements. We also modified our 2001 Credit Agreement with Pharmacia.

     The termination of the various agreements provided that all ownership of the rights, data and assets related to SnET2 and the Phase III AMD clinical trials for the treatment of AMD revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the finished dose formulation, or FDF, inventory. In addition, we reassumed the lease obligations and related property taxes for our bulk API manufacturing facility. The lease agreement expires in March 2006 and currently has a base rent of approximately $26,000 per month. In January 2003, we sublet this facility through December 2005.

Iridex Corporation

     In May 1996, we entered into a co-development and distribution agreement with Iridex, a leading provider of semiconductor-based laser systems to treat eye diseases. The agreement provides, among other things, the following:

     * We have the exclusive right to co-develop, with Iridex, light producing devices for use in photodynamic therapy in the field of ophthalmology;

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

     The agreement further provides that we pay Toledo royalties on the revenues we receive from the sales or sublicenses of product covered by this agreement. To date, no royalties have been paid or accrued since no drug or related product has been sold. Under the agreement, we are required to satisfy certain development and commercialization objectives once an NDA has received approval. This agreement terminates upon the expiration or non-renewal of the last patent which may issue under this agreement, currently 2013. By the terms of the agreement, the license extends upon issuance of any new Toledo patents. We do not have contractual indemnification rights against Toledo under the agreement. Some of the research relating to the compounds covered by this License Agreement, including SnET2, has been or is being funded in part by certain governmental grants under which the United States Government has or will have certain rights in the technology developed, including the right under certain circumstances to a non-exclusive license or to require us to grant an exclusive license to a third party. For a description of governmental rights see "Patents and Proprietary Technology".

Fresenius AG

     We have a formulation and commercial supply agreement, or Formulation Agreement, with Fresenius Kabi Nutrition AB, a subsidiary of Fresenius Kabi AG, or Fresenius to develop an emulsion formulation suitable for intravenous administration of SnET2 in a finished dose formulation, or FDF. This agreement was originally with Pharmacia but was assigned to Fresenius effective November 30, 1998, as part of an Asset Transfer Agreement.

     As  part  of  the  activities   necessary  under  the  Pharmacia   Contract
Modification and Termination Agreement, we and Pharmacia entered into an agreement whereby all of Pharmacia's rights and obligations under their Contract Manufacturing Agreement were assigned to us. By operation of Fresenius' consent to the assignment, the Formulation Agreement has been superceded by the terms of the Contract Manufacturing Agreement. The material operating terms of this agreement include the following:

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

     In conjunction with the co-development agreement, we purchased a $2.0 million equity interest in Ramus, and obtained an option to acquire the remaining shares of Ramus. We declined to exercise this option and the option period has now expired. Further, we have first refusal rights and pre-emptive rights for any issuance of new securities, whether debt or equity, made by Ramus. In April 1998, we entered into a $2.0 million revolving credit agreement with Ramus. Between 1998 and 1999, Ramus borrowed the entire $2.0 million available under the credit agreement. In March 2000, the loan term was extended indefinitely. It was determined that it was probable that we would be unable to collect the amounts due from Ramus under the contractual terms of the loan agreement. Therefore, we have established a reserve for the entire outstanding balance of the loan receivable at December 31, 2003 and 2002. We have held discussions with Ramus to reorganize their outstanding debt or to convert their entire debt, including accrued and unpaid interest, to Ramus equity.

Xillix Technologies Corp.

     In June 1998, we purchased an equity interest in Xillix Technologies Corp., or Xillix. We received 2,691,904 shares of Xillix common stock in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock. In conjunction with the investment, we also entered into an exclusive strategic alliance agreement with Xillix to co-develop proprietary systems incorporating PhotoPoint PDT and Xillix's fluorescence imaging technology for diagnosing and treating early stage cancer and pre-malignant tissues. The co-development agreement was terminated in November 2003. In December 2003, we sold our entire investment in Xillix of approximately 2.7 million shares, which had an adjusted basis of $393,000 and received net proceeds of approximately $1.6 million, resulting in a net gain of $1.2 million.

Laserscope

     In April 1992, we entered into a seven-year license and distribution agreement with Laserscope, a surgical laser company. This agreement terminated in April 1999 and Laserscope made a final royalty settlement with us in 2001. Laserscope now holds a fully paid-up, non-exclusive license to use in its products dye laser technology that we developed.

Research and Development Programs

     Our research and development programs are committed to the discovery, development and optimization of drugs and devices for PhotoPoint PDT. These activities are conducted in-house in our pharmaceutical and engineering laboratories or in extramural collaborations with academic or medical research institutions or corporations. We have expended, and expect to continue to spend, substantial funds on our research and development programs. We expended $7.6 million, $9.5 million and $13.5 million on research and development activities during 2003, 2002 and 2001, respectively.

     We have pursued and been awarded various government grants and contracts. These grants have been sponsored by the National Institutes of Health and/or the Small Business Innovative Research Administration, which supplement our research efforts and facilitate new development.

Manufacturing

     Our strategy is to generally retain manufacturing rights and maintain limited manufacturing capabilities and, where appropriate due to financial and operational constraints, to partner with leading contract manufacturing organizations in the pharmaceutical and medical device sector for certain manufacturing processes. We also have the limited ability to manufacture small-scale quantities of light producing devices and light delivery devices at this location and provide other production and testing activities to support current clinical programs. However, we have limited capabilities, personnel and experience in the manufacture of finished drug at commercial levels, nor light producing and light delivery devices. We will require outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities, especially at large-scale levels. Although most of our materials and components are available from various sources, we are dependent on certain suppliers for key materials or services used in drug and device development and production operations. One supplier is Fresenius, which processes our SnET2 drug substance into a sterile injectable formulation and packages it in vials for distribution. Another key supplier is Iridex, which provided the light producing devices used in our AMD clinical trials and may be used as a supplier for future investigational and commercial devices in ophthalmology. We expect to continue to develop new drugs, new drug formulations and light devices both in-house and using external suppliers, which may or may not have similar dependencies.

     Prior to supplying drugs or devices for commercial use, our manufacturing facilities, as well as the Iridex and Fresenius manufacturing facilities, must be inspected and approved by the FDA for Good Manufacturing Practices, or GMP, compliance. Iridex and Fresenius are currently manufacturing products under the GMP regulations, but our manufacturing facility has not yet been inspected by the FDA for GMP compliance. Any drugs and devices manufactured by us or our suppliers for prospective commercial use must be withheld from distribution until FDA approvals are obtained, if at all. In addition, if we elect to outsource manufacturing to other third-party manufacturers, these facilities must satisfy FDA GMP requirements.

     We were licensed by the State of California to manufacture bulk active pharmaceutical ingredient, or API, at one of our Santa Barbara, California facilities for clinical trial and other use. This particular manufacturing facility was closed by us in 2002 and has been reconstructed and now operates in our existing operating facility, which has not yet been inspected by the State of California or the FDA. In the original manufacturing facility, we manufactured bulk API for SnET2, the final process before formulation and packaging. As previously discussed, we regained ownership of that bulk API inventory as well as lasers from Pharmacia, which are not subject to expiration dates, whereas the FDF received has expired. We have API inventory in quantities that we believe will be adequate for an initial commercial launch of SnET2, if and when we gain regulatory approval for the facility and for use of the API inventory.

Marketing, Sales and Distribution

     We are developing several plans for the marketing, sales and distribution of PhotoPoint SnET2 for wet AMD. We may decide to license SnET2 or otherwise partner with an established pharmaceutical company for commercialization of the drug. If financially and logistically feasible, we may elect to retain all rights to SnET2 and contract the marketing, sales and distribution to outside independent contractors or develop certain internal capabilities. There are a number of factors that will influence this decision, including partnering opportunities, the terms and conditions, our potential return on investment, financial resources and operational capabilities. In regard to the AMD light device, we have granted to Iridex the worldwide license to market and sell all co-developed light producing devices for use in PhotoPoint PDT in the field of ophthalmology.

     In regard to products in longer-term development, we will consider various avenues for commercialization as appropriate in our strategic planning and licensing discussions.

Customers and Backlog

     Our drugs and devices are in various stages of development and have not yet been evaluated by the FDA for regulatory approval. Thus, we currently have no marketed drugs or devices and therefore no customers or backlog. We have derived revenue in the past from the sale of API to our collaborative partner and have received governmental research grants. We have also received limited royalty income from Laserscope for the license of our dye laser technology.

Patents and Proprietary Technology

     We pursue a policy of seeking patent protection for our technology both in the United States and in selected countries abroad. We plan to prosecute, assert and defend our patent rights when appropriate. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. The following is a summary of our current patents:

     * Record owner of thirty-nine issued United States patents, primarily device, expiring 2010 through 2021;

     * Record owner of twelve issued foreign patents, expiring 2012 through 2019;

     * Exclusive license rights under twenty issued United States patents, primarily pharmaceutical, expiring 2006 through 2016;

     * Exclusive license rights under seven issued foreign patents, expiring 2006 through 2017;

     * Co-owner or licensee of three additional issued patents, expiring 2015 through 2017; and

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

     The patent positions of pharmaceutical and biotechnology companies, including ours, can be uncertain and involve complex legal, scientific, and factual questions. There can be no assurance that our patents or licensed patents will afford legal protection against competitors or provide significant proprietary protection or competitive advantage. In addition, our patents or licensed patents could be held invalid or unenforceable by a court, or infringed or circumvented by others, or others could obtain patents that we would need to license or circumvent. Competitors or potential competitors may have filed patent applications or received patents, and may obtain additional patents and proprietary rights relating molecules, compounds, or processes competitive with ours.

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

Government Regulation

     The research, development, manufacture, marketing and distribution of our products are subject to regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products and medical devices are regulated by the FDA through the Food, Drug and Cosmetic Act, known as the FDC Act. The FDC Act and various other federal and state statutes control and otherwise affect the development, approval, manufacture, testing, storage, records and distribution of drugs and medical devices. We are subject to regulatory requirements governing both drugs and devices. We expect to submit an NDA for the treatment of AMD with SnET2 with the FDA on or about March 31, 2004 and the submission is expected to receive fast track designation.

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

     *    The  submission  to the FDA of an NDA; and

     * The review and approval of the NDA by the FDA before any commercial sale or shipment of the drug.

     In addition to obtaining FDA approval for each new drug product, each drug manufacturing establishment must be registered with the FDA. Manufacturing establishments, both domestic and foreign, are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies and must comply with the FDA's current Good Manufacturing Practices, or GMP, regulations. The FDA will not approve an NDA until a pre-approval inspection of the manufacturing facilities confirms that the drug is produced in accordance with current drug GMPs. In addition, drug manufacturing establishments in California must also be licensed by the State of California and must comply with manufacturing, environmental and other regulations promulgated and enforced by the California Department of Health Services. We were licensed by the State of California to manufacture bulk API at one of our Santa Barbara, California facilities for clinical trial and other use. This particular manufacturing facility was closed by us in 2002 and has been reconstructed and operates in our existing operating facility, but has not yet been inspected by the State of California or the FDA.

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

     Completing clinical trials and obtaining FDA approval for a new drug product is a long process and is likely to take several years and require expenditure of substantial resources. When an NDA application is submitted, there can be no assurance that the FDA will approve the NDA. Even if initial FDA approval is obtained, further studies may be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. Also, the FDA requires post-market surveillance programs to monitor and report the drug's side effects. For certain drugs, the FDA may also, concurrent with marketing approval, seek agreement from the sponsor to conduct post-marketing, Phase IV, studies to obtain further information about the drug's risks, benefits and optimal use. Results of this monitoring and of Phase IV post-marketing studies may affect the further marketing of the product.

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

     Many of our competitors have substantially greater financial, technical and human resources than we do, and may also have substantially greater experience in developing products, conducting preclinical studies or clinical trials, obtaining regulatory approvals and manufacturing and marketing and distribution. Further, the establishment of patent protection by our competitors could harm our competitive position. The existing competitors or other companies may succeed in developing technologies and products that are more safe, effective or affordable than those being developed by us or that would render our technology and products less competitive or obsolete.

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

     We are aware of various competitors involved in the photodynamic therapy sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sector include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharm Inc., or Axcan, Eyetech Pharmacueticals Inc., or Eyetech, and Pharmacyclics. QLT's drug Visudyne(R) has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Axcan and DUSA have photodynamic therapy drugs, both of which have received marketing approval in the United States - Photofrin(R) (Axcan) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals) for the treatment of actinic keratoses, a dermatological condition. Pharmacyclics has a photodynamic therapy drug that has not received marketing approval, which is being used in certain preclinical studies and/or clinical trials for ophthalmology, oncology and cardiovascular indications. Eyetech is currently completing a Phase III clinical trial in AMD and is expected to submit an NDA at the end of 2004 or beginning of 2005. We are aware of other drugs and devices under development by these and other competitors in additional disease areas for which we are developing PhotoPoint PDT. These competitors as well as others that we are not aware of, may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

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

Corporate Offices

     Our principal office is located at 336 Bollay Drive, Santa Barbara, California, 93117. Our main telephone and fax numbers are (805) 685-9880 and
(805) 685-7981. We were incorporated in the state of Delaware in 1989.

Employees

     As of March 15, 2004, we employed 56 individuals, approximately 22 of which were engaged in research and development, 14 were engaged in manufacturing and clinical activities and 20 in general and administrative activities. We believe that our relationship with our employees is good and none of the employees are represented by a labor union.

     Our future success also depends on our continuing ability to attract, train, retain or engage highly qualified scientific and technical personnel or consultants. Competition for these personnel is intense, particularly in Santa Barbara where we are headquartered. Due to the limited number of people available with the necessary scientific and technical skills and our current challenging financial situation, we can give no assurance that we can retain, attract or engage key personnel or consultants in the future. We have not experienced any work stoppages and consider our relations with our employees to be good.

                                                 EXECUTIVE OFFICERS

         The names, ages and certain additional information of the current executive officers of the Company are as follows:

                  Name                      Age            Position

         Gary S. Kledzik, Ph.D.              54  Chairman of the Board and
                                                 Chief Executive Officer

         David E. Mai                        59  President of Miravant Medical
                                                 Technologies, Miravant Systems,
                                                 Inc., Miravant Pharmaceuticals,
                                                 Inc. and Director

         John M. Philpott                    43  Chief Financial Officer
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

ITEM 2.  PROPERTIES

     We currently have a month-to-month lease in place for approximately 25,000 square feet of office, laboratory and manufacturing space in Santa Barbara, California. This building currently houses all of our operations and employees. We entered into this lease in August 1996. During the third quarter of 2003, we reduced our occupancy in this building from approximately 40,000 square feet to 25,000 square feet. This lease provides for rent to be adjusted annually based on increases in the consumer price index and the base rent is currently approximately $33,000 per month. The leased property is located in a business park. We have the ability to manufacture our active drug ingredient, our light producing and light delivery devices and perform research and development of drugs, light delivery and light producing devices from this facility. At this time we will continue to lease month-to-month until we decide that our financial position supports a longer-term commitment. In addition, we are aware that the lessors can give us a 30-day notice at any time requiring us to vacate.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently party to any material litigation or proceeding and are not aware of any material litigation or proceeding threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our Common Stock is traded on the OTC Bulletin Board(R), or OTCBB, under the symbol MRVT. The following table sets forth high and low bid prices per share of Common Stock as reported on the Nasdaq National Market based on published financial sources. The closing price of our Common Stock as reported on the Nasdaq National Market under the symbol MRVT.OB on March 15, 2004 was $3.25.


                                                               High        Low
2003:
   Fourth quarter............................................$  1.35     $ 0.99
   Third  quarter............................................   1.44       0.90
   Second quarter............................................   1.29       0.92
   First quarter.............................................   1.57       0.71

2002:
   Fourth quarter............................................$  1.05     $ 0.40
   Third  quarter............................................   0.99       0.19
   Second quarter............................................   1.68       0.50
   First quarter.............................................   9.90       0.74


     As of March 15, 2004 there were approximately 277 stockholders of record of the Common Stock, which does not include "street accounts" of securities brokers. Based on the number of proxies requested by brokers in connection with our annual meeting of stockholders, we estimate that the total number of stockholders of the Common Stock exceeds 6,000.

Dividend Policy

     We have never paid dividends, cash or otherwise, on our capital stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth and development of our business.

Nasdaq Listing

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

Recent Sales of Unregistered Securities - Fourth Quarter 2003

         None

Equity Compensation Plan Information

     The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.


                                                           (a)                 (b)               (c)
                                                        Number of                            Number of securities
                                                    securities to be                        remaining available for
                                                       issued upon      Weighted average     future issuance under
                                                       exercise of       exercise price       equity compensation
                                                       outstanding       of outstanding        plans (excluding
                                                    options, warrants       options,        securities reflected in
                                                       and rights         warrants and            column(a))
           Plan Category                                                    rights
         ----------------------------------------- -------------------- ------------------ --------------------------
         Equity compensation plans approved by
         security holders(1)(2).................      4,214,847           $      3.06            3,092,772
         -----------------------------------------
         Equity compensation plans not approved
         by security holders(3).................        247,500           $      8.59                   --
         ----------------------------------------- -------------------- ------------------ --------------------------

         Total..................................      4,462,347           $      3.37             3,092,772
         ----------------------------------------- -------------------- ------------------ --------------------------


     (1) These plans include: The 2000 Stock Compensation Plan, or 2000 Plan, the 1989 Plan, the 1992 Plan, the 1994 Plan and the 1996 Plan, or the Prior Plans. The 2000 Plan has superceded the Prior Plans.

     (2) As of December 31, 2003, of the 4,214,847 stock options issued, the number of stock options issued from the Prior Plans was 954,137 shares and the number of stock options issued from the 2000 Plan was 3,260,710 shares. The maximum amount of shares that could be awarded under the 2000 Plan over its term is 8,000,000 shares, of which 3,260,710 stock options have been granted or issued and 1,646,518 shares for stock awards, restricted stock and/or consultant stock options have been issued. The total shares issued from the 2000 Plan was 4,847,228 shares, which leaves 3,092,772 remaining shares available for future issuance.

     (3) Over time warrants to purchase shares of our Common Stock have been issued to various consultants for services which were not issued from a stockholder approved equity compensation plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     In the table below, we provide you with summary historical financial data of Miravant Medical Technologies. We have prepared this information using the consolidated financial statements of Miravant for the five years ended December 31, 2003. The consolidated financial statements for the five fiscal years ended December 31, 2003 have been audited by Ernst & Young LLP, independent auditors.

     When you read this summary of historical financial data, it is important that you read along with it the historical financial statements and related notes in our annual and quarterly reports filed with the SEC, as well as the section of our annual and quarterly reports titled "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                  Year Ended December 31,

                                    ----------------------------------------------------------------------------------

                                          2003             2002             2001            2000             1999
                                    ---------------  --------------- ---------------  ---------------  ---------------
                                                             (in thousands, except share and per share data)

Statement of Operations Data:

Revenues .........................    $        --      $       499     $     4,683     $      4,593      $    14,577
Costs and expenses:
   Cost of goods sold.............             --              479             934               --               --
   Research and development.......          7,616            9,549          13,493           20,194           29,749
   General and administrative.....          4,620            5,726           5,903            6,023            7,473
   Loss in affiliate..............              --              --              --               --               --
                                    ---------------  --------------- ---------------  ---------------  ---------------
Total costs and expenses..........         12,236           15,754          20,330           26,217           37,639
                                    ---------------  --------------- ---------------  ---------------  ---------------
Loss from operations..............        (12,236)         (15,255)        (15,647)         (21,624)         (23,062)
Interest and other income (expense)
   Interest and other income......             76              169             798            1,370            1,240
   Interest expense...............         (5,649)            (286)         (2,139)          (2,254)            (434)
   Gain on sale of assets.........             62               10             586               --               --
   Gain on sale of investment
    in affiliate(1)...............          1,196               --              --               --               --
   Gain on retirement of debt (2).          9,086               --              --               --               --
   Non-cash loss in investment in
    affiliate (1).................             --             (598)             --           (3,485)              --
                                     --------------- --------------- ---------------  ---------------  ---------------
Total net interest and other
   income   (expense).............          4,771              (705)          (755)          (4,369)             806
                                    ---------------  --------------- ---------------  ---------------  ---------------
Net loss..........................   $     (7,465)    $    (15,960)    $   (16,402)    $    (25,993)   $     (22,256)
                                    ===============  =============== ===============  ===============  ===============
Net loss per share (3) ...........   $      (0.30)    $      (0.78)    $     (0.88)    $      (1.42)   $       (1.25)
                                    ===============  =============== ===============  ===============  ===============
Shares used in computing net
   loss per share (3) ............     24,703,543       20,581,214       18,647,071      18,294,525       17,768,670
                                    ===============  =============== ===============  ===============  ===============


                                                                        December 31,

                                    ----------------------------------------------------------------------------------
                                          2003             2002             2001            2000             1999
                                    ---------------  ----------------    -------------   --------------   ------------
                                                                       (in thousands)

Balance Sheet Data:

Cash and marketable securities (4)   $      1,030     $        723     $     6,112     $     20,835     $     22,789
Working capital (deficit).........           (664)          (5,953)          9,240           19,431           24,933
Total assets......................          2,405            3,390          16,165           28,027           35,823
Long-term liabilities ............          7,440            6,273          26,642           24,888           15,506
Accumulated deficit...............       (196,994)        (189,529)       (173,569)        (157,167)        (131,174)
Total stockholders' equity
(deficit).........................         (7,027)         (10,110)        (13,798)            (164)          15,597

     (1) See Note 10 of Notes to Consolidated Financial Statements for information regarding the gain on sale of investment in affiliate and non-cash losses in investment in affiliate.

     (2) See Note 2 of the Notes to Consolidated Financial Statements for information regarding the gain on retirement of debt.

     (3)  See  Note  1  of  Notes  to  Consolidated   Financial  Statements  for
          information concerning the computation of net loss per share.

     (4) See Notes 2 and 3 of Notes to Consolidated Financial Statements for information concerning the changes in cash and marketable securities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

     This section of the Annual Report on Form 10-K contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements which are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties, including but not limited to statements regarding our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to raise funds to continue operations; the timing and our ability to submit our planned New Drug Application, or NDA, for the use of SnET2 to treat wet age-related macular degeneration, or AMD, with the U.S. Food and Drug Administration, or FDA; our ability to continue to receive the remaining
$5.7 million available at $1.0 million monthly through June 2004, under the December 2002 Convertible Debt Agreement, as amended, or the 2002 Debt Agreement; our ability to meet the covenants of the August 2003 Unsecured Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement; our ability to meet the covenants of the February Unsecured Convertible Debt Purchase Agreement, or the February 2004 Debt Agreement; our ability to resolve any issues or contingencies associated with our NDA after it is submitted with the FDA; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq; our plans to collaborate with other parties and/or license SnET2; our ability to continue to retain employees under our current financial circumstances; our ability to use our laser and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including but not limited to: failure to obtain additional funding in a timely manner, if at all; our ability to continue borrowing under the 2002 Debt Agreement if we fail to meet certain requirements or if these requirements are not met to the satisfaction of the 2002 Lenders; our failure to meet or obtain waivers from the covenants in our 2003 Debt Agreement and/or our February 2004 Debt Agreement which could lead to a default under those agreements; unanticipated complexity or difficulty preparing and completing the NDA filing for SnET2; a failure of our drugs and devices to receive regulatory approval; other parties declining to collaborate with us due to our financial condition or other reasons beyond our control; the failure of our existing light production and delivery technology to prove to be applicable or appropriate for future studies; our failure to obtain the necessary funding to further our research and development activities; and unanticipated changes by the government in its past practices by exercising its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see "Risk Factors", included in Item 7, for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto.

Overview

     We are a pharmaceutical research and development company specializing in photodynamic therapy, or PDT, a treatment modality based on drugs that respond to light. When activated by light, these drugs induce a photochemical reaction in the presence of oxygen that can be used to locally destroy diseased cells and abnormal blood vessels. We have branded our novel version of PDT technology with the trademark PhotoPoint(R). Our drugs and devices are in various stages of development and have not yet been evaluated for regulatory approval. Our most advanced drug, PhotoPoint SnET2, has completed Phase III clinical trials for the treatment of wet age-related macular degeneration, or AMD, and we are preparing to submit a New Drug Application, or NDA, for its marketing approval.

     We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $197.0 million as of December 31, 2003. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years, and we believe we will be required to obtain substantial additional debt or equity financing to fund our operations during this time as we seek to achieve a level of revenues sufficient to support our anticipated cost structure. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have continued to adhere to our cost restructuring program we implemented in 2002 which has helped reduce our overall costs. Our ability to achieve sustained profitability depends upon our ability, alone or with others, to receive regulatory approval on our NDA submission for SnET2 in AMD, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of SnET2 and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on the timing of receiving regulatory approval, if at all, for SnET2 in AMD and our ability to establish a collaboration, with a corporate partner or other sales organization, to commercialize SnET2 once regulatory approval is received, if at all. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, SnET2 bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales.

     Our significant funding activities over the last eighteen months have consisted of the following:

     *    A $2.0 million convertible debt financing completed in February 2004;
     * Warrant exercises through March 15, 2004 providing proceeds of $1.4 million;
     * The sale of our investment in an affiliate, Xillix Technologies Corp., or Xillix, in December 2003, providing net cash proceeds of $1.6 million;
     *    A $6.0 million convertible debt financing completed in August 2003;
     * Settlement of our $10.0 million debt with Pharmacia AB, a wholly owned subsidiary of Pfizer, Inc., or Pharmacia, that required a cash payment of $1.0 million; and
     * A $12.0 million convertible debt financing which provides for monthly borrowings through June 2004 under which we have borrowed $6.3 million through March 15, 2004.

     We believe we can raise additional funding to support operations through corporate collaborations or partnerships, through licensing of SnET2 or new products and through public or private equity or debt financings prior to June 30, 2004. If additional funding is not available when required, we believe that as long as we receive the remaining $5.7 million available to us under the 2002 Debt Agreement and our debt does not go into default and become immediately due, then we have the ability to conserve cash required for operations through December 31, 2004 by the delay or reduction in scope of one or more of its research and development programs, and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. However, there can be no assurance that we will receive the remaining $5.7 million under the 2002 Debt Agreement, if certain requirements are not met or are not satisfactory to the 2002 Lenders and there is no guarantee that we will be successful in obtaining additional financing or that financing will be available on favorable terms.

Ongoing Operations

     We have continued our scaled back efforts in research and development and the preclinical studies and clinical trials of our products. Our primary efforts in 2003 have been in preparing a submission of an NDA for marketing approval in AMD for SnET2. We expect over the next year or so, our likely activities and costs to consist of the following:

     * Continuation of work related to our NDA, once submitted and accepted for filing by the U.S. Food and Drug Administration, or FDA;
     * Commencement of pre-commercialization activities such as pre-marketing and possible drug and device manufacturing prior to receiving regulatory approval;
     *    Increasing our development activities for our cardiovascular  program;
          and
     *    Review and follow-up of our Phase II dermatology clinical trial.

     The extent of each of these activities will depend on the available funding and resources. Additionally, once requisite regulatory approval has been obtained for SnET2, if at all, substantial additional funding will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure.

     In ophthalmology, our primary focus during 2003 through March 31, 2004, has been the preparation of our NDA for submission for marketing approval of
PhotoPoint SnET2, a new drug for the treatment of AMD. In January 2003, we announced our plans to move forward with preparing our first NDA submission of SnET2, for the treatment of AMD. Our decision came after we completed our analyses of the Phase III AMD clinical data, which we believed showed positive results in a significant number of PhotoPoint SnET2 treated patients versus placebo control patients, and after holding discussions with regulatory consultants and the ophthalmic divsion of the FDA. Previously, in January 2002, Pharmacia, after a top-line review of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be preparing an NDA with the FDA. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. Additionally, in March 2002 we terminated our license collaboration with Pharmacia. We expect to submit the NDA on or about March 31, 2004, seeking marketing approval based on clinical results in the "per protocol" study population. The per protocol population consists of those patients who received the exposure to the SnET2 treatment regimen pre-specified in the clinical study protocol, comprising a smaller number of patients than the total study population. Although there is precedent for FDA approval of drugs based on subgroup populations, including Visudyne(R), the currently approved competitive PDT product for wet AMD, we cannot assure you that the FDA will grant approval for SnET2 based on our per protocol group of patients. Besides the possible use of SnET2 alone or in combination with other therapies, we have identified potential next generation drug compounds for use in various eye diseases. These drugs are in the early stage of development and will not likely begin further development until we obtain additional funding, and/or a corporate partner or other collaboration in ophthalmology.

     In our dermatology program, we use a topical gel formulation to deliver MV9411, a proprietary photoreactive drug, directly to the skin. In July 2001, we completed a Phase I dermatology clinical trial and, in January 2002, we commenced a Phase II clinical trial with MV9411 for potential use in the treatment of plaque psoriasis, a chronic dermatological condition for which there is no known cure. Plaque psoriasis is a disease marked by hyperproliferation of the epidermis, resulting in inflamed and scaly skin plaques. The Phase II clinical trial is expected to be closed out in 2004 with analysis of the clinical trial results. Our continuation of the dermatology development program will depend on the results of the clinical trials and other factors such as available funding and personnel.

     We are also conducting preclinical studies with new photoselective drugs for cardiovascular diseases, in particular for the prevention and treatment of vulnerable plaque and restenosis. Vulnerable plaque, or VP, is an unstable, rupture-prone inflammation within the artery walls, and restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. We are in the process of formulating a new lead drug, MV0633, and, pending the outcome of our preclinical studies, our corporate activities, financial considerations, and other factors, we may prepare an Investigational New Drug application, or IND, in cardiovascular disease for MV0633. The timing of the IND is dependent on numerous factors including preclinical results, available funding and personnel. We are currently pursuing various potential strategic partners in the field of cardiovascular disease. There are no guarantees that potential strategic partners will enter into a license agreement or provide us with any potential funding to advance our research and development programs.

     As a result of our preclinical studies in cardiovascular disease, we are evaluating the use of PhotoPoint PDT for the prevention and/or treatment of vascular access graft disease. Synthetic arteriovenous, or AV, grafts are placed in patients with End Stage Renal Disease to provide access for hemodialysis. While these grafts are critical to the health of the patient, their functional lifetime is limited due to stenosis, or narrowing, caused by cell overgrowth in the vein. We are currently pursuing potential strategic partners in this field. Pending the results of our preclinical studies as well as financial considerations, corporate collaborations and other factors, we may decide to file an IND for the commencement of clinical trials in this field.

     In our oncology research program, we have ongoing preclinical studies in solid tumors to target tumor cells and tumor neovasculature. The focus of our preclinical research is to evaluate the utility of PhotoPoint PDT as a stand-alone treatment or as a combination therapy with experimental or conventional therapies. Currently, our research efforts focus on the use of PhotoPoint PDT in treating cancers such as those of the brain, breast, lung and prostate. We have an existing oncology IND for SnET2, under which we may choose to submit protocols for clinical trials in the future. We are investigating our novel compound MV6401 for oncology applications.

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

                                                                                                    Estimate of Completion
                Program              Description/Indication            Phase of Development                of Phase
         ---------------------    ------------------------------    ----------------------------    ------------------------
             Ophthalmology                 AMD (SnET2)                   Preparation of a
                                                                       Submission of an NDA                 Q1 2004
                                       New drug compounds                Research studies                  Completed
              Dermatology              Psoriasis (MV9411)                    Phase II
                                                                                                             2004

            Cardiovascular          VP and Restenosis (MV0633
               disease                and other compounds)              Preclinical studies                   **
                                        AV Graft (MV2101)                Preclinical studies                  **
               Oncology                  Tumor research                  Research studies                     **
                                            (MV6401)

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

     Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to license and pursue further development of SnET2 for AMD or other disease indications, our ability to complete our submission of an NDA for SnET2, our ability to reduce operating costs as needed, our ability to regain our listing status on Nasdaq and various other economic and development factors, such as the cost of the programs, reimbursement and the available alternative therapies, we may or may not elect or be able to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

Critical Accounting Policies

     Research and Development Expenses. Research and development costs are expensed as incurred. Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, preclinical study costs, clinical trial and related clinical drug and device manufacturing costs, contract services and other outside services and consulting costs. The acquisition of technology rights for research and development projects and the value of equipment or drug products for specific research and development projects, with no or low likelihood of alternative future use, are also included in research and development expenses.

     Stock-Based Compensation. Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB, Opinion No. 25 and related interpretations, including Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," in accounting for our stock option plans.

     We also have granted and continue to grant warrants and options to various consultants of ours. These warrants and options are generally in lieu of cash compensation and, as such, deferred compensation is recorded related to these grants. Deferred compensation for warrants and options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force, or EITF, 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred compensation is amortized over the consulting or vesting period.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities, an interpretation of APB No. 51", which was amended in December 2003. FIN 46 as amended requires that if a company holds a controlling financial interest in a variable interest entity, or VIE, the assets and liabilities and results of the VIE's activities should be consolidated in the entity's consolidated financial statements. We do not expect FIN 46 to have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability, or an asset in some circumstances, because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

Results of Operations

     The following table provides a summary of our revenues for the years ended December 31, 2003, 2002 and 2001:

 ---------------------------------------------------------------------------------------------------------------------------
 Consolidated Revenues                                                   2003               2002               2001
 ---------------------------------------------------------------------------------------------------------------------------
 License - contract research and development...................       $       --       $   20,000        $    302,000
 Bulk active pharmaceutical ingredient sales...................               --          479,000           4,306,000
 Royalties.....................................................               --               --              75,000
 ---------------------------------------------------------------------------------------------------------------------------
 Total revenues................................................       $       --       $  499,000         $ 4,683,000
 ---------------------------------------------------------------------------------------------------------------------------

     Our historical revenues primarily reflect income earned from licensing agreements, grants awarded, royalties from device product sales, milestone payments and non-commercial drug sales to Pharmacia. Any other future potential new revenues such as sales from the sale of drug and device products, license income from new collaborative agreements, revenues from contracted services, royalties or revenues from potential drug and device sales, if any, will depend on, among other factors, the results from our ongoing preclinical studies and clinical trials, the timing and outcome of applications for regulatory approvals, including our NDA for SnET2 expected to be submitted on or about March 31, 2004, our ability to re-license SnET2 and establish new collaborative partnerships in ophthalmology and cardiovascular disease and their subsequent level of participation in our preclinical studies and clinical trials, our ability to have any of our potential drug and related device products successfully manufactured, marketed and distributed, the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our future products. Based on the above mentioned factors, among others, we anticipate our operating activities will require significant expenditures and result in substantial, and possibly increasing, operating losses for the next few years.

     Total Revenues. Our revenues have decreased significantly from $4.7 million in 2001 to $499,000 in 2002 and no revenues in 2003. The fluctuations in revenues are due to the following:

     License Income. License income, which represents reimbursements of out-of-pocket or direct costs incurred in preclinical studies and Phase III AMD clinical trials, decreased from $302,000 in 2001 to $20,000 in 2002. The decrease in license income is specifically related to the conclusion of the Phase III AMD clinical trials in December 2001 and the completion of the preclinical studies and our AMD clinical trial responsibilities. Reimbursements received during 2001 and 2002 were primarily for costs incurred to complete preclinical studies and clinical trial oversight for AMD. No further license income will be received from Pharmacia as this agreement has been terminated.

     Bulk Active Pharmaceutical Ingredient Sales. In May 2001, we entered into an Asset Purchase Agreement with Pharmacia whereby they agreed to buy bulk API inventory through March 2002. We recorded revenue related to bulk API sales of $4.3 million for the year ended December 31, 2001 and $479,000 for the year ended December 31, 2002. In January 2002, Pharmacia reimbursed us for all of our remaining finished and in-process lots of bulk API for approximately $479,000. As a part of the Contract Modification and Termination Agreement no further bulk API was sold to Pharmacia after January 2002 under this agreement as it was terminated in March 2002.

     In January 2002, Pharmacia, after a top-line review of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be preparing a submission of an NDA with the FDA. Subsequently, in March 2002, we entered into a Contract Modification and Termination Agreement with Pharmacia whereby our license agreement for SnET2 was terminated. We will receive no further reimbursements from Pharmacia related to any of our ongoing preclinical studies and clinical trials and Pharmacia will not make any more purchases of bulk API.

     Royalty Income. We earned royalty income from a 1992 license agreement with Laserscope, which provided royalties on the sale of our previously designed device products. The royalties recorded in 2001 represent the final amounts due under the Laserscope license agreement, which expired in April 1999 and no further royalty income will be recorded under this agreement in the future. We recorded income of $75,000 in 2001. There was not royalty income recognized in 2002 or 2003.

     Cost of Goods Sold. In connection with the newly manufactured bulk API sold under the terms of the Asset Purchase Agreement with Pharmacia, which was terminated in March 2002, we recorded $479,000 and $934,000 in manufacturing costs for the years ended December 31, 2002 and 2001, respectively. The amounts recorded as cost of API sales represent the costs incurred for only the newly manufactured bulk API in the first quarter 2002 and throughout fiscal 2001. No cost of API sales were incurred for the year ended December 31, 2003 and no further cost of API sales are expected until regulatory approval is received and commercial sales commence.

     Research and Development. Research and development costs are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of costs incurred by outside providers and consultants for preclinical studies, clinical trials and related clinical drug and device development and manufacturing costs, drug formulation expenses, NDA preparation services and other research and development expenditures. Indirect costs consist of internally generated costs from salaries and benefits, overhead and facility costs, and other support services. Our research and development expenses decreased to $7.6 million for the year ended December 31, 2003 from $9.5 million and $13.5 million for the same periods in 2002 and 2001, respectively. The overall decrease in research and development expenses for the year ended December 31, 2003 compared to the prior periods is related to the overall reduction of our research and development activities in 2003 in order to focus on the preparation of the submission of our NDA and also due to the reduction in our indirect costs from employee attrition and facility downsizing. Our research and development expenses, net of license reimbursement, were $7.6 million for the year ended December 31, 2003, $9.5 million for the year ended December 31, 2002 and $13.2 million for the year ended December 31, 2001. Research and development expenses for the year ended December 31, 2003, 2002 and 2001 related primarily to indirect costs such as payroll, payroll taxes, employee benefits and allocated operating costs. Additionally, we incurred research and development expenses for:

     *    Preparation for submission of an NDA for SnET2 in AMD;
     * Work associated with the development of new devices, delivery systems, drug compounds and formulations for the dermatology and cardiovascular programs; and
     * Preclinical studies and clinical trial costs for our Phase II dermatology program.

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

            Program                                 2003                    2002                  2001
       -----------------------------------    ------------------     -------------------    -----------------
       Direct costs:

            Ophthalmology..............            $  1,522,000             $   239,000     $   1,060,000
            Dermatology................                 220,000                 503,000           639,000
            Cardiovascular disease.....                 294,000               1,136,000         2,038,000
            Oncology...................                  15,000                  45,000           126,000
                                              ------------------     -------------------    -----------------
       Total direct costs..............            $  2,051,000            $  1,923,000      $  3,863,000

       Indirect costs .................               5,565,000               7,626,000         9,630,000
                                              ------------------     -------------------    -----------------
       Total research and development
       costs...........................            $  7,616,000            $  9,549,000      $ 13,493,000
                                              ==================     ===================    =================

     Ophthalmology. In 2003, our direct ophthalmology program costs have increased to $1.5 million from $239,000 in 2002 and from $1.1 million in 2001. Costs incurred for the ophthalmology program over the last few years have consisted of preparation costs for the NDA, clinical trial expenses for the screening, treatment and monitoring of individuals participating in the AMD clinical trials, internal and external preclinical study costs, drug and device development and manufacturing costs. The costs incurred and the increase for 2003 are specifically related to the preparation for submission of our NDA for SnET2 in AMD compared to minimal ophthalmology activities for the same period in 2002. Costs incurred in 2001 related to preclinical activities, manufacturing of SnET2 and the purchase of laser devices.

     Dermatology. Our direct dermatology program costs decreased to $220,000 in 2003 from $503,000 in 2002 and from $639,000 in 2001. Costs incurred in the dermatology program include expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase I and Phase II clinical trial expenses. The decrease from 2003 to 2002 was a result of decrease in patient treatments in the Phase II clinical trial compared to 2002. The decrease from 2002 to 2001 was due to 2002 consisting primarily of the cost of the Phase II clinical trial, while 2001 consisted primarily of the cost for the Phase I clinical trial as well as expenditures related to preclinical studies and device and drug formulation development and manufacturing.

     Cardiovascular Disease. Our direct cardiovascular disease program costs decreased to $294,000 in 2003 from $1.1 million in 2002 and from $2.0 million in 2001. Our cardiovascular disease program costs include expenses for the development of new drug compounds and light delivery devices, drug formulation and manufacturing and internal and external preclinical study costs. The decrease in expenditures from 2003 to 2002 and 2001 is related to a decrease in the development and manufacturing activities for drug and devices used in the preclinical studies and a reduction in the preclinical studies performed.

     Oncology. Our direct oncology program costs have decreased to $15,000 in 2003 from $45,000 in 2002 and from $126,000 in 2001. Our oncology program costs have primarily consisted of costs for a Phase I clinical trial for prostate cancer, internal and external preclinical study costs and expenses for the development of new drug compounds. The decrease in oncology program costs from 2003 to 2001 is related to our decision to suspend the further development of the prostate cancer clinical trial and to focus on more discovery and research programs for use of PhotoPoint PDT in oncology.

     Indirect Costs. Our indirect costs have decreased to $5.6 million in 2003 from $7.6 million in 2002 and from $9.6 million in 2001. Generally, the decrease from 2003 to 2002 and 2001 was attributed to a reduction in our responsibilities in the AMD program, as well as a continued reduction in labor costs from employee attrition and our downsizing of facilities and related overhead costs.

     We expect future research and development expenses may fluctuate depending on available funds from corporate partnering and financings, continued expenses incurred in our NDA preparation and follow-up activities, the extent of preclinical studies and clinical trials in our ophthalmology, dermatology, cardiovascular, oncology and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, results obtained from our ongoing preclinical studies and clinical trials, and the expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of existing or the commencement of new preclinical studies and clinical trials and the development of new drug compounds and formulations.

     General and administrative. Our general and administrative expenses decreased to $4.6 million in 2003 from $5.7 million in 2002 and from $5.9 million in 2001. General and administrative expenses related primarily to payroll related expenses, operating costs such as rent, utilities, professional services and insurance costs and non-cash expenses such as stock compensation and depreciation. For 2003, the employee and overhead related expenses decreased compared to 2002 due to the decrease in the number of administrative employees and a decrease in facility related costs from the reduction in facilities. These decreases were primarily offset by an increase in insurance and stock compensation costs. The slight decrease from 2002 to 2001 was a result of a small decrease in the number of administrative employees as well as a temporary reduction in wages taken by all employees during the first quarter of 2002. These decreases in 2002 were offset by employee and officer loan reserves of $690,000 recorded in 2002.

     We expect future general and administrative expenses to remain consistent with prior periods although they may fluctuate depending on available funds, and the need to perform our own marketing and sales activities, the support required for research and development activities, the costs associated with potential financing and partnering activities, continuing corporate development and professional services, facility and overhead costs, compensation expense associated with employee stock bonuses and stock options and warrants granted to consultants and expenses for general corporate matters.

     Interest and Other Income. Interest and other income decreased to $76,000 in 2003 from $169,000 in 2002 and from $798,000 in 2001. The overall decrease in interest and other income are directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. Interest and other income earned in 2003, 2002 and 2001 primarily represent interest earned on cash and marketable security balances throughout the year as well as interest on employee and executive loans. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned. However, we expect our interest and other income to decrease in future periods unless additional funding is obtained.

     Interest Expense. Interest expense increased to $5.6 million in 2003 from $286,000 in 2002 and from $2.1 million in 2001. The increase in 2003 compared to 2002, is directly related to the amortization of the beneficial conversion value recorded in 2003, which was approximately $3.9 million, from the 2003 and 2002 Debt Agreements. Under the EITF No. 98-5, we were required to determine the beneficial conversion value for the 2003 Debt Agreement and the 2002 Debt Agreement. The beneficial conversion value represents the difference between the fair value of our Common Stock on the date of the first available conversion and the intrinsic value, which is the value of the 2003 Notes on as converted assumption and the value of detachable warrant issued. The amortization of the beneficial conversion value based on the first available conversion dates for the 2003 Debt Agreement and the 2002 Debt Agreement were approximately $2.1 million and $1.8 million, respectively. These amounts were recorded to interest expense for 2003. The remaining increase in interest expense for 2003 compared to the same period in 2002 related to an increase in interest expense from borrowings under the 2002 Debt Agreement and the related amortization of deferred financing costs associated with the 2002 and 2003 Debt Agreements. The decrease from 2002 to 2001 was primarily related to the restructuring of the Pharmacia loans in March 2002, which provided for interest for only two months in 2002. In accordance with the SFAS No. 15 with the restructuring of the Pharmacia debt in March 2002, we reduced our outstanding debt to the total future cash payments of the debt, which included $792,000 designated as interest and $10.0 million as principal. Also, with the restructuring of the debt, the value of the warrants issued to Pharmacia, recorded as deferred financing costs, was reduced to zero. The level of interest expense in future periods is expected to increase as monthly borrowings on the promissory notes are continued, deferred financing costs associated with the 2002, 2003 and February 2004 Debt Agreements continue to amortize over the term of the related borrowings and the remaining portion of the beneficial conversion value for the 2002 and 2003 Debt Agreements are expensed through June 2004.

     Gain on Sale of Assets. The gain on sale of assets increased to $62,000 in 2003 from $10,000 in 2002 which was a decrease from the $586,000 recognized in 2001. The gain on sale of assets in 2003 and 2002 related to the gain on the sale of equipment sold which was fully depreciated. In 2001, the gain on sale of assets of $586,000 related to the gain on sale of bulk API manufacturing equipment sold to Pharmacia.

     Gain on Sale of Investment in Affiliate. In December 2003, we sold our investment in Xillix Technologies Corp., or Xillix. We owned approximately 2.7 million shares of Xillix at an adjusted basis of $393,000 and received net proceeds of approximately $1.6 million, resulting in a net gain of $1.2 million.

     Gain on Retirement of Debt. In 2003, we recorded a gain of $9.1 million for the settlement of our debt to Pharmacia. There was no gain on settlement on debt recorded in 2002 and 2001. In connection with the our 2003 debt financing, we entered into a Termination and Release Agreement with Pharmacia, that provided, among other things, for the retirement of the $10.6 million debt owed by us to Pharmacia and the release of the related security collateral, in exchange for a $1.0 million cash payment, 390,000 shares of our Common Stock, with a fair market value on the date of issuance of $386,000 and the adjustment of the exercise price of Pharmacia's outstanding warrants to purchase shares of our Common Stock, valued at $151,000. We recorded a net gain of $9.1 million, which was determined as follows: the $10.6 million debt was reduced by the $1.0 million cash payment, the fair market value of the issued Common Stock of $386,000 and the Black-Scholes value of the repriced warrants of $151,000, resulting in a net $9.1 million gain.

     Non-cash Loss in Investment in Affiliate. During 2000 and again in 2002, we determined that the decline in the value of our investment in Xillix was other-than-temporary. Since we made the investment in June 1998, the value of the Xillix common stock had decreased by approximately 70% through 2000 and approximately an additional 20% through 2002 and had been at similar levels for at least nine months prior to the write-down. In December 2000, we recognized a loss write-down totaling $3.5 million and in December 2002 another $598,000 loss write-down was recorded, to reduce our investment in Xillix to its estimated current fair value based on quoted market prices as of December 31, 2002. As mentioned above, we sold this investment in December 2003, which net a gain of $1.2 million.

     Income Taxes. As of December 31, 2003, we had net operating loss carryforwards for federal tax purposes of $178.7 million, which expire in the years 2004 to 2023. Research credit carryforwards aggregating $9.1 million are available for federal and state tax purposes and expire in the years 2004 to 2023. We also had a state net operating loss carryforwards of $81.3 million which expires in the years 2004 to 2008. Of the $81.3 million in state net operating loss carryforwards, $52.2 million will expire during 2004 and 2005. Under Section 382 of the Internal Revenue Code, the utilization of our tax net operating losses may be limited based on changes in the percentage of ownership in our Company.

Off-Balance-Sheet Arrangements and Other Contractual Obligations

     Off-Balance-Sheet Arrangements. We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us.

     We do not believe inflation has had a material impact on our results of operations.

Liquidity and Capital Resources

     Since inception through December 31, 2003, we have accumulated a deficit of approximately $197.0 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia's purchases of Common Stock and credit arrangements. As of December 31, 2003, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $237.8 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of December 31, 2003, our consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     In February 2004, we entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement we issued $2.0 million worth of convertible debentures maturing on February 5, 2008 with interest accruing at 8% per year, due and payable quarterly, with the first interest payment due on April 1, 2004. At our option and subject to certain restrictions, we may make interest payments in cash or in shares of our Common Stock, or the interest can be added to the outstanding principal of the note. Each convertible debenture issued pursuant to the February 2004 Debt Agreement is convertible at the holder's option into shares of our Common Stock at $2.00 per share. We are obligated to file a registration statement with the SEC covering the resale of the shares of Common Stock underlying these convertible debentures no later than April 30, 2004. Upon the occurrence of certain events of default, the holders of the convertible debentures may require that they be repaid prior to maturity. These events of default include our failure to pay amounts due under the debentures or to otherwise perform any material covenant in the February 2004 Debt Agreement or other related documents.

     In August 2003, we entered into a Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement, with a group of private accredited investors, or the 2003 Lenders, pursuant to which we issued securities to the 2003 Lenders in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, the debt can be converted, at the 2003 Lender's option after the registration of the underlying stock, at $1.00 per share into our Common Stock. We issued separate convertible promissory notes, which are referred to as the 2003 Notes, to each 2003 Lender and the 2003 Notes earn interest at 8% per annum and are due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in-kind at our option. Under certain circumstances each 2003 Note can be prepaid by us prior to the maturity date or prior to conversion. The 2003 Notes also have certain default provisions which can cause the 2003 Notes to become accelerated and due immediately upon notice by the 2003 Lenders. One of these provisions requires that our NDA for SnET2 be submitted by March 31, 2004, as extended. We expect to submit the NDA on or about March 31, 2004. If we are unable to submit the NDA by that date we may be required to obtain a waiver from the existing 2003 Note holders in order to avoid an event of default under the 2003 Debt Agreement. If we do not obtain a waiver it is likely we will be in default and the 2003 Lenders may accelerate the 2003 Notes and give us notice that the 2003 Notes are immediately due. If the 2003 Notes are declared to be due prior to their scheduled maturity date, it is unlikely we will be able to repay these notes and it may force us to significantly reduce or cease operations or negotiate unfavorable terms for repayment. In connection with our 2003 Debt Agreement, during the period of January through March 2004 certain of the 2003 Lenders converted their Notes into shares of our Common Stock. As of March 15, 2004, $2.5 million of the Notes have been converted into Common Stock.

     In connection with the 2003 Debt Agreement, we also issued to the 2003 Lenders warrants to purchase an aggregate of 4,500,000 shares of our Common Stock. Each Lender received two warrants. The first warrant is for the purchase of one-half (1/2) of a share of our Common Stock for every $1.00 principal amount of debt under the 2003 Debt Agreement. The second warrant is for the purchase of one-quarter (1/4) of a share of our Common Stock for every $1.00 principal amount of debt under the 2003 Debt Agreement. The exercise price of each warrant is $1.00 per share and the warrants will terminate on August 28, 2008, unless previously exercised. We can force the exercise of the one-quarter share warrant under certain circumstances. In accordance with the registration rights related to the 2003 Debt Agreement, in October 2003 we registered, as required, certain shares underlying the convertible promissory notes and the shares underlying the warrants for certain note holders. In addition, of the 4.5 million warrants issued, in fiscal 2004, 1,425,000 warrants have been exercised through March 15, 2004, resulting in proceeds to Miravant of $1.4 million.

     In December 2002, we entered into a $12.0 million Convertible Debt and Warrant Agreement, or the 2002 Debt Agreement, with a group of private accredited investors, or the 2002 Lenders. The 2002 Debt Agreement allows us to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount under the 2002 Debt Agreement is $12.0 million with the last available borrowing in June 2004, as amended. As of March 15, 2004 we have borrowed $6.3 million and therefore have $5.7 million currently available to us. Additionally, in connection with each borrowing we have issued warrants to purchase a total of 1,575,000 shares of our Common Stock at an exercise price of $1.00 per share. We also issued an origination warrant for the purchase of 250,000 shares at an exercise price of $0.50 per share. All of these warrants issued expire on december 31, 2008. The 2002 Lenders' obligation to fund each borrowing request is subject to material conditions described in the 2002 Debt Agreement, as amended. In addition, the 2002 Lenders may terminate its obligations under the 2002 Debt Agreement if: (i) Miravant has not submitted an NDA by March 31, 2004, (ii) such filing has been rejected by the FDA, or (iii) Miravant, in the reasonable judgment of the 2002 Lenders, is not meeting its business objectives.

     In connection with the execution of the 2003 Debt Agreement, certain of the 2002 Lenders, to whom we issued notes to under our 2002 Debt Agreement, as described above, agreed to subordinate their debt security position to that of the 2003 Lenders. In exchange for the subordinated security position, the 2002 Lenders received additional warrants to purchase an aggregate of 1,575,000 shares of our Common Stock at an exercise price of $1.00 per share, and these additional warrants will terminate on August 28, 2008, unless previously exercised. Additionally, under the anti-dilution provision of the 2002 Debt Agreement, the conversion price of the five notes issued thereunder to the 2002 Lenders during the period February 2003 through July 2003 was reduced to $1.00 and the exercise price of the related warrants issued to the 2002 Lenders during the same period was reduced to $1.00 per share. Additionally, not all the shares underlying notes and warrants related to the 2002 Debt Agreement, the 2003 Debt Agreement, and the February 2004 Debt Agreement are registered.

     In connection with the 2003 Debt Agreement, we entered into a Termination and Release Agreement with Pharmacia, that provides, among other things, for the retirement of the $10.6 million debt owed by us to Pharmacia and the release of the related security collateral, in exchange for a $1.0 million cash payment, 390,000 shares of our Common Stock and the adjustment of the exercise price of Pharmacia's outstanding warrants to purchase shares of our Common Stock. Additionally, we extended the expiration date of the warrants to December 31, 2005. As a result, as of the date of this report, Pharmacia has warrants to purchase an aggregate of 360,000 shares of our Common Stock at an exercise price of $1.00 per share. The $1.0 million cash payment to Pharmacia was made from the proceeds from the 2003 Debt Agreement.

     In December 2003, we sold our investment in Xillix. We owned  approximately
2.7 million shares of Xillix at an adjusted basis of $393,000 and received net proceeds of approximately $1.6 million, resulting in a net gain of $1.2 million.

Statement of Cash Flows

     For 2003, 2002 and 2001, we required cash for operations of $10.8 million, $8.6 million and $15.2 million, respectively. The increase in net cash required for operations from 2003 as compared to 2002 is directly related to collections of accounts receivable in 2002 from the receipt of amounts due from Pharmacia under an Asset Purchase Agreement entered into in fiscal 2001. The decrease in net cash required for operations from 2002 to 2001 was due to a decrease in inventories and the collection of accounts receivables from the payment of $4.1 million from the sale of bulk API inventory in 2001 as well as an overall increase in operating costs in 2001. The decrease was offset by an increase in accounts payable and accrued wages. The cash required for operations in 2001 was related to the increase in inventories and accounts receivable from the production and sale of our bulk API inventory to Pharmacia and the timing on the collection of the payments from an escrow account for these sales which was deferred into 2002.

     For 2003, 2002 and 2001, net cash provided by investing activities was $1.3 million, $4.6 million and $14.8 million, respectively. The net cash provided by investing activities in 2003 related to the receipt of cash from the sale of our investment in Xillix and disposal of property, plant and equipment offset by the purchases of patents and property, plant and equipment. The net cash provided by investing activities in 2002 was related to the proceeds from the net sales of marketable securities offset by the purchases of patents. The net cash provided by investing activities in 2001 was related to the proceeds from the net sales of marketable securities as well as proceeds from the sale of bulk API manufacturing equipment to Pharmacia.

     For 2003, 2002 and 2001, net cash provided by financing activities was $9.8 million, $3.3 million and $15,000, respectively. Cash provided by financing activities in 2003 relates to the net proceeds received in 2003 from the debt financings which was offset by the $1.0 million payment to Pharmacia related to the retirement of their debt and an earlier payment of $170,000 for interest due to Pharmacia. Cash provided by financing activities in 2002 related to the funding received from the August 2002 sale of Common Stock of $2.4 million and the first $1.0 million drawdown received under our 2002 Debt Agreement. Cash provided by financing activities in 2001 was related to $315,000 provided by warrant and option exercises which was offset by $300,000 in loans provided to one of our executive officers.

Contractual Obligations

           Contractual
           Obligations                                       Payments Due by Period
      ------------------------------------------------------------------------------------------------------------
                                Less than 1        2004-2007         2004-2009
                                    year          1 - 3 years       4 - 5 years    After 5 years        Total
                               ---------------  -----------------  --------------  ---------------  --------------

      Debt(1)................   $         --      $ 6,000,000     $  6,300,000      $         --     $  12,300,000
      Building and Equipment
        Leases(2).....               58,000           187,000            3,000                --           248,000
                               ---------------  -----------------  --------------  ---------------  --------------
      Total Contractual
      Cash Obligations.......   $    58,000       $ 6,187,000     $  6,003,000      $         --     $  12,548,000
                               ===============  =================  ==============  ===============  ==============

     (1) $6.0 million of this debt represents the borrowings under the 2003 Agreement, which has a due date of August 28, 2006 and $6.3 million of this debt represents the borrowings under the 2002 Debt Agreement, which has a due date of December 31, 2008.

     (2) The amounts recorded for building and equipment leases consist of leases on three buildings and various other office equipment and is net of sublease revenue of $656,000 in 2004 and 2005. The lease of our primary facility has gone month-to-month beginning in September 2003. In addition, we are aware that the lessors can give us a 30-day notice at any time requiring us to vacate.

     We invested a total of $9.7 million in property, plant and equipment from 1996 through December 31, 2003. Based on available funds, we may continue to purchase property and equipment in the future as we expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

     We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to establish additional collaborations and/or license SnET2 or our other new products;
     * Our ability to continue our efforts to reduce our use of cash, while continuing to advance programs;
     *    Our ability to continue to borrow under the 2002 Debt Agreement;
     * Our ability to meet our obligations under the 2002 Debt Agreement, the 2003 Debt Agreement and the February 2004 Debt Agreement and not be required to repay the debt early;
     *    The viability of SnET2 for future use;
     * Our ability to obtain regulatory acceptance and subsequent approval for our NDA when, and if, submitted;
     *    The cost of commencing pre-commercialization activities;
     * Our ability to raise equity or debt financing or use stock awards for employee and consultant compensation;
     *    Our ability to regain our listing status on Nasdaq;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     As of December 31, 2003, our consolidated financial statements have been prepared assuming we will continue as a going concern. We are continuing our scaled back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing a submission of an NDA for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization and manufacturing activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure.

     We believe we can raise additional funding to support operations through corporate collaborations or partnerships, through licensing of SnET2 or new products and through public or private equity or debt financings prior to June 30, 2004. If additional funding is not available when required, we believe that as long as we receive the remaining $5.7 million available to us under the 2002 Debt Agreement and our debt does not go into default and become immediately due, then we have the ability to conserve cash required for operations through December 31, 2004 by the delay or reduction in scope of one or more of its research and development programs, and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. However, there can be no assurance that we will receive the remaining $5.7 million under the 2002 Debt Agreement, if certain requirements are not met or are not satisfactory to the 2002 Lenders and there is no guarantee that we will be successful in obtaining additional financing or that financing will be available on favorable terms.

     Our ability to raise funds has become more difficult as our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     *    Our ability to successfully submit an NDA for SnET2 in 2004;
     *    The outcome from the FDA on the potential NDA filing;
     * The potential future use of SnET2 for ophthalmology or other disease indications;
     * Our ability to successfully raise funds in the near future through public or private equity or debt financings, or establish collaborative arrangements or raise funds from other sources;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * The future development and results of our Phase II dermatology clinical trial and our ongoing cardiovascular and oncology preclinical studies;
     * The amount of funds received from outstanding warrant and stock option exercises, if any; and
     * Our ability to maintain, renegotiate, or terminate our existing collaborative arrangements.

     We cannot  guarantee that  additional  funding will be available to us now, when needed, or if at all. If additional funding is not available in the near term, we will be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities or cease operations. As a result, we would not be able to successfully develop our drug candidates or commercialize our products and we would never achieve profitability. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

Related Party Transactions

     In April 1998, we entered into a $2.0 million revolving credit agreement with our affiliate, Ramus. Between 1998 and 1999, Ramus borrowed the entire $2.0 million available under the credit agreement. As of December 31, 2003, the balance of the loan, including principal and accrued interest, was $2.7 million. The loan, which was used to fund Ramus' clinical trials and operating costs. In March 2000, the loan term was extended indefinitely. It was determined that it was probable that we would be unable to collect the amounts due from Ramus under the contractual terms of the loan agreement. Therefore, we established a reserve for the entire outstanding balance of the loan receivable at December 31, 2003 and 2002 and no interest income is being accrued under the loan. We have held discussions with Ramus to reorganize their outstanding debt or to convert their entire debt, including accrued and unpaid interest, to Ramus equity.

     In July 1996, a partner in a law firm used by us for outside legal counsel was elected by the Board of Directors to serve as Secretary of Miravant. In connection with general legal services provided by the law firm, we were billed $150,000, $47,000 and $55,000 for the years ended December 31, 2003, 2002 and
2001, respectively. From 1996 through December 31, 2003, this individual's law firm has received warrants to purchase a total of 156,250 shares of Common Stock with an average exercise price of $9.56 for his services as acting in-house legal counsel and Secretary of Miravant.

     In August 2003, we received a short-term bridge loan of $250,000 from one of our non-employee board members, who is currently no longer a board member. In connection with the loan, we issued warrants to purchase 25,000 shares of our Common Stock. This loan was immediately paid off in September 2003 with the proceeds from the 2003 Debt Agreement.


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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH MAY FLUCTUATE SIGNIFICANTLY AND WE MAY NEVER ACHIEVE PROFITABILITY.

     We have incurred significant losses since our inception in 1989 and, as of December 31, 2003, had an accumulated deficit of approximately $197.0 million. In each of the last three years, we have increased our borrowings through the sale of various debt instruments in order to sustain our business operations. In December 2002, we entered into a $12.0 million 2002 Convertible Debt and Warrant Agreement, or the 2002 Debt Agreement, under which we have borrowed $6.3 million at March 14, 2004. In August 2003, we entered into a $6.0 million Unsecured Convertible Debenture and Warrant Purchase Agreement, or the 2003 Debt Agreement, under which we have borrowed the full $6.0 million. Most recently, in February 2004, we entered into a $2.0 million Unsecured Convertible Debenture Agreement, or the February 2004 Debt Agreement, under which we have borrowed the full $2.0 million. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years, and we believe we will be required to obtain substantial additional debt or equity financing to fund our operations during this time as we seek to achieve a level of revenues sufficient to support our anticipated cost structure. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have continued to adhere to our cost restructuring program we implemented in 2002 which has helped reduce our overall costs. Our ability to achieve sustained profitability depends upon our ability, alone or with others, to receive regulatory approval on our NDA submission for SnET2 in AMD, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of SnET2 and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on the timing of receiving regulatory approval, if at all, for SnET2 in AMD and our ability to establish a collaboration, with a corporate partner or other sales organization, to commercialize SnET2 once regulatory approval is received, if at all. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, SnET2 bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales.

WE WILL BE UNABLE TO BORROW THE REMAINING $5.7 MILLION UNDER THE 2002 DEBT AGREEMENT UNLESS WE MEET CERTAIN OBLIGATIONS TO THE SATISFACTION OF THE 2002 LENDERS. IF THESE OBLIGATIONS ARE NOT MET OR IF WE ARE UNABLE TO EXTEND THE BORROWING DATE, WE WILL BE UNABLE TO BORROW THE FUNDS AS PLANNED, WHICH MAY FORCE US TO SIGNIFICANTLY REDUCE OR CEASE OPERATIONS.

     In December 2002, we entered into a 2002 Debt Agreement with the 2002 Lenders. The 2002 Debt Agreement allows us to borrow up to $1.0 million per month up to a maximum aggregate of $12.0 million, with any unused monthly borrowings to be carried forward. We have borrowed $6.3 million under this agreement through March 15, 2004. The last available borrowing under the 2002 Debt Agreement has been extended to June 30, 2004. The 2002 Lenders' may terminate their obligations under the 2002 Debt Agreement if:

     *    We have not submitted an NDA by March 31, 2004, as amended,
     * Such filing has been rejected by the Food and Drug Administration, or FDA; or
     * We, in the reasonable judgment of the 2002 Lenders, are not meeting our business objectives.

     Accordingly, we cannot guarantee we will receive the remaining $5.7 million under this agreement, and if we are unable to do so we may be forced to significantly reduce or cease operations if we have no other means of financing at that time.

EVEN IF WE ARE ABLE TO BORROW THE REMAINING $5.7 MILLION UNDER THE 2002 DEBT AGREEMENT, WE WILL NEED ADDITIONAL FUNDS IN 2004 TO CONTINUE OUR OPERATIONS, AND IF WE FAIL TO OBTAIN ADDITIONAL FUNDING, WE WOULD BE FORCED TO SIGNIFICANTLY SCALE BACK OR CEASE OPERATIONS.

     We are continuing our scaled back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing the NDA for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization and manufacturing activities prior to receiving regulatory approval, has required and will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure.

     The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to establish additional collaborations and/or license SnET2 or our other new products;
     * Our ability to continue our efforts to reduce our use of cash, while continuing to advance programs;
     *    Our ability to continue to borrow under the 2002 Debt Agreement;
     * Our ability to meet our obligations under the 2002 Debt Agreement, the 2003 Debt Agreement and the February 2004 Debt Agreement and not be required to repay the debt early;
     *    The viability of SnET2 for future use;
     * Our ability to obtain regulatory acceptance and subsequent approval for our NDA when, and if, submitted;
     *    The cost of commencing pre-commercialization activities;
     * Our ability to raise equity or debt financing or use stock awards for employee and consultant compensation;
     *    Our ability to regain our listing status on Nasdaq;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     We believe that as long as the remaining $5.7 million remains available to us under the 2002 Debt Agreement, we will have sufficient cash to fund operations through December 31, 2004. If the $5.7 million is not available or only a portion thereof is available, we believe we will be required to delay or reduce in scope one or more of our research and development programs and to adjust, defer or reduce salaries of employees and to reduce operating facilities and overhead expenditures.

     We are actively seeking additional capital needed to fund our operations through corporate collaborations or partnerships, through licensing of SnET2 or new products and through public or private equity or debt financings. Our inability to obtain additional financing would adversely affect our business and could cause us to significantly scale back or cease operations. If we are successful in obtaining additional equity or convertible debt financing this may result in significant dilution to our stockholders. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by our current stockholders.

WE ARE HIGHLY LEVERAGED, OUR RECENT DEBT AGREEMENTS HAVE FURTHER DILUTED OUR EXISTING STOCKHOLDERS AND OUR DEBT SERVICE REQUIREMENTS MAKE US VULNERABLE TO ECONOMIC DOWNTURN AND IMPOSE RESTRICTIONS ON OUR OPERATIONS.

     The face amount of our debt outstanding was approximately $11.8 million as of March 15, 2004. There is no certainty that our cash balance and our financing arrangements, will be sufficient to finance our operating requirements, and our indebtedness may restrict our ability to obtain additional financing in the future. The issuance of additional warrants to purchase Common Stock in connection with the 2002 and 2003 Debt Agreements and related negotiations with existing debtors has resulted in the issuance of significant amounts of securities which has a dilutive effect on our existing stockholders. Also, we are highly leveraged, which may place us at a competitive disadvantage and makes us more susceptible to downturns in our business in the event our cash balances are not sufficient to cover our debt service requirements. In addition, the February 2004 Debt Agreement, the 2003 Debt Agreement and the 2002 Debt Agreement contain certain standard covenants that may impose some operating and financial restrictions on us.

     These covenants may affect our ability to conduct operations to raise additional financing or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default.

PREPARING AND SUBMITTING AN NDA FOR FILING REQUIRES SIGNIFICANT EXPENSES, THE APPROPRIATE PERSONNEL AND ACCESS TO CONSULTANTS AND OTHER RESOURCES AS NEEDED. WE HAVE REQUIRED SIGNIFICANT FUNDING AND PERSONNEL TO GET US THROUGH THIS PROCESS AND WE PLAN TO COMPLETE OUR NDA SUBMISSION FOR SNET2 FOR THE TREATMENT OF AMD ON OR ABOUT MARCH 31, 2004. IF WE ENCOUNTER ANY UNANTICIPATED PROBLEMS, OUR PLANS TO SUBMIT AN NDA WITH THE FDA MAY BE DELAYED OR THE SUBMISSION MAY NOT OCCUR AT ALL.

     In January 2002, Pharmacia, after a top-line review of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be submitting an NDA with the FDA. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and certain discussions with regulatory and FDA consultants, we announced our plans to move forward with an NDA submission for SnET2 for the treatment of AMD. We expect to submit the NDA on or about March 31, 2004, seeking marketing approval based on clinical results in the "per protocol" study population. The per protocol population consists of those patients who received the exposure to the SnET2 treatment regimen pre-specified in the clinical study protocol, comprising a smaller number of patients than the total study population.

ONCE OUR NDA FOR SNET2 FOR THE TREATMENT OF AMD IS SUBMITTED AND ACCEPTED FOR FILING BY THE FDA, IF ACCEPTED AT ALL, THERE CAN BE NO ASSURANCE THAT THE FDA WILL APPROVE SNET2 OR THAT ISSUES UNDERLYING ANY CONTINGENT APPROVAL RECEIVED WILL BE ADEQUATELY AND TIMELY RESOLVED BY US OR THAT SUCH APPROVAL WILL MEET OUR MARKETING AND REVENUE EXPECTATIONS. ADDITIONALLY, WE CANNOT BE ASSURED THAT WE WILL BE ABLE TO MAINTAIN OUR FAST TRACK DESIGNATION WITH THE FDA BECAUSE OF SUBSEQUENT FDA APPROVALS RECEIVED FOR THE TREATMENT OF AMD TO THIRD PARTIES.

     If we are able to submit our NDA for SnET2 for the treatment of AMD to the FDA for filing, we cannot guarantee that the FDA will accept our submission for filing. In the event that the FDA does not accept our NDA for fling, we may be required to conduct additional clinical trials before resubmitting our NDA and before the FDA may accept our NDA for substantive review. If this occurs, there is likely to be a substantial delay in the approval process and it is less likely that SnET2 will be approved. This delay would have an immediate material adverse effect on our business and would likely further depress the price of our stock.

     Even if the FDA accepts our submission for filing, the FDA may not ultimately approve our NDA for SnET2. This approval process may take a significant amount of time and the FDA's approval, if any, may be contingent upon satisfying additional requirements. For instance, the FDA may require follow-up clinical or pre-clinical studies prior to final approval, which may be costly and may cause a significant delay in the timing of receiving FDA approval. If the FDA does approve this NDA, the approved label claims could be for a limited market, resulting in smaller than expected markets and revenue. Additionally, we received a fast-track designation on our clinical program in 1998 primarily due to the lack of an existing approved treatment for AMD. Subsequently, there has been an approval by the FDA for the treatment of a specific portion of the AMD disease, thus, there can be no guarantee that we will be able to maintain our fast-track designation, and related benefits, from the FDA, which may further delay the timing of a potential FDA approval. Any delay in receiving FDA approval further limits our ability to begin market commercialization and harms our on-going funding requirements and our business. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

EVEN IF WE RECEIVE REGULATORY APPROVAL OF SNET2 FOR THE TREATMENT OF AMD, SNET2 MAY NOT BE COMMERCIALLY SUCCESSFUL.

     Even if SnET2 receives regulatory approval, patients and physicians may not readily accept it, which would result in lower than projected sales and substantial harm to our business. Acceptance will be a function of SnET2 being clinically useful and demonstrating superior therapeutic effect with an acceptable side-effect profile, as compared to currently existing or future treatments. In addition, even if SnET2 does achieve market acceptance, we may not be able to maintain that market acceptance over time if new products are introduced that are more favorably received than SnET2 or render SnET2 obsolete.

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

     We are aware of various competitors involved in the photodynamic therapy or AMD sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sector include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharm Inc., or Axcan, Eyetech Pharmacueticals Inc., or Eyetech, and Pharmacyclics. QLT's drug Visudyne(R) has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Axcan and DUSA have photodynamic therapy drugs, both of which have received marketing approval in the United States - Photofrin(R) (Axcan) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals) for the treatment of actinic keratoses, a dermatological condition. Pharmacyclics has a photodynamic therapy drug that has not received marketing approval, which is being used in certain preclinical studies and/or clinical trials for ophthalmology, oncology and cardiovascular indications. Eyetech is currently completing a Phase III clinical trial in AMD and is expected to submit an NDA at the end of 2004 or the beginning of 2005. We are aware of other drugs and devices under development by these and other competitors in additional disease areas for which we are developing PhotoPoint PDT. These competitors as well as others that we are not aware of, may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

THE CURRENT TRADING PRICE OF OUR COMMON STOCK, OUR MARKET CAPITALIZATION AND THE AMOUNT OF OUR STOCKHOLDERS' EQUITY AND NET TANGIBLE ASSETS, HAS RESULTED IN OUR SHARES BEING DELISTED FROM TRADING ON NASDAQ. AS A RESULT OF BEING DELISTED FROM NASDAQ, OUR ABILITY TO RAISE ADDITIONAL CAPITAL MAY BE LIMITED OR IMPAIRED.

     We were delisted by Nasdaq on July 11, 2002 and our Common Stock began trading on the Over-The-Counter Bulletin Board(R), or OTCBB, effective as of the opening of business on July 12, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. Our Common Stock trades under the ticker symbol MRVT and can be viewed at www.otcbb.com. Our management continues to review our ability to regain our listing status with Nasdaq, however, we cannot guarantee we will be able to raise the additional capital needed or to increase the current trading price of our Common Stock to allow us to meet the relisting requirements for the Nasdaq National Market or the Nasdaq Small Cap Market on a timely basis, if at all, and there is no guarantee that Nasdaq would approve our relisting request even if we met all the listing requirements. Our ability to obtain additional funding, beyond our current funding agreements, by December 31, 2004, is impeded by a number of factors including that fact that our Common Stock is currently being traded on the OTCBB and by current economic and political factors, all of which combine to make the present market for raising capital relatively difficult and may prevent us from obtaining additional financing as required in the near term on favorable terms or at all.

OUR FINANCIAL CONDITION AND COST REDUCTION EFFORTS COULD RESULT IN DECREASED EMPLOYEE MORALE AND LOSS OF EMPLOYEES AND CONSULTANTS WHO ARE CRITICAL TO OUR SUCCESS.

     Our success in the future will depend in large part on our ability to attract and retain highly qualified scientific, management and other personnel and to develop and maintain relationships with leading research institutions and consultants. We are highly dependent upon principal members of our management, key employees, scientific staff and consultants, which we may retain from time to time. We currently have limited cash and capital resources and our ability to raise funds is questionable, causing our business outlook to be uncertain. Additionally, due to our ongoing limited cash balances, we try to utilize stock options and stock awards as a key component of short-term and long-term compensation. However, given the volatility of our stock and the uncertainty of our long-term prospects, our ability to use stock options and stock awards as compensation may be limited. These measures, along with our financial condition, may cause employees to question our long-term viability and increase our turnover. These factors may also result in reduced productivity and a decrease in employee morale causing our business to suffer. We do not have insurance providing us with benefits in the event of the loss of key personnel. Our consultants may be affiliated with or employed by others, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.

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

     We are currently at various stages of discussions with various companies regarding the establishment of new collaborations. If we are not successful in establishing new collaborative partners for the potential development of SnET2 or our other molecules, we may not be able to pursue further development of such drugs and/or may have to reduce or cease our current development programs, which would materially harm our business. Even if we are successful in establishing new collaborations, they are subject to numerous risks and uncertainties including the following:

     *    Our ability to negotiate acceptable collaborative arrangements;
     * Future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold;
     * Collaborative partners are free to pursue alternative technologies or products either on their own or with others, including our competitors, for the diseases targeted by our programs and products;
     * Our partners may fail to fulfill their contractual obligations or terminate the relationships described above, and we may be required to seek other partners, or expend substantial resources to pursue these activities independently; and
     * Our ability to manage, interact and coordinate our timelines and objectives with our strategic partners may not be successful.

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

     All of our drug and device products currently under development will require extensive preclinical studies and/or clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products, except SnET2, have completed testing for efficacy or safety in humans, and non of our products, including SnET2, have been approved for any purpose by the FDA. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

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

     Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from future preclinical studies and clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies like us, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials.

     In collaboration with Pharmacia, in December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of AMD with our lead PhotoPoint drug candidate, SnET2. In January 2002, Pharmacia, after a top-line review of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be submitting an NDA with the FDA. In March 2002, we regained the rights to SnET2 as well as the related data and assets from the AMD clinical trials from Pharmacia. We completed our own detailed analysis of the clinical data during 2002, including an analysis of the subset groups. In January 2003, based on the results of our analysis and discussions with regulatory and FDA consultants, we announced our plans to move forward with our first NDA submission for SnET2 for the treatment of AMD. We are currently in the process of preparing the NDA submission for SnET2 in AMD and expect to have it completed and submitted on or about March 31, 2004. We expect to submit the NDA on or about March 31, 2004, seeking marketing approval based on clinical results in the "per protocol" study population. The per protocol population consists of those patients who received the exposure to the SnET2 treatment regimen pre-specified in the clinical study protocol, comprising a smaller number of patients than the total study population. In addition, we have terminated our license collaboration with Pharmacia, and are currently seeking a new collaborative partner for PhotoPoint PDT in ophthalmology. If we are unable to submit our NDA for SnET2 as a result of funding or other constraints or if our submission is not accepted for filing by the FDA, this could adversely affect our funding and development efforts for our other programs and severely harm our business.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the year ended December 31, 2003, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From January 1, 2002 to March 15, 2004, our Common Stock price, per Nasdaq and OTCBB closing prices, has ranged from a high of $9.90 to a low of $0.25.

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

     * Our ability to successfully submit an NDA filing for SnET2 in AMD and for it to be accepted by the FDA;
     * Our ability to have the NDA filing approved by the FDA for commercialization;
     * Our ability to continue to borrow under the 2002 Debt Agreement through June 30, 2004;
     * Announcements concerning Miravant or our collaborators, competitors or industry;
     * Our ability to successfully establish new collaborations and/or license SnET2 or our other new products;
     * The results of the FDA review of our intended NDA submission, when, and if, it is submitted;
     * The results of our testing, technological innovations or new commercial products;
     * The results of preclinical studies and clinical trials by us or our competitors;
     *    Technological innovations or new therapeutic products;
     *    Our ability to regain our listing status on Nasdaq;
     * Public concern as to the safety, efficacy or marketability of products developed by us or others;
     *    Comments by securities analysts;
     *    The achievement of or failure to achieve certain milestones;
     *    Litigation,  such as from stockholder lawsuits or patent infringement;
          and
     * Governmental regulations, rules and orders, or developments concerning safety of our products.

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

WE RELY ON THIRD PARTIES TO ASSIST IN PREPARATION OF THE NDA AND TO CONDUCT CLINICAL TRIALS ON OUR PRODUCTS, AND IF THESE RESOURCES FAIL, OUR ABILITY TO COMPLETE THE NDA REVIEW PROCESS OR SUCCESSFULLY COMPLETE CLINICAL TRIALS WILL BE ADVERSELY AFFECTED AND OUR BUSINESS WILL SUFFER.

     To date, we have limited experience in conducting clinical trials. We have relied on Parexel International, a large clinical research organization, or CRO, as well as numerous other consultants, to assist in preparation of our NDA we plan to submit with the FDA on or about March 31, 2004. Additionally, we relied on Pharmacia, our former corporate partner, and Inveresk, Inc., formerly ClinTrials Research, Inc., a CRO, to complete our Phase III AMD clinical trials and we currently rely on a Parexel International for our Phase II dermatology clinical trials. We may need to rely on Parexel International and other consultants and third parties to complete the review of the NDA by the FDA. We will either need to rely on third parties, including our collaborative partners, to design and conduct any required clinical trials or expend resources to hire additional personnel or engage outside consultants or contract research organizations to administer current and future clinical trials. We may not be able to find appropriate third parties to design and conduct clinical trials or we may not have the resources to administer clinical trials in-house. The failure to have adequate resources for completing the review process of the NDA, and conducting and managing clinical trials will have a negative impact on our ability to develop marketable products and would harm our business. Other CROs may be available in the event that our current CROs fail; however there is no guarantee that we would be able to engage another organization in a timely manner, if at all. This could cause delays in our clinical trials and our development programs, which could materially harm our business.

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

WE HAVE LIMITED MANUFACTURING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES. IF WE ARE UNABLE TO MAINTAIN AND DEVELOP OUR PAST MANUFACTURING CAPABILITY, OR IF WE ARE UNABLE TO FIND SUITABLE THIRD PARTY MANUFACTURERS, OUR OPERATING RESULTS COULD SUFFER AND WE MAY ENCOUNTER DELAYS IN CONNECTION WITH OUR PLANNED NDA SUBMISSION AND APPROVAL.

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we intend to manufacture drugs and devices at clinical manufacturing levels, we have not yet manufactured any products under GMPs which can be released for commercial use, and we have limited experience in manufacturing in commercial quantities. We were licensed by the State of California to manufacture bulk API at one of our Santa Barbara, California facilities for clinical trial and other use. This particular manufacturing facility was closed in 2002 and has been reconstructed in our existing operating facility. The manufacturing facility at the new location is operational, pending required regulatory approvals by the State of California and federal regulatory agencies, and has recently completed production of compatibility and stability batches.

     In the original manufacturing facility, we have manufactured bulk API, the process up to the final formulation and packaging step for SnET2, which we currently have in inventory. We believe the quantities we have in inventory are enough to support an initial commercial launch of SnET2, though there can be no assurance that SnET2 and our new manufacturing facility will be approved by the FDA or that if such approval is received, the existing commercial bulk API inventory will be approved for commercial use. We also have the ability to manufacture light producing devices and light delivery devices, and conduct other production and testing activities to support current clinical programs, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug product, and, at commercial levels, light producing and light delivery devices and utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities.

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

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN INTEGRATING BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES.

     We may expand our operations and market presence by entering into business combinations, joint ventures or other strategic alliances with other companies. These transactions create risks, such as:

     * The difficulty assimilating the operations, technology and personnel of the combined companies;
     * The disruption of our ongoing business, including loss of management focus on existing businesses and other market developments;
     * Problems retaining key technical and managerial personnel; expenses associated with the amortization of goodwill and other purchased intangible assets;
     *    Additional operating losses and expenses of acquired businesses;
     * The impairment of relationships with existing employees, customers and business partners; and
     *    Additional losses from any equity investments we might make.

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

     Our Board of Directors has adopted a Preferred Stockholder Rights Plan, or Rights Plan. The Rights Plan may have the effect of delaying, deterring, or preventing changes in our management or control of Miravant, which may discourage potential acquirers who otherwise might wish to acquire us without the consent of the Board of Directors. Under the Rights Plan, if a person or group acquires 20% or more of our Common Stock, all holders of rights (other than the acquiring stockholder) may, upon payment of the purchase price then in effect, purchase Common Stock having a value of twice the purchase price. In April 2001, the Rights Plan was amended to increase the trigger percentage from 20% to 25% as it applies to Pharmacia and excluded shares acquired by Pharmacia in connection with our 2001 Credit Agreement with Pharmacia, and from the exercise of warrants held by Pharmacia. We also waived the provisions of the Rights Plan with respect to the securities issued to the 2003 Lenders pursuant to the 2003 Debt Agreement, including the shares of Common Stock issuable upon conversion or exercise of such securities and any other securities that may in the future be issued to the 2003 Lenders pursuant to their participation rights under the 2003 Debt Agreement with respect to future financings by Miravant. In the event that we are involved in a merger or other similar transaction where we are not the surviving corporation, all holders of rights (other than the acquiring stockholder) shall be entitled, upon payment of the then in effect purchase price, to purchase Common Stock of the surviving corporation having a value of twice the purchase price. The rights will expire on July 31, 2010, unless previously redeemed.

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

     Our   industry  is  subject  to  rapid,   unpredictable   and   significant
technological change. Competition is intense. Well-known pharmaceutical, biotechnology, device and chemical companies are marketing other therapies for the treatment of AMD. Doctors may prefer familiar methods that they are comfortable using rather than try our products. Many companies are also seeking to develop new products and technologies for medical conditions for which we are developing treatments. Our competitors may succeed in developing products that are safer or more effective than ours and in obtaining regulatory marketing approval of future products before we do. We anticipate that we will face increased competition as new companies enter our markets and as the scientific development of PhotoPoint PDT evolves.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The convertible notes issued under the 2002 and 2003 Debt Agreements have fixed interest rates of 9.4% and 8%, respectively, which is payable quarterly in cash or in Common Stock. The principal amounts of the 2002 and 2003 Notes will be due December 31, 2008 and August 28, 2006, respectively, and these notes can be converted to Common Stock at the option of the holder. The Company believes it is not subject to significant interest rate risk due to the fixed rates on its debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     All information  required by this item is included on pages 58 - 81 in Item
15. of Part IV of this Report and is incorporated into this item by reference.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Miravant Medical Technologies

We have audited the accompanying consolidated balance sheets of Miravant Medical Technologies as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miravant Medical Technologies at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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

                                                  /S/ ERNST & YOUNG LLP


Woodland Hills, California
March 16, 2004

                                              CONSOLIDATED BALANCE SHEETS


                                                                                              December 31,
                                                                                        2003                  2002
                                                                                 ------------------   -------------------
                                    Assets

Current assets:
   Cash and cash equivalents...............................................      $      1,030,000     $         723,000
   Prepaid expenses and other current assets...............................               298,000               551,000
                                                                                 ------------------   -------------------
Total current assets.......................................................             1,328,000             1,274,000

Property, plant and equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,393,000             1,389,000
   Equipment...............................................................             5,200,000             5,531,000
   Leasehold improvements..................................................             2,720,000             3,495,000
                                                                                 ------------------   -------------------
                                                                                        9,341,000            10,443,000
   Accumulated depreciation................................................            (9,125,000)           (9,837,000)
                                                                                 ------------------   -------------------
                                                                                          216,000               606,000

Investments in affiliates..................................................                    --               393,000
Patents, net...............................................................               707,000               978,000
Other assets...............................................................               154,000               139,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $      2,405,000      $      3,390,000
                                                                                 ==================   ===================

               Liabilities and stockholders' equity (deficit)

Current liabilities:

   Accounts payable........................................................      $      1,456,000      $      1,361,000
   Accrued payroll and expenses............................................               536,000               628,000
   Short-term debt.........................................................                    --             5,238,000
                                                                                 ------------------   -------------------
Total current liabilities..................................................             1,992,000             7,227,000

Long-term liabilities:
   Convertible debt:

     Face value of convertible debt........................................            12,916,000             1,003,000
     Deferred financing costs and beneficial conversion value..............            (5,476,000)             (379,000)
                                                                                 ------------------   -------------------
   Net convertible debt....................................................             7,440,000               624,000
   Long-term debt..........................................................                    --             5,555,000
   Sublease security deposits..............................................                    --                94,000
                                                                                 ------------------   -------------------
Total long-term liabilities................................................             7,440,000             6,273,000

Stockholders' equity (deficit):

   Common stock, 50,000,000 shares authorized; 25,564,904 and 24,225,089 shares issued and outstanding at December 31, 2003 and
     2002, respectively....................................................           190,586,000           180,255,000
   Notes receivable from officers..........................................              (603,000)             (570,000)
   Deferred compensation...................................................               (16,000)             (266,000)
   Accumulated deficit.....................................................          (196,994,000)         (189,529,000)
                                                                                 ------------------   -------------------
Total stockholders' equity (deficit).......................................            (7,027,000)          (10,110,000)
                                                                                 ------------------   -------------------
Total liabilities and stockholders' equity (deficit).......................      $      2,405,000      $      3,390,000
                                                                                 ==================   ===================
See accompanying notes.




                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year ended December 31,
                                                                   2003                 2002                2001
                                                            -------------------  -------------------  ------------------
Revenues:

   License - contract research and development.......           $          --        $      20,000         $   302,000
   Bulk active pharmaceutical ingredient sales.......                      --              479,000           4,306,000
   Royalties.........................................                      --                   --              75,000
                                                            -------------------  -------------------  ------------------
Total revenues.......................................                      --              499,000           4,683,000

Costs and expenses:

   Cost of goods sold................................                      --              479,000             934,000
   Research and development..........................               7,616,000            9,549,000          13,493,000
   General and administrative........................               4,620,000            5,726,000           5,903,000
                                                            -------------------  -------------------  ------------------
Total costs and expenses.............................              12,236,000           15,754,000          20,330,000

Loss from operations.................................             (12,236,000)         (15,255,000)        (15,647,000)

Interest and other income (expense):

   Interest and other income.........................                  76,000              169,000             798,000
   Interest expense..................................              (5,649,000)            (286,000)         (2,139,000)
   Gain on sale of assets............................                  62,000               10,000             586,000
   Gain on sale of investment in affiliate...........               1,196,000                   --                  --
   Gain on retirement of debt........................               9,086,000                   --                  --
   Non-cash loss in investment in affiliate..........                      --             (598,000)                 --
                                                            -------------------  -------------------  ------------------
Total net interest and other income (expense)........               4,771,000             (705,000)           (755,000)
                                                            -------------------  -------------------  ------------------
Net loss.............................................          $   (7,465,000)     $   (15,960,000)      $ (16,402,000)

                                                            ===================  ===================  ==================
Net loss per share - basic and diluted...............          $        (0.30)     $         (0.78)      $       (0.88)
                                                            ===================  ===================  ==================
Shares used in computing net loss per share..........              24,703,543           20,581,214          18,647,071
                                                            ===================  ===================  ==================

See accompanying notes.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                Notes                       Accumulated
                                                             Receivable       Deferred        Other
                                      Common Stock              from        Compensation   Comprehensive    Accumulated
                                  Shares        Amount        Officers      and Interest       Loss           Deficit         Total
                               ------------ --------------- ------------- --------------- -------------- --------------- ----------
Balance at January 1, 2001....  18,576,503  $ 158,842,000    $  (487,000)  $(1,220,000)    $  (132,000)   $(157,167,000)$  (164,000)
   Comprehensive loss:
      Net loss..................        --             --             --            --              --      (16,402,000)(16,402,000)
      Net change in accumulated
       other comprehensive
       loss.....................        --             --             --            --        (224,000)              --    (224,000)
                                                                                                                       -------------
   Total comprehensive loss.....                                                                                        (16,626,000)
   Exercise of stock options and
    warrants....................    35,690        315,000             --            --              --               --     315,000
   Issuance of stock awards.....   263,882      2,255,000             --            --              --               --   2,255,000
  Non-cash contributions by
   Pharmacia Corporation........        --        194,000             --            --              --               --     194,000
  Officer notes and non-cash
   interest on officer notes....        --             --       (335,000)           --              --               --    (335,000)
  Deferred compensation.........        --       (110,000)            --       110,000              --               --          --
  Amortization of deferred
   compensation.................        --             --             --       563,000              --               --     563,000
                                ------------ --------------- -------------  --------------- -------------- --------------- ---------
Balance at December 31, 2001....18,876,075  $ 161,496,000    $  (822,000)   $ (547,000)     $ (356,000)  $(173,569,000)$(13,798,000)
   Comprehensive loss:
      Net loss...................       --            --              --            --              --     (15,960,000) (15,960,000)
      Net change in accumulated
       other comprehensive loss..       --            --              --            --         356,000              --      356,000
                                                                                                                       -------------
   Total comprehensive loss......                                                                                       (15,604,000)
   Issuance of stock at $0.50 per
    share (net of approximately
    $81,000 of offering costs)...5,000,000     2,419,000              --            --              --              --    2,419,000
   Issuance of stock awards and
    ESOP Employer matching
    contribution.................  349,014        78,000              --            --              --              --       78,000
   Non-cash contributions by
    Pharmacia Corporation:
      Lease payments.............       --        40,000              --            --              --              --       40,000
      Debt restructuring.........       --    15,393,000              --            --              --              --   15,393,000
   Officer notes and non-cash
    interest on officer notes....       --            --        (248,000)           --              --              --     (248,000)
   Reserve for officer notes.....       --            --         500,000            --              --              --      500,000
   Deferred compensation and
    deferred interest related to
    warrants granted.............       --       829,000              --      (534,000)             --              --      295,000
  Amortization of deferred
   compensation..................       --            --              --       815,000              --              --      815,000
                                ------------ --------------- ------------- --------------- -------------  --------------- ----------
Balance at December 31, 2002....24,225,089 $ 180,255,000      $ (570,000)    $(266,000)     $       --   $(189,529,000)$(10,110,000)
  Comprehensive loss:
      Net loss...................       --            --              --            --              --      (7,465,000)  (7,465,000)
                                                                                                                       -------------
   Total comprehensive loss......                                                                                        (7,465,000)
   Issuance of restricted shares,
    stock awards, stock option
    exercises and ESOP matching
    contributions................  949,815        87,000              --            --              --              --       87,000
   Beneficial conversion value...       --     4,982,000              --            --              --              --    4,982,000
   Issuance of stock to Pharmacia
    and related stock and warrant
    valuation....................  390,000       537,000              --            --              --              --      537,000
   Value of warrants and options
    issued to employees..........       --     4,725,000              --       (53,000)              --              --   4,672,000
   Non-cash interest on officer
    notes........................       --            --         (61,000)           --              --              --      (61,000)
   Repayments on officer notes,
    net of reserve for officer
    notes........................       --            --          28,000            --              --              --       28,000
  Amortization of deferred
   compensation..................       --            --              --       303,000              --              --      303,000
                                ------------ --------------- ------------- --------------- -------------  --------------- ----------
Balance at December 31, 2003....25,564,904 $ 190,586,000      $ (603,000)    $ (16,000)     $       --   $(196,994,000)$ (7,027,000)
                                ============ =============== ============= =============== ============= ============== ============

See accompanying notes.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year ended December 31,
Operating activities:                                                    2003                 2002                 2001
                                                                    ----------------     ----------------     ---------------
    Net loss...............................................       $    (7,465,000)     $   (15,960,000)     $   (16,402,000)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Gain on retirement of debt..........................            (9,086,000)                  --                   --
       Depreciation and amortization.......................               543,000              887,000            1,194,000
       Amortization of deferred compensation...............               303,000              815,000              563,000
       Gain on sale of investment in affiliate.............            (1,196,000)                  --                   --
       Non-cash loss in investment in affiliate............                    --              598,000                   --
       Gain on sale of property, plant and equipment.......               (61,000)             (10,000)            (586,000)
       Stock awards and ESOP matching contribution.........                79,000               78,000            2,255,000
       Non-cash interest and amortization of
         deferred financing costs on debt..................             5,521,000              319,000            2,288,000
       Reserve and abandonment for patents.................               363,000               81,000                   --
       Provision for employee and officer loans, net of non-
          cash interest on related loans...................               (70,000)             802,000              (68,000)
       Changes in operating assets and liabilities:
          Accounts receivable .............................                    --            5,030,000           (4,148,000)
          Prepaid expenses, inventories and other assets...               253,000              122,000             (326,000)
        Accounts payable and accrued payroll...............               (12,000)          (1,332,000)             (17,000)
                                                                  ------------------   ------------------  ------------------
    Net cash used in operating activities..................           (10,828,000)         (8,570,0000)         (15,247,000)

Investing activities:

    Purchases of marketable securities.....................                    --          (28,679,000)         (43,684,000)
    Sales of marketable securities.........................                    --           33,333,000           57,930,000
    Proceeds from sale of investment in affiliate..........             1,589,000                   --                   --
    Purchases of property, plant and equipment.............              (120,000)                  --             (287,000)
    Sublease security deposits.............................               (94,000)                  --                   --
    Proceeds from sale of property, plant and equipment....               122,000               71,000              863,000
    Purchases of patents...................................              (186,000)            (154,000)             (67,000)
                                                                  ------------------   ------------------  ------------------
    Net cash provided by investing activities..............             1,311,000            4,571,000           14,755,000

Financing activities:

    Proceeds from issuance of Common Stock, less
       issuance costs......................................                 8,000            2,419,000              315,000
    Proceeds from convertible note arrangements............            11,300,000            1,000,000                   --
    Repayment of long-term debt............................            (1,170,000)                  --                   --
    Payments of deferred financing costs...................              (351,000)                  --                   --
    Repayments (advances) of notes to officers.............                37,000             (155,000)            (300,000)
                                                                  ------------------   ------------------  ------------------
    Net cash provided by financing activities..............             9,824,000            3,264,000               15,000

    Net increase (decrease) in cash and cash equivalents...               307,000             (735,000)            (477,000)

    Cash and cash equivalents at beginning of period.......               723,000            1,458,000            1,935,000
                                                                  ------------------   ------------------  ------------------
    Cash and cash equivalents at end of period.............       $     1,030,000              723,000            1,458,000
                                                                  ==================   ==================  ==================
    State taxes paid.......................................       $         4,000      $         4,000      $        20,000
                                                                  ==================   ==================  ==================
    Interest paid..........................................       $       104,000      $            --      $            --
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

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company had an accumulated deficit of $197.0 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the cost of preparing and submitting a New Drug Application, or NDA, and related follow-up expenses, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. The Company also expects these operating losses to fluctuate relative to its ability to fund the research and development programs as well as the operating expenses of the Company.

     The Company is continuing its scaled back efforts in research and development and the preclinical studies and clinical trials of its products. These efforts, along with the cost of preparing an NDA for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of the Company's product in order to achieve a level of revenues adequate to support the Company's cost structure. As discussed further in Note 12, in February 2004, the Company entered into a $2.0 million Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain accredited investors, or the February 2004 Lenders, which provided proceeds of $2.0 million. In August 2003, the Company entered into a Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement, with a group of private accredited investors, or the 2003 Lenders, pursuant to which the Company issued securities to the Lenders in exchange for gross proceeds of $6.0 million. In addition, in December 2002, the Company entered into a $12.0 million Convertible Debt and Warrant Agreement, or 2002 Debt Agreement, with a group of private accredited investors, or the 2002 Lenders. The 2002 Debt Agreement, as amended, provides the Company the ability to borrow up to $1.0 million per month through June 2004, not to exceed $12.0 million. The monthly borrowing request can be limited if certain requirements are not met or are not satisfactory to the 2002 Lenders. As of December 31, 2003, the Company had borrowed $6.3 million under the 2002 Debt Agreement. The Company believes it can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to June 30, 2004. If additional funding is not available when required, the Company's executive management believes that as long as the Company receives the remaining $5.7 million available to the Company under the 2002 Debt Agreement and the Company's debt due date is not accelerated, then the Company has the ability to conserve cash required for operations through December 31, 2004 (unaudited). If the $5.7 million is not available or only a portion thereof is available, the Company believes that it will have cash required for operations through June 30, 2004 (unaudited) by the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. There can be no assurance that the Company will receive the remaining $5.7 million under the 2002 Debt Agreement, if certain requirements are not met or are not satisfactory to the 2002 Lenders and there is no guarantee that the Company will be successful in obtaining additional financing or that financing will be available on favorable terms.

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

Investments in Affiliates:

     Investments in affiliates owned more than 20% but not in excess of 50%, where the Company is deemed to be able to exercise significant influence, are recorded under the equity method. Investments in affiliates, owned less than 20%, where the Company is not deemed to be able to exercise significant influence, are recorded under the cost method. Under the equity method, investments are carried at acquisition cost and generally adjusted for the proportionate share of the affiliates' earnings or losses. Under the cost method, investments are recorded at acquisition cost and adjusted to fair market value based on the investment classification.

     In December 1996, the Company purchased an equity interest in Ramus Medical Technologies, or Ramus, for $2.0 million. The investment was accounted for under the equity method because the investment was more than 20% but not in excess of 50% of Ramus' outstanding common stock. As the Company was the main source of financing for Ramus, the Company recorded 100% of Ramus' loss to the extent of the investment made by the Company. The investment in Ramus has been fully reserved for as of December 31, 2003 and 2002, respectively.

     In June 1998, the Company purchased an equity interest in Xillix Technologies Corp., or Xillix. The Company received 2,691,904 shares of Xillix common stock, in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock. In December 2003, the Company sold its investment in Xillix for net proceeds of approximately $1.6 million. The investment had previously been accounted for under the cost method and classified as available-for-sale. See
Note 10 for further discussion on the Company's investment in Xillix.

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

Furniture and fixtures            5 years
Equipment                         3 - 5 years
Leasehold improvements            5 years or the remaining life of
                                  the lease term, whichever is shorter

Patents:

     Costs of acquiring patents are capitalized and amortized on the straight-line basis over the estimated useful life of the patents, generally seventeen years. Costs of patents filed or in the filing process, or patents pending, are capitalized as prepaid patents and are not amortized until the patent is issued. Accumulated amortization was $524,000 and $453,000 at December 31, 2003 and 2002, respectively, and reserves recorded for patents amounted to $767,000 and $566,000 at December 31, 2003 and 2002, respectively. The cost of servicing the Company's patents are expensed as incurred. The weighted average amortization period for the Company's patents is approximately 11.5 years. Amortization expense related to patents amounted to $94,000, $76,000 and $72,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated amortization expense related to patents for the next five years ended December 31, as of December 31, 2003 is as follows:

                           2004                      $    89,000
                           2005                      $    89,000
                           2006                      $    89,000
                           2007                      $    89,000
                           2008                      $    89,000

Long-Lived Assets:

     The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews the carrying value of its patents and provides reserves for any patents which are not actively being researched or marketed. During the years ended December 31, 2003, 2002 and 2001, the Company increased the patent reserve by $200,000, $81,000 and zero, respectively, which is included in research and development expenses in the consolidated statements of operations. No other impairment losses have been recorded by the Company. An impairment loss would be recognized when the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Stock-Based Compensation:

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

     The Company also has granted and continues to grant warrants and options to various consultants of the Company. These warrants and options are generally in lieu of cash compensation and, as such, deferred compensation is recorded related to these grants. Deferred compensation for warrants and options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force, or EITF, 96-18, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred compensation is amortized over the consulting or vesting period.

Revenue Recognition:

     The Company recognizes revenues from product sales based on when ownership of the product transfers to the customer and when collectibility is reasonably assured. Sales of bulk active pharmaceutical ingredient, or bulk API, to a former collaborative partner were recorded as revenue in the period when the product was received by the former collaborative partner at their facility. Licensing revenues represent reimbursements from a former collaborative partner for out-of-pocket expenses incurred in preclinical studies and clinical trials for the SnET2 PhotoPoint PDT treatment for age related macular degeneration, or AMD. These licensing revenues were recognized in the period when the reimbursable expenses were incurred. Grant income is recognized in the period in which the grant related expenses are incurred and royalty income is recognized in the period in which the royalties are earned.

Research and Development Expenses:

     Research and development costs are expensed as incurred. Research and development expenses are comprised of the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and facility costs, preclinical study costs, clinical trial and related clinical device and drug manufacturing costs, contract services and other outside costs. The acquisition of technology rights for research and development projects and the value of equipment and drug product for specific research and development projects, with no or low likelihood of alternative future use, are also included in research and development expenses.

Segment Reporting:

     The Company is engaged principally in one line of business, the research and development of drugs and medical device products for the use in the Company's proprietary technologies for photodynamic therapy.

Comprehensive Loss:

     The Company has elected to report other comprehensive loss in the consolidated statements of stockholders' equity (deficit) with the change in accumulated other comprehensive loss consisting of the following:


                                                                              2003               2002                2001
                                                                         ---------------    --------------     -----------------
         Unrealized   holding   gains   (losses)   arising   from
           available-for-sale securities..........................      $    1,196,000       $  (242,000)       $    (224,000)
         Reclassification adjustment for other-than-temporary
           non-cash (gain) loss in investment.....................         $(1,196,000)          598,000                   --
                                                                         ---------------    --------------     -----------------
         Net (increase) decrease  in accumulated other
           comprehensive loss ....................................      $          --         $  356,000        $    (224,000)
                                                                         ===============    ==============     =================

Net Loss Per Share:

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Common stock equivalent shares from all stock options, warrants and convertible securities for all years presented have been excluded from this computation as their effect is anti-dilutive.

     Basic loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period in accordance with SFAS No. 128. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per share as presented on the consolidated statements of operations are the same.

Recent Accounting Pronouncements:

     In January 2003, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities, an interpretation of APB No. 51", which was amended in December 2003. FIN 46 as amended requires that if a company holds a controlling financial interest in a variable interest entity, or VIE, the assets and liabilities and results of the VIE's activities should be consolidated in the entity's financial statements. The Company does not expect FIN 46 to have a material impact on its consolidated results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability, or an asset in some circumstances, because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

2.        Credit Arrangements and Collaborative Funding

Pharmacia Debt Settlement

     On August 28, 2003, the Company entered into a Termination and Release Agreement with Pharmacia AB, a wholly owned subsidiary of Pfizer, Inc., or Pharmacia, that provides, among other things, for the retirement of the $10.6 million debt owed by the Company to Pharmacia and the release of the related security collateral, in exchange for a $1.0 million cash payment, 390,000 shares of the Company's Common Stock and the adjustment of the exercise price of Pharmacia's outstanding warrants to purchase shares of the Company's Common Stock. Additionally, the Company has extended the expiration date of the warrants to December 31, 2005. As a result, Pharmacia has warrants to purchase an aggregate of 360,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The Company recorded a net gain on retirement of debt in the consolidated statements of operations as part of interest and other income/(expense) as follows:


                  Outstanding debt as of August 28, 2003..............................   $ 10,623,000
                  Less:    Fair market value of 390,000 shares of Common Stock
                           (Issued at $0.99 per share, or fair market value,
                            on August 28, 2003).......................................       (386,000)
                           Repriced warrant valuation (using a Black-Scholes value
                           of $0.42 per share for the purchase of 360,000 shares at
                           $1.00 per share)...........................................       (151,000)
                           Cash payment to Pharmacia..................................     (1,000,000)
                                                                                          -------------
                                               Net gain on retirement of debt.........    $ 9,086,000
                                                                                         ===============

Prior Pharmacia Agreements

     In March 2002, the Company's prior agreements with Pharmacia were significantly modified or terminated by the Contract Modification and Termination Agreement. This agreement modified the credit agreement between the Company and Pharmacia, or the 2001 Credit Agreement. The outstanding debt that the Company owed to Pharmacia of approximately $26.8 million was reduced to $10.0 million plus accrued interest. Interest on the debt was recorded at the prime rate, which was 4.75% at March 5, 2002 and 4.25% at December 31, 2002. Additionally, early repayment provisions and many of the covenants were eliminated or modified. In exchange for these changes and the rights to SnET2, the Company terminated its right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. This agreement was superceded by the Termination and Release Agreement entered into in August 2003.

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

     In connection with the Contract Modification and Termination Agreement with Pharmacia, which provided for the first debt payment to be paid on March 5, 2003, the Company negotiated an extension on the first installment of $5.0 million to August 29, 2003, as amended. The Company paid Pharmacia a total of $250,000 consisting of interest due through March 5, 2003 and an extension fee of $21,000 for the extension of the payment date in the year ended December 31, 2003.

     The Contract Modification and Termination Agreement also provided for the transfer of ownership of several assets back to the Company, which were previously sold to Pharmacia under the May 2001 Manufacturing Facility Asset Purchase Agreement, or the Asset Purchase Agreement, including the lasers utilized in the Phase III AMD clinical trials, the bulk API and FDF inventories and the bulk API manufacturing equipment used to manufacture SnET2. The Company recorded the transfer of ownership of the bulk API manufacturing equipment at its net carrying value prior to sale to Pharmacia, which was $277,000. Under generally accepted accounting principles, there was no value recorded on the balance sheet for the transfer of ownership of the lasers, and the bulk API and FDF inventory, since these assets, according to the Company's accounting policies, had been expensed as research and development costs in prior years.

     The Company has issued an aggregate of 360,000 warrants to purchase Miravant Common Stock upon draws on the 2001 Credit Agreement. These warrants, which had been valued at $1.7 million using the Black-Scholes valuation model, had been recorded as deferred financing costs on the balance sheet and were being amortized as interest expense over the life of the credit agreement. As noted above, the deferred financing costs were eliminated in the permanent reduction of the debt owned to Pharmacia under the accounting for the Contract Modification and Termination Agreement. The Company amortized $374,000 related to these deferred financing costs through interest expense in the year ended December 31, 2001.

     Under the Asset Purchase Agreement entered into in May 2001, Pharmacia issued a purchase order to buy the Company's existing SnET2 bulk API inventory at cost for $2.2 million. The existing bulk API inventory had been previously expensed in research and development costs in prior periods. Pharmacia also committed to buy up to an additional $2.8 million of the bulk API which would be manufactured by the Company through March 2002. Additionally, Pharmacia agreed to purchase the manufacturing equipment necessary to produce the bulk API for $863,000, its fair market value as appraised by an independent appraisal firm. The sale of the bulk API manufacturing equipment resulted in a gain on sale of property, plant and equipment of $586,000. Sales of bulk API manufactured and shipped through December 31, 2001, were paid by Pharmacia directly into an inventory escrow account, which, through the Contract Modification and Termination Agreement, was released to the Company in full in January 2002. The equipment escrow account, containing a principal balance of $863,000, was released in March 2002.

2003 Convertible Debt Agreement

     In August 2003,  the Company  entered into a  Convertible  Debt and Warrant
Purchase Agreement, or the 2003 Debt Agreement, pursuant to which the Company issued securities to the investors, or the 2003 Lenders, in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, at the option of the 2003 Lenders, the debt can be converted at $1.00 per share into the Company's Common Stock. The Company issued separate convertible promissory notes, which are referred to as the 2003 Notes, to each holder and the 2003 Notes earn interest at 8% per annum and are due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in-kind at the Company's option. Under certain circumstances each 2003 Note can be prepaid by the Company prior to the maturity date or prior to conversion. The 2003 Notes also have certain default provisions which can cause the 2003 Notes to become accelerated and due immediately upon notice by the Investors. One of these provisions requires that our NDA for SnET2 is submitted by March 31, 2004, as amended. From the proceeds of the 2003 Debt Agreement, the Company repaid $250,000 in a short-term bridge loan and $1.0 million to retire the Pharmacia debt, as described above. In addition, the Company made its first two quarterly interest payments on October 1, 2003 in cash in the amount of $44,000 and in the amount of $122,000 on January 1, 2004 in the form of shares of Common Stock.

     In  connection  with the 2003 Notes,  the  Company  also issued to the 2003
Lenders warrants to purchase an aggregate of 4,500,000 shares of the Company's Common Stock. Each holder received two warrants. The first warrant is for the purchase of one-half (1/2) of a share of the Company's Common Stock for every $1.00 of principal under the 2003 Debt Agreement. The second warrant is for the purchase of one-quarter (1/4) of a share of the Company's Common Stock for every $1.00 of principal under the 2003 Debt Agreement. The exercise price of each warrant is $1.00 per share and the warrants will terminate on August 28, 2008, unless previously exercised. The Company can force the exercise of the one-quarter (1/4) share warrant under certain circumstances.

     In October 2003, the Company registered 4,500,000 shares of Common Stock underlying the convertible promissory notes, 3,375,000 shares of Common Stock underlying the warrants and 480,000 shares of Common Stock that may be used for payment of quarterly interest payments. The remaining conversion shares and warrants shares are expected to be registered at some time in the future.

     The warrants issued related to the 2003 Debt Agreement were valued using the Black-Scholes valuation model. The value of these warrants were determined to be $2.8 million which were recorded as deferred financing costs and are being amortized over the term of the underlying convertible promissory notes, which is three years. For the year ended December 31, 2003, the Company recorded amortization expense of $329,000 related to the deferred financing costs associated with the warrant valuation, which is included in interest expense in the consolidated statement of operations.

     Additionally, under EITF No. 98-5, the Company was required to determine the beneficial conversion value of the 2003 Notes and related warrants issued. The beneficial conversion value represents the difference between the fair value of the Company's 2003 Notes as of the date of issuance and the intrinsic value, which is the value of the 2003 Notes on an as converted basis and the value of the detachable warrants issued, as described above. If the intrinsic value of the 2003 Notes exceeds the fair value of the 2003 Notes, then a beneficial conversion value is determined to have been received by the securityholders. Any beneficial conversion value determined is recorded as equity and a reduction to the convertible debt outstanding, which is subsequently amortized to interest expense. The beneficial conversion value was calculated as follows:


               Intrinsic value of the 2003 Notes converted to Common Stock at
                 $1.00 per share............................................................ $ 6,000,000
               Detachable warrant valuation (using a Black-Scholes model value of
                 $0.616 per share for the purchase of 4,500,000 shares at $1.00 per share)..   2,772,000
                                                                                              ----------
               Intrinsic value of the 2003 Notes and detachable warrants....................   8,772,000
               Less: Fair value of the 2003 Notes...........................................  (6,000,000)
                                                                                              -----------
                                                   Beneficial conversion value.............. $ 2,772,000
                                                                                              ===========

     The beneficial conversion value is being amortized over the period from the date of note issuance to the period of first available note conversion. Since approximately 75% of the 2003 Notes can be converted into registered Common Stock, the Company expensed $2.1 million of the beneficial conversion value to interest expense as of December 31, 2003. The remaining 25% of the 2003 Notes are currently not convertible and are expected to be convertible by June 2004. As such, the remaining $693,000 of the beneficial conversion value is being amortized over 10 months, for the period from September 2003 through June 2004, or $69,000 per month. Therefore, for the period ended December 31, 2003, the Company recorded total amortization expense of $2.4 million related to the beneficial conversion value of the 2003 Notes, which is included in interest expense in the consolidated statement of operations.

     In connection with the execution of the 2003 Debt Agreement, certain of the 2002 Lenders, to whom the Company issued notes under the 2002 Debt Agreement, agreed to subordinate their debt security position to that of the 2003 Lenders. In exchange for the subordinated security position, the 2002 Lenders received additional warrants to purchase an aggregate of 1,575,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, and these additional warrants will terminate on August 28, 2008, unless previously exercised. Additionally, under the anti-dilution provision of the 2002 Debt Agreement, the conversion price of the five notes issued thereunder to the 2002 Lenders during the period February 2003 through July 2003 was reduced to $1.00 and the exercise price of the related warrants issued to the 2002 Lenders during the same period was reduced to $1.00 per share. The Company determined the value of these additional warrants to be $970,000, using the Black-Scholes valuation model, and is amortizing these deferred financing costs over the term of the underlying promissory notes, or December 31, 2008.

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


               Intrinsic value of the 2002 Notes converted to Common Stock at
                 $1.00 per share............................................................ $ 6,300,000
               Detachable warrant valuation (using a Black-Scholes model value of
                 $0.616 per share for the purchase of 1,575,000 shares at $1.00 per share plus the net book value of the existing repriced warrants for the
                  purchase of 1,750,000 shares).............................................   2,210,000
                                                                                              ----------
               Intrinsic value of the 2002 Notes and detachable warrants....................   8,510,000
               Less: Fair value of the 2002 Notes...........................................  (6,300,000)
                                                                                              -----------
                                                   Beneficial conversion value.............. $ 2,210,000
                                                                                              ===========


     The beneficial conversion value is being amortized over the period from the date of note issuance to the period of first available note conversion. Since approximately 80% of the 2002 Notes can be converted into registered Common Stock, the Company expensed $1.8 million of the beneficial conversion value to interest expense as of December 31, 2003. The remaining 20% of the 2002 Notes are currently not convertible and are expected to be convertible by June 2004. As such, the remaining $442,000 of the beneficial conversion value is being amortized over 10 months, or the period from September 2003 through June 2004, or $44,000 per month. Therefore, for the period ended December 31, 2003, the Company recorded total amortization expense of $1.9 million related to the beneficial conversion value of the 2002 Notes, which is included in interest expense in the consolidated statement of operations.

December 2002 Convertible Debt Agreement

     In December 2002, the Company entered into the 2002 Debt Agreement with the 2002 Lenders. The 2002 Debt Agreement allows the Company to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount under the 2002 Debt Agreement is $12.0 million with the last available borrowing in June 2004, as amended. The Company has borrowed $6.3 million through December 31, 2003 which is convertible into 6,361,856 shares of the Company's Common Stock, as adjusted. The 2002 Lenders' obligation to fund each borrowing request is subject to material conditions described in the 2002 Debt Agreement, as amended. In addition, the 2002 Lenders may terminate its obligations under the 2002 Debt Agreement if: (i) Miravant has not submitted an NDA by March 31, 2004, as amended, (ii) such submission has been rejected by the U.S. Food and Drug Administration, or FDA, or (iii) Miravant, in the reasonable judgment of the 2002 Lenders, is not meeting its business objectives.

     In connection with the 2002 Debt Agreement, the 2002 Lenders withhold from each borrowing a 3% drawdown fee and the Company issues to the 2002 Lenders a warrant to purchase three-quarter (3/4) of a share of the Company's Common Stock for every $1.00 borrowed, as amended. The drawdown fees and certain legal costs in the amount of $244,000 have been capitalized and are being amortized over the life of the 2002 Debt Agreement resulting in amortization expense of $207,000 recorded and included in interest expense in the consolidated statement of operations for the year ended December 31, 2003. The exercise price of each warrant will be equal to fair market value at the date of borrowing. In addition, upon execution of the 2002 Debt Agreement, the Company issued to the 2002 Lenders a warrant to purchase 250,000 shares of the Company's Common Stock, with an exercise price of $0.50 per share. Each warrant will terminate on December 31, 2008, unless previously exercised. The Company has also agreed to provide to the 2002 Lenders certain registration rights in connection with this transaction, of which 4,799,530 shares underlying the convertible promissory notes and 1,750,000 shares underlying the warrants have been registered.

For the months of December 2002 and January 2003, the Company received borrowings totaling $2.0 million and issued related notes with a conversion price of $0.97. For the months of February through July, the Company received borrowings totaling $4.3 million and issued related notes with a conversion price of $1.00, as adjusted. The Company also issued six warrants for the purchase of 250,000 shares per warrant with an exercise price of $1.00, as adjusted, and one warrant for the purchase of 75,000 with an exercise price of $1.00, as adjusted. As of December 31, 2003, the Company has borrowed a total of $6.3 million and has accrued interest of $493,000, which is also convertible at $1.00 per share. For the year ended December 31, 2003, the Company has recorded amortization expense of $201,000 related to the deferred financing costs for these warrant from 2002 Debt Agreements, which is included in interest expense in the consolidated statement of operations.

     A separate convertible promissory note, or Note, has been issued for each borrowing request received and such Notes will earn interest at 9.4% per annum and be due December 31, 2008. The interest on each Note can be accrued and added to the existing Notes. In general, each Note and any accrued interest can be converted into shares of Miravant's Common Stock on the earlier of March 31, 2003, or the date on which the trading price of our Common Stock exceeds 250% of the conversion price of the Note.

Deferred Financing Costs and Beneficial Conversion Value:

         As of December 31, 2003 and 2002, deferred financing costs and beneficial conversion value consisted of the following:


                                                                         2003                  2002
                                                                   -----------------    -------------------

       Amortized value of warrants issued for 2003 Notes                $  2,464,000               $     --
       Amortized value of warrants issued for 2002 Notes                   1,954,000                326,000
       Beneficial Conversion value of the 2003 Notes                         416,000                     --
       Beneficial Conversion value of the 2002 Notes                         265,000                     --
       Other deferred financing                                              377,000                 53,000
                                                                   -----------------    -------------------
       Total deferred financing costs and beneficial
         conversion value                                                $ 5,476,000             $  379,000
                                                                   =================    ===================


Maturities of Convertible Notes:

     Principal payments on the convertible notes obligations, assuming no conversion prior to maturity, are due in the amounts of $6.1 million in fiscal 2006 and $6.8 million in fiscal 2008.

3.        Stockholders' Equity

Private Placements:

     In August 2002, the Company completed a private placement financing which consisted of the sale of unregistered shares of Common Stock for gross proceeds of $2.5 million at $0.50 per share, based on a premium of approximately 20% of the average closing price for the prior 10 trading days. For every two common shares acquired, the equity purchase included a warrant to purchase one share of Common Stock at a price of $0.50 per share that expire in August 2007. In addition, an origination warrant was issued to purchase 300,000 shares of Common Stock at $0.50 per share. A group of private investors participated in the offering.

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

Notes Receivable from Officers:

     In October 1996, the Board of Directors approved personal loans to the Chief Executive Officer, President and Chief Financial Officer. These loans were made for a principal amount of $25,000 to each officer collateralized by unexercised stock options and accrue interest at fixed rates between 6.60% and 6.84%. As of December 31, 2003 and 2002, the total balance of these loans including accrued interest were $70,000 and $112,000, respectively.

     In December 1997, the Compensation Committee of the Board of Directors recommended, and subsequently approved, non-recourse equity loans in varying amounts for the Company's Chief Executive Officer, President and Chief Financial Officer. The notes, which accrue interest at a fixed rate of 5.8%, were provided specifically for the purpose of exercising options to acquire the Company's Common Stock and for paying the related option exercise price and payroll taxes. The notes are collateralized by the underlying shares acquired upon exercise. As of December 31, 2003 and 2002, the total balance of these loans including accrued interest were $165,000 and $156,000, respectively.

     Additionally, from 1998 through 2002, the Board of Directors have approved other secured loans made to the Company's Chief Executive Officer and President; these loans accrue interest at fixed rates between 4.7% and 5.9% and as of December 31, 2003 and 2002, had a total balance of $961,000 and $914,000, respectively. No future loans to executive officers have been approved after June 2002.

     The loans the Company has made to officers and certain loans made to employees over the years are either unsecured, or secured by stock or stock options. In light of the decrease in the Company's stock price during 2003 and 2002 and certain other factors affecting the collectibility of these loans, the Company recorded a reserve for these loans to officers and employees in the amount of $872,000 during the year ended December 31, 2002, respectively. Of the amount recorded, $182,000 is included in research and development expenses and $690,000 is included in general and administrative expenses in the statements of operations for the year ended December 31, 2002. During 2003, the reserve was reduced by $150,000 due to the write-off of an employee loan specifically reserved for and a further reduction of $10,000 due to the repayment of certain amounts related to officer loans previously reserved for. As of December 31, 2003 and 2002, the aggregate balance of these loans to officers and employees, net of reserves, is $662,000 and $610,000, respectively, of which $59,000 and $40,000 are included in other assets at December 31, 2003 and 2002, respectively, and $603,000 and $570,000 are included in notes receivable from officers at December 31, 2003 and 2002, respectively.


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

     The 2000 Plan provides for awards which include incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance shares, stock payments and dividend equivalent rights. Included in the 2000 Plan is an employee stock purchase program which has not yet been implemented. Officers, key employees, directors and independent contractors or agents of the Company may be eligible to participate in the 2000 Plan, except that incentive stock options may only be granted to employees of the Company. The 2000 Plan supersedes and replaces the Prior Plans and the Directors' Plan, except to the extent of options outstanding under those plans. The purchase price for awards granted from the 2000 Plan may not be less than the fair market value at the date of grant. The maximum amount of shares that could be awarded under the 2000 Plan over its term is 8,000,000 shares, of which approximately 6,211,000 shares have been granted or issued and 1,304,000 shares have been cancelled netting 4,907,000 shares, which were outstanding under the 2000 Plan as of December 31, 2003. Awards granted under the 2000 Plan expire on the date determined by the Plan Administrators as evidenced by the award agreement, but shall not expire later than ten years from the date the award is granted except for grants of restricted shares which expire at the end of a specified period if the specified service or performance conditions have not been met.

Stock Option Summary:

     In connection with certain employment agreements and/or related to service performance, the Company has granted its executives, directors and eligible employees and consultants, non-qualified and incentive stock options to purchase shares of Common Stock. The options generally become exercisable in equal installments over four years beginning one year from the grant date and expire ten years from the original grant date. The following table summarizes all stock option activity:


                                                               Weighted
                                                                Average
                                           Exercise Price      Exercise              Stock
                                              per Share          Price              Options
---------------------------------------------------------------------------------------------
Outstanding at January 1, 2001..........   $ 0.67  - 55.50     $ 15.34           4,047,302
   Granted..............................     7.25  - 10.68        8.67             608,000
   Exercised............................     0.67  -  9.31        8.84             (35,690)
   Cancelled............................     7.63  - 28.00        9.99             (60,500)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 2001........     1.00  - 55.50       14.60           4,559,112
   Granted..............................     0.51  -  1.35        0.83           3,272,710
   Cancelled............................     0.91  - 40.75       15.73          (3,358,489)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 2002........     0.50  - 55.50        3.69           4,473,333
   Granted..............................     1.08  -  1.35        0.83             195,803
   Exercised............................     0.51  -  0.91        0.84              (9,063)
   Cancelled............................     0.51  - 30.75       11.31            (445,226)
---------------------------------------------------------------------------------------------
Outstanding at December 31, 2003........   $ 0.44  - 55.50     $  3.06           4,214,847
---------------------------------------------------------------------------------------------

Options outstanding by price range at
   December 31, 2003....................    $ 0.44  -  0.51    $  0.51             802,355
                                            $ 0.91  -  0.91    $  0.91           1,707,364
                                            $ 1.00  -  2.00    $  1.38             926,303
                                            $ 6.00  -  40.25   $ 11.60             763,825
                                            $55.50  -  55.50   $ 55.50              15,000
Exercisable at:

December 31, 2001.......................      $ 1.00 - 55.50   $ 16.76           2,815,521
December 31, 2002.......................      $ 0.51 - 55.50   $  6.24           2,117,521
December 31, 2003.......................      $ 0.44 - 55.50   $  3.47           3,351,150



     In January 1998, the Company issued loans to the Chief Executive Officer, President and Chief Financial Officer for the purpose of exercising stock options. In accordance with the accounting guidance for these types of loans, the Company recorded deferred compensation of $2.7 million related to these loans. The Company recorded compensation expense of $538,000 related to these loans for each of the years ended December 31, 2002 and 2001, respectively. The deferred compensation related to these loans was fully amortized as of December 31, 2002, as such no further future amortization expense will be incurred.

     In November 2002, the Board of Directors approved a stock option exchange program for certain key employees. The program allowed these employees to exchange each fully vested stock option with an exercise price of greater than $5.00 for one-half share of restricted Common Stock. The restricted Common Stock has been fully vested as of December 31, 2003. The total number of stock options exchanged and canceled under this program was 2,253,750 shares and the total number of restricted Common Stock issued was 1,126,875 shares. In accordance with the accounting guidance for this type of transaction, the Company recorded deferred compensation of $507,000, which is being amortized over the vesting period. For the years ended December 31, 2003 and 2002, the Company recorded amortization expense related to the restricted stock of $253,000 and $254,000 respectively. As of December 31, 2003, the $507,000 of deferred compensation related to these restricted shares was fully amortized, as such no further amortization expense will be incurred.

SFAS No. 123 Pro Forma Disclosure:

     If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:



                                                                                2002                   2001
     ----------------------------------------- --- ----------------- -- --------------------- -- ------------------
     Net loss
       As reported...........................        $  (7,465,000)          $ (15,960,000)         $ (16,402,000)
        Stock-based employee cost included
          in reported net loss...............                  --                  538,000                538,000
       Pro forma stock-based employee
          compensation cost under SFAS No.
          123................................             (814,000)             (2,701,000)            (4,717,000)
                                                   -----------------    ---------------------    ------------------
        Pro forma............................        $  (8,279,000)          $ (18,123,000)          $ (20,581,000)
     ----------------------------------------- --- ----------------- -- --------------------- -- ------------------
     Loss per share - basic and diluted:
        As reported......................            $       (0.30)          $       (0.78)          $       (0.88)
        Pro forma........................            $       (0.34)          $       (0.88)          $       (1.10)
     ----------------------------------------- --- ----------------- -- --------------------- -- ------------------

     The fair value of each option grant was estimated using the Black-Scholes option pricing model using the Multiple Option approach whereby a separate fair value is computed for each vesting increment of an option. The following assumptions were used:

                                                         2003                   2002                   2001
     ----------------------------------------- --- ----------------- --- -------------------- -- ------------------
     Expected dividend yield.............                 0%                     0%                     0%
     Expected stock price volatility.....                75%                     75%                    50%
     Risk-free interest rate.............           2.95% - 4.10%           3.10% - 5.00%          3.50% - 5.25%
     Expected life of options............            2 - 4 years             2 - 4 years            2 - 4 years
     ----------------------------------------- --- ----------------- --- -------------------- -- ------------------

     Under these assumptions, the weighted average fair value of the stock option grants during the years ended December 31, 2003, 2002 and 2001 were $2.69, $0.48 and $3.77, respectively. These assumptions are highly subjective, in particular the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

     The weighted average remaining contractual life of options outstanding at December 31, 2003, 2002 and 2001 was 6.7 years, 7.3 years and 6.3 years, respectively.

Warrants:

     From time to time warrants are issued to consultants of the Company or will be issued in connection with an equity investment in the Company or in connection with other private placements. The following is a description of the significant warrants that have been issued over time:

Consultant Warrants:

     The Company has issued warrants to various consultants in connection with consulting agreements and a co-development agreement over the years. As of December 31, 2003, warrants to purchase a total of 238,750 shares of Common Stock remained outstanding related to the warrants granted from 1998 to 2002. These warrants were priced at the fair market value on the date of grant and the prices ranged from $0.91 to $30.75 per share with expiration dates ranging from January 2004 through January 2010. During 2003, the Company issued warrants to purchase 145,000 shares of Common Stock to several consultants with exercise prices ranging from $0.75 to $1.00 and expiration dates ranging from December 2004 to January 2008. The consulting agreements can be terminated by the Company at any time and only those warrants vested as of the date of termination are exercisable. None of the above warrants were exercised in 2003, 2002 or 2001. As of December 31, 2003, warrants to purchase 383,750 shares of Common Stock related to consulting agreements were outstanding.

     In connection with the consulting warrants the Company is required to record deferred compensation expense based on a Black-Scholes valuation model and amortized over the vesting period of the warrant. As of December 31, 2003 and 2002, the Company had deferred compensation balances of $16,000 and $12,000, respectively. The Company recorded an increase to deferred compensation associated with the change in the value of these warrants of $53,000 and $27,000 for the years ended December 31, 2003 and 2002, respectively. The fluctuations in deferred compensation are a result of variable accounting combined with a fluctuating stock price from period to period. The Company recorded compensation expense of $49,000, $24,000 and $25,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Pharmacia Warrants:

     In connection with the 2003 Debt Agreement, the Company entered into a Termination and Release Agreement with Pharmacia. Under this agreement, the 360,000 warrants to purchase Common Stock previously issued in 1999 and 2000 to Pharmacia, were amended. The exercise price of Pharmacia's outstanding warrants to purchase 360,000 shares of the Company's Common Stock was reduced to $1.00 from an average exercise price of $15.77, and the expiration date of those warrants was extended to December 31, 2005 from expiration dates ranging from May 2004 to May 2005.

2002 Private Placement:

     In August 2002, in connection with a private equity placement as previously discussed, the Company issued warrants to purchase 2,800,000 shares of Common Stock with an exercise price of $0.50 per share expiring in August 2007.

2002 Convertible Debt Warrants:

     In connection with each borrowing under the 2002 Debt Agreement, the Company issued to the Lenders a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for every $1.00 borrowed. The exercise price of each warrant will be equal to $1.00 per share. In addition, upon execution of the 2002 Debt Agreement the Company issued the Lenders a warrant to acquire 250,000 shares of the Company's Common Stock, with an exercise price of $0.50 per share. Each warrant will terminate on December 31, 2008, unless previously exercised. The Company has also agreed to provide the Lenders certain registration rights in connection with this transaction. As of December 31, 2003, the Company has borrowed $6.3 million pursuant to the 2002 Debt Agreement, and issued the Lenders warrants exercisable for 1,575,000 shares of our Common Stock at $1.00 per share. The Company determined the value of the warrants to be $1.2 million, using the Black-Scholes valuation model, and is amortizing these deferred financing costs over the term of the underlying promissory notes, or December 31, 2008.

     In connection with the execution of the 2003 Debt Agreement, certain of the 2002 Lenders, to whom the Company issued notes under the 2002 Debt Agreement, agreed to subordinate their debt security position to that of the 2003 Lenders. In exchange for the subordinated security position, the 2002 Lenders received additional warrants to purchase an aggregate of 1,575,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, and these additional warrants will terminate on August 28, 2008, unless previously exercised. The Company determined the value of these additional warrants to be $970,000, using the Black-Scholes valuation model, and is amortizing these deferred financing costs over the term of the underlying promissory notes, or December 31, 2008.

2003 Convertible Debt Warrants:

     In connection with the 2003 Debt Agreement, the Company issued to the 2003 Lenders warrants to purchase an aggregate of 4,500,000 shares of the Company's Common Stock. Each holder received two warrants. The first warrant is for the purchase of one-half (1/2) of a share of the Company's Common Stock for every $1.00 of principal under the 2003 Debt Agreement. The second warrant is for the purchase of one-quarter (1/4) of a share of the Company's Common Stock for every $1.00 of principal under the 2003 Debt Agreement. The exercise price of each warrant is $1.00 per share and the warrants will terminate on August 28, 2008, unless previously exercised. The Company can force the exercise of the one-quarter (1/4) share warrant under certain circumstances. The Company determined the value of the warrants to be $2.8 million, using the Black-Scholes valuation model, and is amortizing these deferred financing costs over the term of the underlying promissory notes, or August 28, 2006.

Warrant Summary:

     As of December 31, 2003, the Company has warrants outstanding to purchase a total of 11,683,750 shares of its Common Stock at an average exercise price of $1.03, with expiration dates ranging from January 2004 through February 2012. The following table provides further detail on the warrants outstanding by price range:


                                                                Exercise Price      Weighted Average         Warrant
                                                                  per Share          Exercise Price          Shares
==============================================================------------------------------------------------------------
Warrants outstanding by price range at December 31, 2003.....  $ 0.01  -   0.50           $  0.50           3,050,000
                                                               $ 0.51  -   7.00           $  1.06           8,176,250
                                                               $ 7.01  -  15.00           $ 12.91             317,500
                                                               $15.01  -  30.75           $ 22.06             140,000
                                                              ------------------------------------------------------------
Total warrants outstanding at December 31, 2003................$ 0.01  -  30.75           $  1.03          11,683,750
==========================================================================================================================


Preferred Stock

     The Company's capital structure allows for the Board of Directors to authorize 30,000,000 shares of preferred stock. The Board of Directors has the authority to fix the rights, preferences, privileges and restrictions, including voting rights of these shares of preferred stock without any future vote or action by the stockholders. As of December 31, 2003 and 2002, there were no shares of preferred stock outstanding.

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

     In December 1996, the Board of Directors approved the Miravant Medical Technologies 401(k) - Employee Stock Ownership Plan, or the ESOP, which provides substantially all employees with the opportunity for long-term benefits. The ESOP was implemented by management on July 1, 1998 and operates on a calendar year basis. In conjunction with the ESOP, the Company registered with the Securities and Exchange Commission 300,000 shares of the Company's Common Stock for purchase by the ESOP. The ESOP provides for eligible employees to allocate pre-tax deductions from payroll which are used to purchase the Company's Common Stock at fair market value on a bi-weekly basis. The ESOP also provides for a discretionary contribution made by the Company based on the amounts contributed by the participants. The amount to be contributed by the Company is determined by the Board of Directors prior to the start of each plan year. Company contributions, which the Board of Directors determined to be 100% for the 2003, 2002 and 2001 plan years, are made on a quarterly basis and vest over a five year period. Total Company matching contributions for 2003, 2002 and 2001 were not significant.

5.        Provision for Income Taxes

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards, credits and temporary differences between the financial statements and tax basis of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:





                                                             2003                            2002
                                                 ----------------------------------------------------------------
                                                    Current      Non-current       Current        Non-current

                                                 ---------------------------------------------------------------
      Deferred tax assets:

        Other accruals and reserves...........     $  91,000    $          --      $  106,000    $        --
        Capitalized research and development..            --           73,000              --        778,000
        Non-cash loss in investment...........            --               --              --      1,749,000
        Net operating losses and tax credits..            --       77,036,000              --     70,190,000
                                                 ---------------------------------------------------------------
      Total deferred tax assets...............        91,000       77,109,000         106,000     72,717,000
      Deferred tax liabilities:

        Amortization and depreciation                     --          104,000              --      1,541,000
        Federal benefit for state income taxes         6,000        3,863,000           7,000      2,539,000
                                                 ---------------------------------------------------------------
      Total deferred tax liabilities..........         6,000        3,967,000           7,000      4,080,000
                                                 ---------------------------------------------------------------
      Net deferred tax assets.................        85,000       73,142,000          99,000     68,637,000
      Less valuation reserve..................       (85,000)     (73,142,000)        (99,000)   (68,637,000)
                                                 ---------------------------------------------------------------
                                                   $      --     $         --      $       --     $       --
                                                 ===============================================================

     The Company has net operating loss carryforwards for federal tax purposes of $178.7 million, which expire in the years 2004 to 2023. Research credit carryforwards aggregating $9.1 million are available for federal and state tax purposes and expire in the years 2004 to 2023. The Company also has a state net operating loss carryforward of $81.3 million which expires in the years 2004 to 2008. Of the $81.3 million in state net operating loss carryforwards, $52.2 million will expire during 2004 and 2005. Under Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating losses may be limited based on changes in the percentage of ownership in the Company.

6.   Commitments and Contingencies

     The Company has entered into agreements with various parties to perform research and development and conduct clinical trials on behalf of the Company. For the research and development agreements, the Company has the right to use and license, patent and commercialize any products resulting from these agreements. The Company does not have any financial commitments with respect to these agreements and records these expenses as the services and costs are incurred. The Company has also entered into licensing and OEM agreements to develop, manufacture and market drugs and devices for photodynamic therapy and other related uses. The agreements provide for the Company to receive or pay royalties at various rates. The Company had no royalty income for the years ended December 31, 2003 and 2002 and recorded royalty income received from device sales of $75,000 for the year ended December 31, 2001. Additionally, for the years ended December 31, 2003, 2002 and 2001, the Company has not paid any royalties under these agreements.

     In 1994, the Company entered into a development and commercial supply agreement with Pharmacia to receive formulation and packaging services for one of the Company's drugs at specified prices. In 1998, the rights and obligations under this agreement were transferred to Fresenius AG with operating terms remaining the same. For the years ended December 31, 2003, 2002 and 2001 the Company paid $74,000, $5,000 and $38,000 respectively, and recorded as expense of $129,000, $5,000 and $21,000, respectively, primarily for the cost of drug formulation and development.

     Under the prior License Agreements, Pharmacia has provided the Company with funding and development for the right to sell and market the funded products once approved. For the year ended December 31, 2003, the Company recorded no license revenues, and recorded license revenues of $20,000 and $302,000 for the years ended December 31, 2002 and 2001, respectively, related to the reimbursement of certain preclinical studies and clinical trial costs. In March 2002, all License Agreements with Pharmacia were terminated.

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

7.   Leases

     The Company's main facility lease terminated in August 2003 and the Company is currently on a month-to-month lease for this main facility of approximately 25,000 square feet of office, laboratory and manufacturing space in Santa Barbara, California. This facility currently houses all of the Company's operations and employees. The Company entered into this lease in August 1996. During the third quarter of 2003, the Company reduced its occupancy in this building from approximately 40,000 square feet to 25,000 square feet. This lease provides for rent to be adjusted annually based on increases in the consumer price index and the base rent is currently approximately $33,000 per month. The leased property is located in a business park. The Company has the ability to manufacture its active drug ingredient, its light producing and light delivery devices and perform research and development of drugs, light delivery and light producing devices from this facility. At this time the Company will continue to lease month-to-month until the Company's financial position supports a longer-term commitment. In addition, the Company is aware that the lessors can give the Company a 30-day notice at any time requiring the Company to vacate.

     During 2002, the Company had leases for four buildings for a total average monthly rental expense of approximately $124,000. One of the leases was assumed by an unrelated party in its entirety in March 2002. Another lease was sublet in December 1999 to two separate parties and expired in August 2003. Sublease rental income from these parties was $37,000 per month, which represented most of the Company's rental cost. A third lease, which formerly contained the Company's bulk API manufacturing operations, has been assumed by an unrelated party from January 1, 2003 through December 31, 2005 and they pay the full cost of the building directly to the landlord. The Company will be responsible for the remainder of the term of the lease from January 1, 2006 through March 2006 at a monthly cost currently at $26,000. The final lease, which currently contains the entire operations of the Company, expired in August 2003 and continues on a month-to-month basis as described above. All sublease rental income is netted against the Company's rent expense.

     In May 2001, in connection with the Asset Purchase Agreement, Pharmacia agreed to assume the lease obligations and related building property taxes through December 31, 2003 for the Company's bulk API manufacturing facility. The total amount of the rental and property tax payments made by Pharmacia were accounted for as a capital contribution and rent expense, or as a component of cost of goods sold, over the lease obligation term. In 2002, Pharmacia paid $40,000 related to the rent for the bulk API manufacturing facility, of which the Company recorded $10,000 as rent expense and $30,000 as cost of good sold. In 2001, Pharmacia paid $194,000 related to the rent and property taxes for the bulk API manufacturing facility, of which the Company has recorded $50,000 as rent expense, $110,000 as cost of goods sold and $34,000 into the value of the year end bulk API inventory. In March 2002, the 2001 Credit Agreement was amended and the Company had agreed to reassume the lease obligations and related property taxes through the remainder of the lease term, or March 2006. As of January 2003, this facility was subleased through December 2005 as discussed further above.

     Future minimum operating lease payments, net of sublease rental income, and equipment lease payments are as follows:


                                                                               Minimum
                                                      Lease Amounts       Sublease Amounts            Net
                                                    ------------------   --------------------  ------------------
        2004..........................................     $ 381,000             $  323,000           $  58,000
        2005..........................................       391,000                333,000              58,000
        2006..........................................       126,000                     --             126,000
        2007..........................................         3,000                     --               3,000
        2008 and thereafter...........................         3,000                     --               3,000
                                                    ------------------   --------------------  ------------------
        Total minimum lease payments..................     $ 904,000              $ 656,000           $ 248,000
                                                    ------------------   --------------------  ------------------


     Rent expense was $613,000, $1.1 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively, net of sublease income of $322,000, $408,000 and $384,000, respectively.

8.       Related Party Transactions

     In April 1998, the Company entered into a $2.0 million revolving credit agreement with its affiliate, Ramus. Between 1998 and 1999, Ramus borrowed the entire $2.0 million available under the credit agreement. As of December 31, 2003, the balance of the loan, including principal and accrued interest, was $2.7 million. The loan, which was used to fund Ramus' clinical trials and operating costs. In March 2000, the loan term was extended indefinitely. It was determined that it was probable that the Company would be unable to collect the amounts due from Ramus under the contractual terms of the loan agreement. Therefore, the Company has established a reserve for the entire outstanding balance of the loan receivable at December 31, 2003 and 2002 and no interest income is being accrued under the loan. The Company has held discussions with Ramus to reorganize their outstanding debt or to convert their entire debt, including accrued and unpaid interest, to Ramus equity.

     In July 1996, a partner in a law firm used by the Company for outside legal counsel was elected by the Board of Directors to serve as Secretary of the Company. In connection with general legal services provided by the law firm, the Company was billed $150,000, $47,000 and $55,000 for the years ended December 31, 2003, 2002 and 2001, respectively. From 1996 through December 31, 2003, this individual's law firm has received warrants to purchase a total of 156,250 shares of Common Stock with an average exercise price of $9.56 for his services as acting in-house legal counsel and Secretary of the Company.

     In August 2003, we received a short-term bridge loan of $250,000 from one of the Company's non-employee board members, who is currently no longer a board member. In connection with the loan, the Company issued warrants to purchase 25,000 shares of the Company's Common Stock. This loan was immediately paid off in September 2003 with the proceeds from the 2003 Debt Agreement.

9.       Fair Value of Financial Instruments

     The following is information concerning the fair value of each class of financial instrument as of December 31, 2003 and 2002:

Cash and cash equivalents:

     The carrying amounts of cash and cash equivalents approximate their fair values. Fair values of cash equivalents are based on quoted market prices.

Debt:

     At December 31, 2003, the fair value of the Company's obligations are approximately $12.9 million estimated based on the Company's current incremental borrowing rate or similar types of financing arrangements. At December 31, 2002, the fair value of the Company's obligations are approximately $11.1 million estimated based on the Company's current incremental borrowing rate or similar types of financing arrangements.

10.       Investment in Affiliate

     In December 2003, the Company sold its investment in Xillix. The Company owned approximately 2.7 million shares of Xillix at an adjusted basis of $393,000 and received net proceeds of approximately $1.6 million. The Company recorded a gain of $1.2 million in the consolidated statement of operations.

     Previously in 2000 and again in 2002, the Company determined that the decline in the value of its investment in Xillix was other-than-temporary. Since the Company made the investment in June 1998, the value of the Xillix common stock had decreased by approximately 70% through 2000 and approximately an additional 20% through 2002 and had been at similar levels for at least nine months prior to the write-down. In December 2000, the Company recognized a loss write-down totaling $3.5 million and in December 2002 another $598,000 loss write-down was recorded, to reduce its investment in Xillix to its estimated current fair value based on quoted market prices as of December 31, 2002.

11.      Quarterly Results of Operations (Unaudited)


                                                                                    Three Months Ended

                                                        ----------------------------------------------------------------------------
2002:                                                      March 31,           June 30,          September 30,        December 31,
                                                        ----------------    ---------------    ------------------    ---------------
Revenues.........................................        $     499,000       $         --        $           --       $         --
Costs and expenses...............................           (4,767,000)        (3,622,000)           (3,911,000)        (3,454,000)
Net interest and other income (expense)..........             (207,000)            44,000                38,000           (580,000)
                                                        ----------------    ---------------    ------------------    ---------------
Net loss.........................................        $  (4,475,000)      $ (3,578,000)        $  (3,873,000)      $ (4,034,000)
                                                        ================    ===============    ==================    ===============
Net loss per share:
    Basic and diluted............................        $       (0.24)      $      (0.19)        $       (0.19)      $      (0.16)
                                                        ================    ===============    ==================    ===============

2003:

Revenues.........................................        $          --        $        --          $         --       $         --
Costs and expenses...............................           (3,248,000)        (3,437,000)           (3,623,000)        (1,928,000)
Net interest and other income (expense)..........             (104,000)          (286,000)            4,800,000            361,000
                                                        ----------------    ---------------    ------------------    ---------------
Net income (loss)................................        $  (3,352,000)       $(3,723,000)         $  1,177,000       $ (1,567,000)
                                                        ================    ===============    ==================    ===============
          Net income (loss) per share - basic....        $       (0.14)       $     (0.15)         $       0.05       $      (0.06)
                                                        ================    ===============    ==================    ===============
          Net income (loss) per share - diluted..        $       (0.14)       $     (0.15)         $       0.01       $      (0.06)
                                                        ================    ===============    ==================    ===============


     During the three months period ended September 30, 2003, the Company recognized a net gain on retirement of debt of $9.1 million with Pharmacia and non-cash interest charges of $4.0 million related to the beneficial conversion valuation as discussed further in Note 3 which is included in net interest and other income (expense) in the accompanying table. During the three months period ended December 31, 2003, the Company recognized a net gain on the sale of its investment in Xillix of $1.2 million as discussed further in Note 10 which is included in net interest and other income (expense) in the accompanying table.

12.             Subsequent Events

     In February 2004, the Company entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement the Company issued $2.0 million worth of convertible debentures maturing on February 5, 2008 with interest accruing at 8% per year, due and payable quarterly, with the first interest payment due on April 1, 2004. At the Company's option and subject to certain restrictions, the Company may make interest payments in cash or in shares of its Common Stock, or the interest can be added to the outstanding principal of the note. Each convertible debenture issued pursuant to the February 2004 Debt Agreement is convertible at the holder's option into shares of the Company's Common Stock at $2.00 per share. The Company is obligated to file a registration statement with the SEC covering the resale of the shares of Common Stock underlying these convertible debentures no later than April 30, 2004. Upon the occurrence of certain events of default, the holders of the convertible debentures may require that they be repaid prior to maturity. These events of default include the Company's failure to pay amounts due under the debentures or to otherwise perform any material covenant in the February 2004 Debt Agreement or other related documents.

     In connection with the Company's 2003 Debt Agreement, during the period of January through March 2004 certain of the 2003 Lenders converted their Notes into shares of the Company's Common Stock. As of March 15, 2004, of the $6.0 million Notes outstanding $2.5 million of the Notes have been converted into Common Stock. In addition, of the warrants to purchase 4.5 million shares of Common Stock related to the 2003 Debt Agreement, 1,425,000 warrants have been exercised, resulting in proceeds to the Company of $1.4 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

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

                                        PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

     (i)  The following  financial  statement  documents are included as part of
          Item 8 to this Form 10-K:

                  Index to Consolidated Financial Statements:        Page

                  Report of Independent Auditors                      58
                  Consolidated Balance Sheets as of
                      December 31, 2003 and 2002                      59
                  Consolidated Statements of Operations for the
                      years ended December 31, 2003, 2002 and 2001    60
                  Consolidated Statements of Stockholders'
                      Equity (Deficit) for the years ended December 31,
                      2003, 2002 and 2001                             61
                  Consolidated Statements of Cash Flows for the
                      years ended December 31, 2003, 2002 and 2001    62
                  Notes to Consolidated Financial Statements          63

         (ii)     Schedules required by Article 12 of Regulation S-X:

                  All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.


(b) Index to Exhibits:

                  See Index to Exhibits on pages 85 to 87

(c) Reports on Form 8-K:

                           None


                                                                                                            Incorporating
Exhibit                                                                                                     Reference
Number                                                 Description                                          (if applicable)
------                                                 -----------                                          ---------------
4.1             Specimen Certificate of Common Stock.                                                       [B][4.1]
4.2             Form of Convertible Promissory Note.                                                        [A][4.3]
4.3             Form of Indenture.                                                                          [A][4.4]
4.4             Special Registration Rights Undertaking.                                                    [A][4.5]
4.5             Undertaking Agreement dated August 31, 1994.                                                [A][4.6]
4.6             Letter Agreement dated March 10, 1994.                                                      [A][4.7]
4.7             Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.                [A][4.8]
4.8             Form of $35 Amended and Restated Common Stock Purchase Warrant.                             [C][4.1]
4.9             Form of Additional $35 Common Stock Purchase Warrant.                                       [C][4.2]
4.10            Warrant to Purchase 10,000 Shares of Common Stock between the Registrant and Charles S.     [D][4.12]
                Love.*
4.11            Form of $20 Private Placement Warrant Agreement Amendment No. 1.                            [F [4.13]
4.12            Form of Common Stock Purchase Warrant between the Registrant and Nida & Maloney.
4.13            Form of Common Stock Purchase Warrant between the Registrant and Pharmacia Corporation.
4.14            Preferred Stock Rights Agreement dated July 13, 2000.                                       [E] [4.1]
4.15            Form of Common Stock Purchase Warrant between the Registrant and Purchasers dated August    [S] [10.3]
                28, 2002.
4.16            Form of Note Warrant between the Registrant and the Purchaser dated December 19, 2002.      [T] [10.4]
4.17            Form of Convertible  Promissory Note between the Registrant and the Purchaser dated August  [X] [4.1]
                28, 2003.
4.18            Form of 50% Warrant between the Registrant and the Purchaser dated August 28, 2003.         [X] [4.2]
4.19            Form of 25% Warrant between the Registrant and the Purchaser dated August 28, 2003.         [X] [4.3]
4.20            Registration Rights Agreement dated August 28, 2003 between the Registrant and the
                Purchaser.                                                                                  [X] [4.4]
4.21            Amendment to Registration  Rights Agreement dated February 18, 1999 between the Registrant  [X] [4.5]
                and Pharmacia.
4.22            Amendment  to Warrant  Agreements  dated  February  18, 1999  between the  Registrant  and  [X] [4.6]
                Pharmacia.
4.23            Securities Purchase Agreement dated August 28, 2002 between the Registrant and the          [S] [10.1]
                Purchasers.
4.24            Registration Rights Agreement dated August 28, 2002 between the Registrant and the          [S] [10.2]
                Purchasers.
4.25            Common Stock Warrant Purchase Certificate dated August 28, 2002 between the Registrant      [S] [10.3]
                and the Purchasers.
4.26            Registration Rights Agreement dated December 19, 2002 between the Registrant and the        [T] [10.2]
                Purchasers.
4.27            Form of Convertible Promissory Note between the Registrant and the Purchaser.               [T] [10.3]
4.28            Form of Note Warrant between the Registrant and the Purchaser.                              [T] [10.4]
4.29            Loan Origination Warrant dated December 20, 2002 between the Registrant and the             [T] [10.5]
                Purchaser.
4.30            Registration Rights Agreement dated February 5, 2004 between the Registrant and the         [AA] [4.1]
                Purchasers.
4.31            Form of Convertible Promissory Note between the Registrant and the Purchaser dated          [AA] [4.2]
                February 5, 2004.
5.1             Form of Legal Opinion of Wilson Sonsini Goodrich & Rosati, L.P.                             [Y] [5.1]
10.1            PDT, Inc. Stock Option Plan dated September 19, 1989.**                                     [A][10.9]
10.2            PDT, Inc. Stock Option Plan dated September 3, 1992.**                                      [A][10.10]
10.3            PDT, Inc. 1994 Stock Option Plan dated December 2, 1994.**                                  [A][10.11]
10.4            PDT, Inc. Non-Employee Directors' Stock Option Plan.**                                      [A][10.12]
10.5            License Agreement dated July 1, 1989 between the Registrant and The University of Toledo,
                The Medical College of Ohio and St. Vincent Medical Center as amended.*                     [G][10.17]
10.6            Form of Directors' and Officers' Indemnification Agreement.                                 [A][10.22]
10.7            Amendment to PDT, Inc. Stock Option Plan dated September 19, 1989.**                        [H] [10.1]
10.8            Amendment to PDT, Inc. 1994 Stock Option Plan dated December 2, 1994.**                     [H][10.2]
10.9            Development and Distribution Agreement between Registrant and Iridex Corporation.*          [I][10.1]
10.10           Commercial Lease Agreement between Registrant and Santa Barbara Business Park, a            [I][10.2]
                California Limited Partnership.(1)
10.11           PDT, Inc. 1996 Stock Compensation Plan.**                                                   [J]
10.12           Form of Amendment No. 3 to 1989 Stock Option Agreement.**                                   [K][10.4]
10.13           Investment Agreement dated December 27, 1996 between PDT Cardiovascular, Inc. and Ramus
                Medical Technologies.*                                                                      [L] [10.16]
10.14           Co-Development Agreement dated December 27, 1996 between PDT Cardiovascular, Inc. and
                Ramus Medical Technologies.                                                                 [L] [10.17]
10.15           Series A Preferred Stock Registration Rights Agreement dated December 27, 1996 between
                PDT Cardiovascular, Inc. and Ramus Medical Technologies.*                                   [L] [10.18]
10.16           Amended and Restated 1996 Stock Compensation Plan.**                                        [M]
10.17           PDT, Inc. 401(k)-Employee Stock Ownership Plan.**                                           [N][10.2]
10.18           Credit Agreement dated April 1, 1998 between the Registrant and Ramus Medical               [O][10.5]
                Technologies.*
10.19           Convertible Promissory Note dated April 1, 1998 between the Registrant and Ramus Medical    [O][10.6]
                Technologies.*
10.20           Strategic Alliance Agreement dated June 2, 1998 between the Registrant and Xillix           [O][10.7]
                Technologies Corp.*
10.21           Subscription Agreement relating to the Registrant's Common Stock dated June 2, 1998         [O][10.8]
                between the Registrant and Xillix Technologies Corp.
10.22           Subscription Agreement relating to Xillix's Common Stock dated June 2, 1998 between the     [O][10.9]
                Registrant and Xillix Technologies Corp.
10.23           Commercial Lease Agreement dated May 27, 1998 between the Registrant and Raytheon Company.  [A][10.4]
10.24           Miravant Medical Technologies 2000 Stock Compensation Plan.                                 [P] [4.1]
10.25           Amendment No. 9 dated as of January 1, 2001 to Employment Agreement between the             [Q] [10.1]
                Registrant and Gary S. Kledzik.**
10.26           Amendment No. 14 dated as of January 1, 2001 to Employment Agreement between the            [Q] [10.2]
                Registrant and David E. Mai.**
10.27           Amendment No. 6 dated as of January 1, 2001 to Employment Agreement between the             [Q] [10.3]
                Registrant and John M. Philpott.**
10.28           Contract Modification and Termination Agreement dated March 5, 2002 between the             [R] [10.1]
                Registrant and Pharmacia Corporation.
10.29           Convertible  Debt and Warrant  Purchase  Agreement  dated  December  19, 2002  between the  [T] [10.1]
                Registrant and the Purchasers.
                Convertible Debt and Warrant Purchase Agreement dated August 28, 2003 between the
10.30           Registrant and the Purchaser.                                                               [X] [10.1]
10.31           Subordination Agreement dated August 28, 2003 between the Registrant and the Purchaser.     [X] [10.2]
10.32           Termination  and Release  Agreement  dated  August 13, 2003  between  the  Registrant  and
                Pharmacia, AB.                                                                              [X] [10.3]
10.33           Side Letter Agreement dated August 28, 2003 between the Registrant and the Purchaser.       [X] [10.4]
10.34           Unsecured Convertible Debt Purchase Agreement dated February 5, 2004 between the
                Registrant and the Purchaser.                                                               [AA] [10.1]
13.1            Annual Report on Form 10-K for the year ended December 31, 2002.                            [U]
13.2            Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.                         [V]
13.3            Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.                          [W]
13.4            Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.                     [Z]
23.1            Consent of Independent Auditors.
31.1            Certification of Chief Executive Officer to  section 13(a) or 15(d) of the securities exchange act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
31.2            Certification of Chief Financial Officer pursuant to  section 13(a) or 15(d) of the securities exchange act of 1934 as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32              Certificate of Miravant Medical Technologies Chief Executive Officer and Chief Financial
                Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

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

     [J] Incorporated by reference from the Registrant's 1996 Definitive Proxy Statement filed June 18, 1996.

     [K] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended September 30, 1996 (File No. 0-25544).

     [L] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-K for the year ended December 31, 1996 (File No. 0-25544).

     [M] Incorporated by reference from the Registrant's 1996 Definitive Proxy Statement filed April 24, 1997. [N] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1997 (File No. 0-25544).

     [O] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25544).

     [P] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form S-8 dated August 29, 2000 (File No. 0-25544).

     [Q] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 10-Q for the quarter ended March 31, 2001 (File No. 0-25544).

     [R] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated March 11, 2002 (File No. 0-25544).

     [S] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated September 3, 2002 (File No. 0-25544).

     [T] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated December 19, 2002 (File No. 0-25544).

     [U] As filed with the Commission on March 31, 2003. [V] As filed with the Commission on May 15, 2003.

     [W]  As filed with the Commission on August 14, 2003.

     [X] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated August 28, 2003 (File No. 0-25544).

     [Y]  As filed with the Commission on November 14, 2003.

     [Z] Incorporated by reference from the exhibit referred to in brackets contained in to the Registrant's Registration Statement on Form S-2 (File No. 333-109367).

     [AA] Incorporated by reference from the exhibit referred to in brackets contained in the Registrant's Form 8-K dated February 12, 2004 (File No. 0-25544).

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

                                            Miravant Medical Technologies

                                           /S/ Gary S. Kledzik
                                           -------------------
                                               Gary S. Kledzik, Ph.D.
                                               Chief Executive Officer and
                                               Chairman of the Board

Dated:  March 29, 2004


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary S. Kledzik and John M. Philpott his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.




     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                   Title                                                Date

/S/ Gary S. Kledzik                         Chairman of the Board, Director,                     March 29, 2004
------------------------------------        and Chief Executive Officer,
    Gary S. Kledzik, Ph.D.                 (Principal Executive Officer)


/S/ David E. Mai                            Director and President                               March 29, 2004
------------------------------------
    David E. Mai

/S/ John M. Philpott                        Chief Financial Officer and Treasurer                March 29, 2004
------------------------------------       (Principal Financial Officer and
    John M. Philpott                        Principal Accounting Officer)


/S/ Charles T. Foscue                       Director                                             March 29, 2004
------------------------------------
    Charles T. Foscue

/S/ Barry Johnson                           Director                                             March 29, 2004
------------------------------------
    Barry Johnson
