Form 10-Q
period 2004-03-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2004-05-13
CIK 933745

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                               Outstanding at May 10, 2004
         -----                               ---------------------------
Common Stock, $.01 par value                        34,757,807



                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                Page

Item 1.           Condensed Consolidated Financial Statements

                  Condensed consolidated balance sheets as of March 31, 2004 and
                    December 31, 2003..........................................................   3
                  Condensed consolidated statements of operations for the three
                   months ended March 31, 2004 and 2003........................................   4
                  Condensed consolidated statement of stockholders' equity (deficit)
                   for the three months ended March 31, 2004...................................   5
                  Condensed consolidated statements of cash flows for the three
                   months ended March 31, 2004 and 2003........................................   6
                  Notes to condensed consolidated financial statements.........................   7

Item 2.           Management's Discussion and Analysis of Financial

                    Condition and Results of Operations........................................   11

Item 3.           Qualitative and Quantitative Disclosures About Market Risk...................   38

Item 4.           Controls and Procedures......................................................   38

                           PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds....................................   39

Item 4.           Submission of Matters to a Vote of Security Holders..........................   39

Item 6.           Exhibits and Reports on Form 8-K.............................................   40

                  Signatures...................................................................   40



ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,         December 31,
                                    Assets                                              2004                  2003
                                                                                 ------------------   -------------------
Current assets:                                                                      (Unaudited)
   Cash and cash equivalents...............................................      $      1,162,000     $       1,030,000
   Prepaid expenses and other current assets...............................               813,000               298,000
                                                                                 ------------------   -------------------
Total current assets.......................................................             1,975,000             1,328,000

Property, plant and equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,393,000             1,393,000
   Equipment...............................................................             4,723,000             5,200,000
   Leasehold improvements..................................................             2,721,000             2,720,000
                                                                                 ------------------   -------------------
                                                                                        8,865,000             9,341,000
   Accumulated depreciation................................................            (8,718,000)           (9,125,000)
                                                                                 ------------------   -------------------
                                                                                          147,000               216,000

Patents, net...............................................................               804,000               707,000
Other assets...............................................................               150,000               154,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $      3,076,000      $      2,405,000
                                                                                 ==================   ===================

               Liabilities and stockholders' equity (deficit)

Current liabilities:

   Accounts payable........................................................      $      1,360,000      $      1,456,000
   Accrued payroll and expenses............................................             1,232,000               536,000
                                                                                 ------------------   -------------------
Total current liabilities..................................................             2,592,000             1,992,000

Long-term liabilities:
   Convertible debt:

    Face value of convertible debt.........................................            12,286,000            12,916,000
    Deferred financing costs and beneficial conversion value...............            (3,413,000)           (5,476,000)
                                                                                 ------------------   -------------------
Total long-term liabilities................................................             8,873,000             7,440,000

Stockholders' equity (deficit):

   Common stock, 75,000,000 shares authorized; 30,055,855 and
      25,564,904 shares issued and outstanding at March 31, 2004 and
      December 31, 2003, respectively......................................           194,677,000           190,586,000
   Notes receivable from officers..........................................              (578,000)             (603,000)
   Deferred compensation...................................................                    --               (16,000)
   Accumulated deficit.....................................................          (202,488,000)         (196,994,000)
                                                                                 ------------------   -------------------
Total stockholders' equity (deficit).......................................            (8,389,000)           (7,027,000)
                                                                                 ------------------   -------------------
Total liabilities and stockholders' equity (deficit).......................      $      3,076,000      $      2,405,000
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




                                                         MIRAVANT MEDICAL TECHNOLOGIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)

                                                                                  Three months ended
                                                                                      March 31,

                                                             ----------------------------------------------------
                                                                       2004                           2003
                                                             ------------------------         -------------------
         Revenues                                                  $         --                  $         --

         Costs and expenses:

            Research and development.....................             2,261,000                     1,875,000
            General and administrative...................             1,724,000                     1,373,000
                                                                ---------------------         -------------------
         Total costs and expenses........................             3,985,000                     3,248,000

         Loss from operations............................            (3,985,000)                   (3,248,000)

         Interest and other income (expense):

            Interest and other income....................                20,000                        20,000
            Interest expense.............................            (1,538,000)                     (106,000)
            Gain (loss) on sale of assets................                 9,000                       (18,000)
                                                                ---------------------         -------------------
         Total net interest and other expense............            (1,509,000)                     (104,000)
                                                                ---------------------         -------------------

         Net loss........................................           $(5,494,000)                 $ (3,352,000)
                                                                =====================         ===================
         Net loss per share - basic and diluted..........           $     (0.20)                 $      (0.14)
                                                                =====================         ===================
         Shares used in computing net loss per share.....            27,251,824                     24,250,735
                                                                =====================         ===================

See accompanying notes.



                          MIRAVANT MEDICAL TECHNOLOGIES
        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICT)
                                   (Unaudited)

                                                                     Notes
                                                                  Receivable
                                            Common Stock               from         Deferred       Accumulated
                                       Shares        Amount        Officers       Compensation      Deficit        Total
                                     ------------ --------------- -------------  --------------- -------------- --------------
Balance at January 1, 2004...........25,564,904  $  190,586,000    $ (603,000)   $    (16,000)     $(196,994,000)  $(7,027,000)
   Comprehensive loss:
      Net loss............................   --              --            --              --         (5,494,000)   (5,494,000)
                                                                                                                  --------------
   Total comprehensive loss...............                                                                          (5,494,000)
  Issuance of restricted shares,
   stock awards and  stock option
   exercises............................264,375         287,000            --              --                --        287,000
  Beneficial conversion  value...........    --         300,000            --              --                --        300,000
  Issuance  of  stock   related  to
   debt    conversions,     warrant
   exercises and interest  payments
   on   debt,   net   of   deferred
   financing costs....................4,137,826       3,214,000            --              --                --      3,214,000
  Value of warrants, options and
   stock awards issued to
   consultants........................   88,750         290,000            --         (73,000)               --        217,000
  Non-cash   interest   on  officer
   notes..............................       --              --       (16,000)              --               --        (16,000)
  Repayments on officer notes,  net
   of    reserve     for    officer
   notes..............................       --              --        41,000               --               --         41,000
   Amortization of deferred
   compensation.......................       --              --            --           89,000               --         89,000
                                     ------------ --------------- -------------  --------------- --------------  --------------
Balance at March 31, 2004............30,055,855   $ 194,677,000     $(578,000)     $        --    $(202,488,000)   $(8,389,000)
                                     ============ =============== =============  =============== ==============  ==============
     See accompanying notes.



                          MIRAVANT MEDICAL TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three months ended March 31,
Operating activities:                                                           2004                    2003
                                                                        -------------------    ----------------------
    Net loss..........................................................   $    (5,494,000)      $        (3,352,000)
    Adjustments to reconcile net loss to net cash used by operating activities:

       Depreciation and amortization..................................            76,000                   146,000
       Amortization of deferred compensation..........................            89,000                   116,000
       (Gain) loss on sale of equipment...............................            (9,000)                   18,000
       Stock awards and restricted stock grants.......................           233,000                    11,000
       Non-cash interest and amortization of deferred
         financing costs on long-term debt............................         1,520,000                    86,000
       Provision (reduction) for employee and officer loans, net of
         non-cash interest on related loans...........................          (100,000)                   13,000
       Changes in operating assets and liabilities:
         Prepaid expenses and other assets............................          (511,000)                  211,000
         Accounts payable and accrued payroll.........................           600,000                   (95,000)
                                                                        -------------------    ----------------------
    Net cash used in operating activities.............................        (3,596,000)               (2,846,000)

Investing activities:

    Purchases of patents..............................................          (120,000)                  (16,000)
    Proceeds from the sale of property, plant and equipment...........            35,000                        --
    Purchases of property, plant and equipment........................           (10,000)                  (85,000)
                                                                        -------------------    ----------------------
    Net cash used in investing activities.............................           (95,000)                 (101,000)

Financing activities:

    Proceeds from convertible note arrangements.......................         2,000,000                 2,910,000
    Proceeds from issuance of common stock and exercise of warrants...         1,698,000                        --
    Payment on short-term debt........................................                --                  (105,000)
    Proceeds from repayment of note to officers.......................           125,000                        --
                                                                        -------------------    ----------------------
    Net cash provided by financing activities.........................         3,823,000                 2,805,000

    Net increase (decrease) in cash and cash equivalents..............           132,000                  (142,000)
    Cash and cash equivalents at beginning of period..................         1,030,000                   723,000
                                                                        -------------------    ----------------------
    Cash and cash equivalents at end of period........................   $     1,162,000       $           581,000
                                                                        ===================    ======================

Supplemental disclosures:

    Cash paid for:
      State taxes.....................................................   $         3,000       $             3,000
                                                                        ===================    ======================
      Interest .......................................................   $         1,000       $           125,000
                                                                        ===================    ======================

Supplemental disclosures on non-cash transactions:

     During  the  quarter  ended  March  31,  2004,  $2.6  million  of the  2003
     Convertible Debt, net of related deferred  financing costs of $1.1 million, converted into 2.6 million shares of Common Stock.

See accompanying notes.


                          MIRAVANT MEDICAL TECHNOLOGIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at March 31, 2004 and for the three month period ended March 31, 2004 and 2003, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company's independent auditors, Ernst & Young LLP, have indicated in their report accompanying the December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question. Through March 31, 2004, the Company had an accumulated deficit of $202.5 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the cost associated with the regulatory review process for the New Drug Application, or an NDA, that we submitted, pre-commercialization expenses for SnET2, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. The Company also expects these operating losses to fluctuate due to its ability to fund the research and development programs as well as the operating expenses of the Company.

     The  Company  is  continuing  its  scaled-back   efforts  in  research  and
     development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of following up on our submitted NDA, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support the Company's cost structure. In April 2004, as discussed in Note 7, the Company entered into a $10.3 million Securities Purchase Agreement, or the 2004 Equity Agreement, with a group of institutional investors. In February 2004, the Company entered into a $2.0 million Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain accredited investors, or the February 2004 Lenders, which provided proceeds of $2.0 million. In August 2003, the Company entered into a Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement, with a group of private accredited investors, or the 2003 Lenders, pursuant to which the Company issued securities to the Lenders in exchange for gross proceeds of $6.0 million. In addition, in December 2002, the Company entered into a $12.0 million Convertible Debt and Warrant Agreement, or 2002 Debt Agreement, with a group of private accredited investors, or the 2002 Lenders. As of May 10, 2004, the Company had borrowed $6.3 million under the 2002 Debt Agreement and there will be no further borrowings under the 2002 Debt Agreement. The Company believes it can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2004. If additional funding is not available when required, the Company's executive management believes that as long as the Company's debt is not accelerated, then the Company has the ability to conserve cash required for operations through December 31, 2004 and into the first quarter of 2005. If the additional funding is not available or only a portion thereof is available, the Company believes that it will have cash required for operations beyond December 31, 2004 by the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. There can be no assurance that the Company will be successful in obtaining additional financing or that financing will be available on favorable terms.

     Effective April 21, 2004, the Company is authorized to issue up to 75,000,000 shares of common stock and up to 30,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders.

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

2.   Comprehensive Loss

     For the three months ended March 31, 2004 and 2003, comprehensive loss was $5.5 million and $3.3 million, respectively. There was no difference between net loss and comprehensive loss for the three months ended March 31, 2004. The difference between net loss and comprehensive loss for the three months ended March 31, 2003, related to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its former affiliate, Xillix Technologies Corp.

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

4.   Convertible Debt Agreements

     In February 2004, the Company entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement, the Company issued $2.0 million worth of convertible debentures maturing on February 5, 2008 with interest accruing at 8% per year, due and payable quarterly, with the first interest payment due on April 1, 2004. At the Company's option, and subject to certain restrictions, the Company may make interest payments in cash or in shares of its Common Stock, or the interest can be added to the outstanding principal of the note. Each convertible debenture issued pursuant to the February 2004 Debt Agreement is convertible at the holder's option into shares of the Company's Common Stock at $2.00 per share. The Company is obligated to file a registration statement with the SEC covering the resale of the shares of Common Stock underlying these convertible debentures no later than April 30, 2004 which it filed on April 22, 2004. Upon the occurrence of certain events of default, the holders of the convertible debentures may require that they be repaid prior to maturity. These events of default include the Company's failure to pay amounts due under the debentures or to otherwise perform any material covenant in the February 2004 Debt Agreement or other related documents. Additionally, under the Emerging Issues Task Force, or EITF, No. 98-5, the Company was required to determine the beneficial conversion value for the notes related to the February 2004 Debt Agreement, or the 2004 Notes. The beneficial conversion value represents the difference between the fair value of the Company's 2004 Notes as of the date of issuance and the intrinsic value, which is the value of the 2004 Notes as converted, as described above. If the intrinsic value of the 2004 Notes exceeds the fair value of the 2004 Notes, then a beneficial conversion value is determined to have been received by the securityholders. Any beneficial conversion value determined is recorded as equity and a reduction to the convertible debt outstanding, which is subsequently amortized to interest expense. The beneficial conversion value was calculated as follows:

          Fair value of the  February  2004 Debt  converted  to Common  Stock on
          February 5, 2004 at $2.30 per share, a 10% discount from the fair value of the Common Stock on the date of issuance as the  underlying  shares are unregistered........................................................$ 2,300,000

          Less:  Intrinsic  value of the February 2004 Debt  converted to Common
          Stock at  $2.00 per share................................................(2,000,000)
                                                                                --------------

                                       Beneficial conversion value.............. $    300,000

                                                                                 =============

     The beneficial conversion value for the 2004 Notes was amortized over the period from the date of note issuance to the period of first available note conversion which was March 25, 2004, therefore the $300,000 of beneficial conversion value was amortized during the quarter ended March 31, 2004. Additionally, the beneficial conversion value from the 2002 Debt Agreement and the 2003 Debt Agreement of $681,000 was amortized during the three months ended March 31, 2004. The amortization on the beneficial conversion value is included in interest expense in the condensed consolidated statement of operations.

     In connection with the Company's 2003 Debt Agreement, during the first quarter of 2004, certain of the 2003 Lenders converted their Notes into shares of the Company's Common Stock. As of March 31, 2004, $2.6 million of the $6.0 million face value of the 2003 Notes outstanding have been converted into 2.6 million shares of Common Stock. The $2.6 million was net of $1.1 million of deferred financing costs. In addition, of the warrants to purchase 4.5 million shares of Common Stock related to the 2003 Debt Agreement, 1,425,000 warrants have been exercised, resulting in proceeds to the Company of $1.4 million.

5.   Stock-Based Compensation

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

     If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:



                                                                 Three months ended March        Three months ended March 31,
                                                                         31, 2004                            2003
      --------------------------------------------------- --- ---------------------------- --- -----------------------------
        Net loss as reported                                     $      (5,494,000)                $       (3,352,000)
        Pro forma stock-based employee compensation
        cost under SFAS No. 123                                           (220,000)                          (259,000)
                                                              ----------------------------     -----------------------------
        Pro forma net loss                                       $      (5,714,000)                $       (3,611,000)
      --------------------------------------------------- --- ---------------------------- --- -----------------------------
        Loss per share - basic and diluted:
           As reported                                           $           (0.20)                $            (0.14)
           Pro forma                                             $           (0.21)                $            (0.15)
      --------------------------------------------------- --- ---------------------------- ---- ---------------------------


6.   Reclassifications

     Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the current period presentation.

7.   Subsequent Events

     In April 2004, the Company entered in a Securities Purchase Agreement, or the 2004 Equity Agreement, with a group of institutional investors, whereby the Company sold 4,564,000 shares of Common Stock at $2.25 per share, resulting in proceeds to the Company of $10.3 million. There were no placement fees associated with the offering and the shares issued were unregistered.

     In May 2004, the Company and the 2002 Lenders agreed to terminate the available borrowing provisions of the 2002 Debt Agreement, which were to expire by June 30, 2004. As May 12, 2004, the Company had borrowed $6.3 million in convertible promissory notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section of the Quarterly Report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements which are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties, including but not limited to statements regarding: our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to raise funds to continue operations; the use of SnET2 to treat wet age-related macular degeneration, or AMD; our ability to meet the covenants of the August 2003 Unsecured Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement; our ability to meet the covenants of the February Unsecured Convertible Debt Purchase Agreement, or the February 2004 Debt Agreement; our ability to resolve any issues or contingencies associated with our New Drug Application, or an NDA, submission with the Food and Drug Administration, or FDA; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq or other national market; our plans to collaborate with other parties and/or license SnET2; our ability to continue to retain employees under our current financial circumstances; our ability to use our laser and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including but not limited to: failure to obtain additional funding in a timely manner, if at all; our failure to comply with the covenants in our 2003 Debt Agreement and/or our February 2004 Debt Agreement, or to the extent we are unable to comply with these covenants, obtain waivers from these covenants, which could lead to a default under those agreements; a failure of our drugs and devices to receive regulatory approval; other parties declining to collaborate with us due to our financial condition or other reasons beyond our control; the failure of our existing laser and delivery technology to prove to be applicable or appropriate for future studies; our failure to obtain the necessary funding to further our research and development activities; and unanticipated changes by the government in its past practices by exercising its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see "Risk Factors", for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

     The following discussion should be read in conjunction with the condensed Consolidated Financial Statements and Notes thereto.

General

     We are a pharmaceutical research and development company specializing in photodynamic therapy, or PDT, a treatment modality based on drugs that respond to light. When activated by light, these drugs induce a photochemical reaction in the presence of oxygen that can be used to locally destroy diseased cells and abnormal blood vessels. We have branded our novel version of PDT technology with the trademark PhotoPoint(R). Our drugs and devices are in various stages of development and have not yet been evaluated for regulatory approval. Our most advanced drug, PhotoPoint SnET2, has completed Phase III clinical trials for the treatment of wet age-related macular degeneration, or AMD, and we are preparing to submit a New Drug Application, or an NDA, for its marketing approval.

     We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $202.5 million as of March 31, 2004. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years, and we believe we will be required to obtain substantial additional debt or equity financing to fund our operations during this time as we seek to achieve a level of revenues sufficient to support our anticipated cost structure. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have continued to adhere to our cost restructuring program we implemented in 2002 which has helped reduce our overall costs. Our ability to achieve sustained profitability depends upon our ability, alone or with others, to receive regulatory approval on our NDA submission for SnET2 in AMD, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of SnET2 and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on the timing of receiving regulatory approval, if at all, for SnET2 in AMD and our ability to establish a collaboration, with a corporate partner or other sales organization, to commercialize SnET2 once regulatory approval is received, if at all. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, sales of SnET2 bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales.

     Our significant funding activities over the last eighteen months have consisted of the following:

     *    A $10.3 million equity financing completed April 23, 2004;
     *    A $2.0 million convertible debt financing completed February 5, 2004;
     * Warrant exercises through May 10, 2004 providing proceeds of $1.4 million;
     * The sale of our investment in an affiliate, Xillix Technologies Corp., or Xillix, in December 2003, providing net cash proceeds of $1.6 million;
     *    A $6.0 million convertible debt financing completed in August 2003;
     * Settlement of our $10.0 million debt with Pharmacia AB, a wholly owned subsidiary of Pfizer, Inc., or Pharmacia, that required a cash payment of $1.0 million; and
     * We have borrowed $6.3 million under a convertible debt financing entered into in December 2002.

     We believe we can raise additional funding to support operations through corporate collaborations or partnerships, through licensing of SnET2 or new products and through public or private equity or debt financings prior to December 31, 2004. However, there can be no assurance that the Company will be successful in obtaining additional financing or that financing will be available on favorable terms. If additional funding is not available when required, and if our debt does not go into default and become immediately due, then we believe we have the ability to conserve cash required for operations through December 31, 2004 by the delay or reduction in scope of one or more of its research and development programs, and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures.

Ongoing Operations

     We have continued our scaled-back efforts in research and development and the preclinical studies and clinical trials of our products. Our primary efforts in 2003 and the first quarter of 2004 have been in preparing a submission of an NDA for marketing approval in AMD for SnET2. We expect over the next year or so, our likely activities and costs to consist of the following:

     * Continuation of work related to our NDA, once accepted for filing by the U.S. Food and Drug Administration, or FDA;
     * Commencement of pre-commercialization activities such as pre-marketing and possible drug and device manufacturing prior to receiving regulatory approval;
     *    Increasing our development activities for our cardiovascular  program;
          and
     *    Review and follow-up of our Phase II dermatology clinical trial.

     The extent of each of these activities will depend on the available funding and resources. Additionally, once requisite regulatory approval has been obtained for SnET2, if at all, substantial additional funding will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure.

     In ophthalmology, our primary focus during 2003 through March 31, 2004, has been the preparation of our NDA for submission for marketing approval of
PhotoPoint SnET2, a new drug for the treatment of AMD. In January 2003, we announced our plans to move forward with preparing our first NDA submission of SnET2, for the treatment of AMD. Our decision came after we completed our analyses of the Phase III AMD clinical data, which we believed showed positive results in a significant number of PhotoPoint SnET2 treated patients versus placebo control patients, and after holding discussions with regulatory consultants and the ophthalmic division of the FDA. Previously, in January 2002, Pharmacia, after a top-line review of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be preparing an NDA with the FDA. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. Additionally, in March 2002 we terminated our license collaboration with Pharmacia. We submitted the NDA on March 31, 2004, seeking marketing approval based on clinical results in the "per protocol" study population. The per protocol population consists of those patients who received the exposure to the SnET2 treatment regimen pre-specified in the clinical study protocol, comprising a smaller number of patients than the total study population. Although there is precedent for FDA approval of drugs based on subgroup populations, including Visudyne(R), the currently approved competitive PDT product for wet AMD, we cannot assure you that the FDA will grant approval for SnET2 based on our per protocol group of patients. Besides the possible use of SnET2 alone or in combination with other therapies, we have identified potential next generation drug compounds for use in various eye diseases. These drugs are in the early stage of development and will not likely begin further development until we obtain additional funding and/or a corporate partner or other collaboration in ophthalmology.

     In our dermatology program, we use a topical gel formulation to deliver MV9411, a proprietary photoreactive drug, directly to the skin. In July 2001, we completed a Phase I dermatology clinical trial and, in January 2002, we commenced a Phase II clinical trial with MV9411 for potential use in the treatment of plaque psoriasis, a chronic dermatological condition for which there is no known cure. Plaque psoriasis is a disease marked by hyperproliferation of the epidermis, resulting in inflamed and scaly skin plaques. The Phase II clinical trial is expected to be closed out in 2004 with an analysis of the clinical trial results to follow. Our continuation of the dermatology development program will depend on the results of the clinical trials and other factors such as available funding and personnel.

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


                                                                                                    Estimate of Completion
                Program              Description/Indication            Phase of Development                of Phase
         ---------------------    ------------------------------    ----------------------------    ------------------------
             Ophthalmology                 AMD (SnET2)                 Acceptance of our NDA                Q2 2004
                                                                       submission to the FDA
                                       New drug compounds                Research studies

                                                                                                          Completed
              Dermatology              Psoriasis (MV9411)                    Phase II                        2004

            Cardiovascular          VP and Restenosis (MV0633
               disease                and other compounds)              Preclinical studies                   **

                                        AV Graft (MV2101)               Preclinical studies                   **

               Oncology                  Tumor research                  Research studies                     **
                                             (MV 6401)


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

     Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to license and pursue further development of SnET2 for AMD or other disease indications, our ability to complete our submission of an NDA for SnET2, our ability to reduce operating costs as needed, our ability to regain our listing status on Nasdaq or other national stock market exchange and various other economic and development factors, such as the cost of the programs, reimbursement and the available alternative therapies, we may or may not elect or be able to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

     Results of Operations

     Revenues. We had no revenues for the three months ended March 31, 2004 and 2003.

     Historically, we have recorded limited revenues for the sale of our bulk active pharmaceutical ingredient and license income for the reimbursement of out-of-pocket expenses incurred under license agreements. Any future revenue will likely be related to new collaborative agreements, and royalties or revenues from drug and device sales upon regulatory approval and subsequent commercial sales, if any.

     Research and Development. Research and development costs are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of costs incurred by outside providers and consultants for preclinical studies, clinical trials and related clinical drug and device development and manufacturing costs, drug formulation expenses, NDA preparation services and other research and development expenditures. Indirect costs consist of internally generated costs from salaries and benefits, overhead and facility costs, and other support services. Our research and development expenses increased from $1.9 million for the three months ended March 31, 2003 to $2.3 million for the same period in 2004. The slight increase in research and development expenses is specifically related to the activities associated with the preparation and compilation of the submission of our NDA. Research and development expenses for the three months ended March 31, 2003 and 2004 related primarily to payroll, payroll taxes, employee benefits and allocated operating costs. Additionally, the Company incurred research and development expenses for:

     *    Preparation of our NDA submission for SnET2 in AMD;
     * Work associated with the development of new devices, delivery systems, drug compounds and formulations for the dermatology and cardiovascular programs; and
     * Preclinical studies and clinical trial costs for our Phase II dermatology program.

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

                                                                           Three months ended March 31,
                     ------------------------------------------    ---------------------------------------------
                                      Program                             2004                     2003
                     ------------------------------------------    --------------------    ---------------------
                     Direct costs:

                          Ophthalmology..............                      $   695,000              $   196,000
                          Dermatology................                           42,000                  156,000
                          Cardiovascular disease.....                           35,000                  185,000
                          Oncology...................                             --                      7,000
                                                                   --------------------    ---------------------
                     Total direct costs..............                      $   772,000              $   544,000

                     Indirect costs .................                        1,489,000                1,331,000
                                                                   --------------------    ---------------------
                     Total research and development costs                  $ 2,261,000              $ 1,875,000
                                                                   ====================    =====================


     Ophthalmology. Our direct ophthalmology program costs have increased from $196,000 for the three months ended March 31, 2003 to $695,000 for the same period in 2004. Costs incurred for the ophthalmology program have consisted of costs incurred from consultants and contract research organizations for assistance in the preparation of the NDA submitted on March 31, 2004. The costs incurred and the increase for the three month period ended March 31, 2004 are specifically related to the final preparation and compilation of the NDA filing for SnET2 in AMD.

     Dermatology. Our direct dermatology program costs decreased from $156,000 for the three months ended March 31, 2003 to $42,000 for the same period in 2004. Costs incurred in the dermatology program include expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase II clinical trial expenses. The decrease for the three months ended March 31, 2004 as compared to the same period in 2003 is related to the decrease in patient treatments in the Phase II clinical trial compared to 2003.

     Cardiovascular Disease. Our direct cardiovascular disease program costs decreased from $185,000 for the three months ended March 31, 2003 to $35,000 for the same period in 2004. Our cardiovascular disease program costs include expenses for the development of new drug compounds and light delivery devices, drug formulation costs, drug and device manufacturing expenses and internal and external preclinical study costs. The decrease from 2004 to 2003 is related to a decrease in the development and manufacturing activities for drug and devices used in the preclinical studies and a reduction in the preclinical studies performed.

     Oncology. Our direct oncology program costs have decreased from $7,000 for the three months ended March 31, 2003 to zero for the same period in 2004. Our oncology program costs had primarily consisted of costs for internal and external preclinical studies and expenses for the early development of new drug compounds. The decrease in oncology program costs from 2004 to 2003 is related to our decision to temporarily utilize resources toward our preparation of our NDA for ophthalmology rather than for discovery and research programs in oncology.

     Indirect Costs. Our indirect costs have increased from $1.3 million for the three months ended March 31, 2003 to $1.5 million for the same period in 2004. Generally, the increase from 2004 to 2003 was attributed to an increase in employee wages which were adjusted for the first time since 2001. This was offset by a slight decrease in costs related to the downsizing of facilities and related reduction in overhead costs.

     We expect that future research and development expenses may fluctuate depending on available funds, continued expenses incurred related to our regulatory review process for the NDA, pre-commercialization costs for drug and devices manufacturing, costs for preclinical studies and clinical trials in our ophthalmology, dermatology, cardiovascular, oncology and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, results obtained from our ongoing preclinical studies and clinical trials and the expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of existing or the commencement of new preclinical studies and clinical trials and the development of new drug compounds and formulations.

     General and Administrative. Our general and administrative expenses have increased from $1.4 million for the three months ended March 31, 2003 to $1.7 million for the same period in 2004. General and administrative expenses for the three months ended March 31, 2003 and 2004 related primarily to payroll related expenses, operating costs such as rent, utilities, professional services and insurance costs and non-cash expenses such as stock compensation and depreciation. In the first quarter, the employee and overhead related expenses increased from 2003 as compared to 2004 due to the increase in employee wages which were adjusted for the first time since 2001 and an increase in stock compensation costs. The increase in costs was offset by a decrease in facility related costs due to the reduction in facilities.

     We expect future general and  administrative  expenses to remain consistent with the  first  quarter  of 2004  although  they  may  fluctuate  depending  on available funds, and the need to perform our own pre-marketing, marketing and sales activities, the support required for research and development activities, the costs associated with potential financing and partnering activities, continuing corporate development and professional services, facility and overhead costs, compensation expense associated with employee stock bonuses and stock options and warrants granted to consultants and expenses for general corporate matters.

     Interest and Other Income. Interest and other income remained consistent at $20,000 for the three months ended March 31, 2003 and March 31, 2004. Interest and other income amounts are derived from interest earned on cash and marketable securities earning interest. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

     Interest Expense. Interest expense significantly increased from $106,000 for the three months ended March 31, 2003 to $1.5 million for the three months ended March 31, 2004. The increase is primarily related to the continued amortization of the beneficial conversion value from the 2004, 2003 and 2002 Debt Agreements. Under the EITF No. 98-5, we were required to determine the beneficial conversion value for the February 2004 Debt Agreement, the 2003 Debt Agreement and the 2002 Debt Agreement. The beneficial conversion value represents the difference between the fair value of our Common Stock on the date of the first available conversion and the intrinsic value, which is the value of the various notes on as converted assumption and the value of detachable warrant issued. The remaining beneficial conversion value from the 2003 Debt Agreement and 2002 Debt Agreement of $681,000 was amortized during the three months ended March 31, 2004. Additionally, a $300,000 beneficial conversion value associated with the 2004 February Debt Agreement was recorded and amortized during the three months ended March 31, 2004. These amounts were recorded as interest expense. The remaining increase in interest expense for 2004 compared to the same period in 2003 related to an increase in interest expense from borrowings under the 2002 Debt Agreement, 2003 Debt Agreement and the 2004 February Debt Agreement and the related amortization of deferred financing costs associated with those agreements of $273,000. Interest expense for the three months ended March 31, 2003 consisted primarily of interest expense related to the 2002 Debt Agreement. The level of interest expense in future periods is expected to fluctuate depending on the levels of outstanding debt.

Liquidity and Capital Resources

     Since inception through March 31, 2004, we have accumulated a deficit of approximately $202.5 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering and credit arrangements. As of March 31, 2004, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $241.3 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of March 31, 2004, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     Subsequent  to  March  31,  2004,  we  entered  in  a  Securities  Purchase
Agreement, or the 2004 Equity Agreement, with a group of institutional investors, whereby we sold 4,564,000 shares of Common Stock at $2.25 per share, resulting in proceeds to us of $10.3 million. There were no placement fees associated with the offering and the shares issued were unregistered. On April 22, 2004, we filed a registration statement with the SEC to cover the resale of these shares of Common Stock with the SEC.

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

     In August 2003, we entered into a Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement, with a group of private accredited investors, or the 2003 Lenders, pursuant to which we issued securities to the 2003 Lenders in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, the debt can be converted, at the 2003 Lender's option after the registration of the underlying stock, at $1.00 per share into our Common Stock. We issued separate convertible promissory notes, which are referred to as the 2003 Notes, to each 2003 Lender and the 2003 Notes earn interest at 8% per annum and are due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in-kind at our option. Under certain circumstances each 2003 Note can be prepaid by us prior to the maturity date or prior to conversion. The 2003 Notes also have certain default provisions which can cause the 2003 Notes to become accelerated and due immediately upon notice by the 2003 Lenders. If the 2003 Notes are declared to be due prior to their scheduled maturity date, it is unlikely we will be able to repay these notes and it may force us to significantly reduce or cease operations or negotiate unfavorable terms for repayment. In connection with our 2003 Debt Agreement, during the first quarter of 2004 certain of the 2003 Lenders converted their Notes into shares of our Common Stock. As of May 12, 2004, $2.6 million of the Notes have been converted into 2.6 million shares Common Stock.

     In connection with the 2003 Debt Agreement, we also issued to the 2003 Lenders warrants to purchase an aggregate of 4,500,000 shares of our Common Stock. Each Lender received two warrants. The first warrant is for the purchase of one-half (1/2) of a share of our Common Stock for every $1.00 principal amount of debt under the 2003 Debt Agreement. The second warrant is for the purchase of one-quarter (1/4) of a share of our Common Stock for every $1.00 principal amount of debt under the 2003 Debt Agreement. The exercise price of each warrant is $1.00 per share and the warrants will terminate on August 28, 2008, unless previously exercised. We can force the exercise of the one-quarter share warrant under certain circumstances. In accordance with the registration rights related to the 2003 Debt Agreement, in October 2003 we registered, as required, certain shares underlying the convertible promissory notes and the shares underlying the warrants for certain note holders. In addition, of the 4.5 million warrants issued, 1,425,000 warrants have been exercised through May 12, 2004, resulting in proceeds to Miravant of $1.4 million.

     In December 2002, we entered into a $12.0 million Convertible Debt and Warrant Agreement, or the 2002 Debt Agreement, with a group of private accredited investors, or the 2002 Lenders. This available borrowing provisions of this agreement were terminated in May 2004. As of March 31, 2004, we have borrowed $6.3 million and there will be no further borrowings under this agreement. Additionally, in connection with each borrowing we have issued warrants to purchase a total of 1,575,000 shares of our Common Stock at an exercise price of $1.00 per share. We also issued an origination warrant for the purchase of 250,000 shares at an exercise price of $0.50 per share. All of these warrant issued expire on December 31, 2008.

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

Statement of Cash Flows

     For the three months ended March 31, 2003 net cash used in operations was $2.8 million compared to $3.6 million used during the three months ended March 31, 2004. The increase in cash used for operations from 2004 compared to 2003 was due to an increase in operating costs and prepaid expenses due to a refundable filing fee of $573,000 made for our NDA submission.

     For the three months ended March 31, 2003, net cash used in investing activities was $101,000 compared to $95,000 for the same period in 2004. Cash used in investing activities for both periods consisted primarily of the purchases of patents and property, plant and equipment.

     The net cash provided by financing activities for the three months ended March 31, 2003 was $2.8 million compared to $3.8 million for the same period in 2004. The cash provided by financing activities for 2003 primarily related to the net proceeds received from the three monthly $1.0 million borrowings under the December 2002 Debt Agreement received during the quarter. The cash provided by financing activities for 2004 primarily related to the $2.0 million from the 2004 Debt Agreement and the $1.4 million received from warrant exercises.

     We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to obtain regulatory acceptance of the NDA submission and subsequent approval;
     *    The cost of performing pre-commercialization activities;
     * Our ability to establish additional collaborations and/or license SnET2 or our other new products;
     * Our ability to continue our efforts to conserve our use of cash, while continuing to advance programs;
     * Our ability to meet our obligations under the 2002 Debt Agreement, 2003 Debt Agreement and February 2004 Debt Agreement;
     *    The viability of SnET2 for future use;
     * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
     *    Our ability to regain our listing status on Nasdaq;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     As of March 31, 2004, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We are continuing our scaled-back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of following up on our submitted NDA, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. We believe we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2004. If additional funding is not available when required, we believe that as long as our debt is not accelerated, then we have the ability to conserve cash required for operations through December 31, 2004 and into the first quarter of 2005. If the additional funding is not available or only a portion thereof is available, we believe that we will have cash required for operations beyond December 31, 2004 by the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. There can be no assurance that the Company will be successful in obtaining additional financing or that financing will be available on favorable terms.

     Our ability to raise funds has become more difficult as our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     * Our ability to successfully receive acceptance of our NDA submission for SnET2;
     *    The outcome from the FDA on the potential NDA filing;
     * The potential future use of SnET2 for ophthalmology or other disease indications;
     * Our ability to successfully raise funds in the near future through public or private equity or debt financings, or establish collaborative arrangements or raise funds from other sources;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * The future development and results of our Phase II dermatology clinical trial and our ongoing cardiovascular and oncology preclinical studies;
     * The amount of funds received from outstanding warrant and stock option exercises, if any; and
     * Our ability to maintain, renegotiate, or terminate our existing collaborative arrangements.

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

     We have incurred significant losses since our inception in 1989 and, as of March 31, 2004, had an accumulated deficit of approximately $202.5 million. In each of the last three years, we have increased our borrowings through the sale of various debt instruments in order to sustain our business operations. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years, and we believe we will be required to obtain substantial additional debt or equity financing to fund our operations during this time as we seek to achieve a level of revenues sufficient to support our anticipated cost structure. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have continued to adhere to our cost restructuring program we implemented in 2002 which has helped reduce our overall costs. Our ability to achieve and sustain profitability depends upon our ability, alone or with others, to receive regulatory approval on our NDA submission for SnET2 in AMD, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of SnET2 and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on the timing of receiving regulatory approval, if at all, for SnET2 in AMD and our ability to establish a collaboration with a corporate partner or other sales organization to commercialize SnET2 once regulatory approval is received, if at all. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, SnET2 bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales.

EVEN THOUGH WE RAISED $10.3 MILLION IN APRIL 2004, WE WILL LIKELY NEED ADDITIONAL FUNDS IN 2005 TO CONTINUE OUR OPERATIONS, AND IF WE FAIL TO OBTAIN ADDITIONAL FUNDING, WE WOULD BE FORCED TO SIGNIFICANTLY SCALE BACK OR CEASE OPERATIONS.

     We are continuing our scaled-back efforts in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing and the follow-up associated with the NDA submission for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization and manufacturing activities prior to receiving regulatory approval, has required and will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will likely be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure.

     The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to obtain regulatory acceptance of the NDA submission and subsequent approval;
     *    The cost of performing pre-commercialization activities;
     * Our ability to establish additional collaborations and/or license SnET2 or our other new products;
     * Our ability to continue our efforts to conserve our use of cash, while continuing to advance programs;
     * Our ability to meet our obligations under the 2002 Debt Agreement, 2003 Debt Agreement and February 2004 Debt Agreement;
     *    The viability of SnET2 for future use;
     * Our ability to raise equity financing or use stock awards for employee and consultant compensation;
     *    Our ability to regain our listing status on Nasdaq;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     We believe that as a result of our $10.3 million funding in April 2004, we will have sufficient cash to fund operations through December 31, 2004 and into the first quarter of 2005. If we are unable to raise funds when we may need them we believe we can delay or reduce in scope one or more of our research and development programs and to adjust, defer or reduce salaries of employees and to reduce operating facilities and overhead expenditures.

     We continue to seek additional capital needed to fund our operations through corporate collaborations or partnerships, through licensing of SnET2 or new products and through public or private equity or debt financings. Our inability to obtain additional financing would adversely affect our business and could cause us to significantly scale back or cease operations. If we are successful in obtaining additional equity or convertible debt financing this is likely to result in significant dilution to our stockholders. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by our current stockholders.

WE ARE HIGHLY LEVERAGED, OUR RECENT DEBT AND EQUITY AGREEMENTS HAVE FURTHER DILUTED OUR EXISTING STOCKHOLDERS AND OUR DEBT SERVICE REQUIREMENTS MAKE US VULNERABLE TO ECONOMIC DOWNTURN AND IMPOSE RESTRICTIONS ON OUR OPERATIONS.

     The face amount of our debt outstanding was approximately $11.7 million as of May 10, 2004. There is no certainty that our cash balance and our financing arrangements, will be sufficient to finance our operating requirements, and our indebtedness may restrict our ability to obtain additional financing in the future. The issuance of additional shares of common stock in April 2004 and warrants to purchase Common Stock in connection with the 2002 and 2003 Debt Agreements and related negotiations with existing debtors has resulted in the issuance of significant amounts of securities which has a dilutive effect on our existing stockholders. Also, we are highly leveraged, which may place us at a competitive disadvantage and makes us more susceptible to downturns in our business in the event our cash balances are not sufficient to cover our debt service requirements. In addition, the February 2004 Debt Agreement, the 2003 Debt Agreement and the 2002 Debt Agreement contain certain covenants that impose operating and financial restrictions on us. These covenants may affect our ability to conduct operations to raise additional financing or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default.

OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON REGULATORY APPROVAL AND SUCCESSFUL COMMERCIALIZATION OF SNET2. IF OUR SUBMISSION FOR SNET2 DOES NOT SUPPORT THE ACCEPTANCE FOR FILING OR APPROVAL OF THE NDA BY THE FDA FOR ANY REASON, OUR BUSINESS WILL BE SUBSTANTIALLY HARMED. ADDITIONALLY, WE CANNOT BE ASSURED THAT WE WILL BE ABLE TO MAINTAIN OUR FAST-TRACK DESIGNATION WITH THE FDA BECAUSE OF SUBSEQUENT FDA APPROVALS RECEIVED FOR THE TREATMENT OF AMD TO THIRD PARTIES.

     Within 75 days of our NDA submission, the FDA will make a determination to accept or refuse to file the NDA and, if accepted, will designate its review status. We cannot guarantee the FDA will accept our NDA for filing. In the event that the FDA does not accept our NDA for fling, we may be required to provide additional information or conduct additional clinical trials before resubmitting our NDA and before the FDA may accept our NDA for substantive review. If this occurs, there is likely to be a substantial delay in the approval process and it is less likely that SnET2 will be approved. This delay would have an immediate material adverse effect on our business and would likely further depress the price of our stock.

     Even if the FDA accepts our submission for filing, the FDA may not ultimately approve our NDA for SnET2. This approval process may take a significant amount of time and the FDA's approval, if any, may be contingent upon satisfying additional requirements. For instance, the FDA may require follow-up clinical trials or pre-clinical studies prior to final approval, which may be costly and may cause a significant delay in the timing of receiving FDA approval. If the FDA does approve this NDA, the approved label claims could be for a limited market, resulting in smaller than expected markets and revenue. Additionally, we received a fast-track designation on our clinical program in 1998 primarily due to the lack of an existing approved treatment for AMD. Subsequently, there has been an approval by the FDA for the treatment of a specific portion of the AMD disease, thus, there can be no guarantee that we will be able to maintain our fast-track designation, and related benefits, from the FDA, which may further delay the timing of a potential FDA approval. Any delay in receiving FDA approval further limits our ability to begin market commercialization and harms our on-going funding requirements and our business. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

AS A RESULT OF OUR SHARES BEING DELISTED FROM TRADING ON NASDAQ, OUR ABILITY TO RAISE ADDITIONAL CAPITAL MAY BE LIMITED OR IMPAIRED.

     We were delisted by Nasdaq on July 11, 2002 and our Common Stock began trading on the Over-The-Counter Bulletin Board(R), or OTCBB, effective as of the opening of business on July 12, 2002. Our management continues to review our ability to regain our listing status with Nasdaq or other national stock market exchange, however, we cannot guarantee we will be able to raise the additional capital needed or to increase the current trading price of our Common Stock to allow us to meet the relisting requirements for the Nasdaq National Market or the Nasdaq Small Cap Market or other national stock market exchange on a timely basis, if at all, and there is no guarantee that any of the stock market exchanges would approve our relisting request even if we met all the listing requirements. Our ability to obtain additional funding, beyond our current funding agreements is impeded by a number of factors including that fact that our Common Stock is currently being traded on the OTCBB and may prevent us from obtaining additional financing as required in the near term on favorable terms or at all.

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

     All of our drug and device products currently under development will require extensive preclinical studies and/or clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products, except SnET2, have completed testing for efficacy or safety in humans, and none of our products, including SnET2, have been approved for any purpose by the FDA. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

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

     Data already obtained from preclinical studies and clinical trials of our products under development do not necessarily predict the results that will be obtained from future preclinical studies and clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies like us, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. Moreover, our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory approval of the potential product and would materially harm our business.

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the year ended December 31, 2003, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From January 1, 2003 to May 10, 2004, our Common Stock price, per Nasdaq and OTCBB closing prices, has ranged from a high of $4.10 to a low of $0.71.

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations could be the result of the following:

     *    The acceptance for filing of our NDA for SnET2 in AMD by the FDA;
     * The results of the FDA review of our NDA submission and our ability to receive approval from the FDA for commercialization;
     * Announcements concerning Miravant or our collaborators, competitors or industry;
     * Our ability to successfully establish new collaborations and/or license SnET2 or our other new products;
     * The impact of dilution from past or future equity or convertible debt financings;
     * The results of our testing, technological innovations or new commercial products;
     * The results of our testing, technological innovations or new commercial products;
     * The results of preclinical studies and clinical trials by us or our competitors;
     *    Technological innovations or new therapeutic products;
     *    Our ability to regain our listing status on Nasdaq;
     * Public concern as to the safety, efficacy or marketability of products developed by us or others;
     *    Comments by securities analysts;
     *    The achievement of or failure to achieve certain milestones;
     *    Litigation,  such as from stockholder lawsuits or patent infringement;
          and
     * Governmental regulations, rules and orders, or developments concerning safety of our products.

     In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many emerging pharmaceutical and medical device companies for reasons frequently unrelated or disproportionate to the performance of the specific companies. If these broad market fluctuations cause the trading price of our Common Stock to decline further, we may be unable to obtain additional capital that we may need through public or private financing activities and our stock may not be relisted on Nasdaq, further exacerbating our ability to raise funds and limiting our stockholders' ability to sell their shares. Because outside financing is critical to our future success, large fluctuations in our share price that harm our financing activities could cause us to significantly alter our business plans or cease operations altogether.

WE MAY RELY ON THIRD PARTIES TO ASSIST US WITH THE REGULATORY REVIEW PROCESS FOR THE NDA, IF NEEDED, AND TO CONDUCT CLINICAL TRIALS ON OUR PRODUCTS, AND IF THESE RESOURCES FAIL, OUR ABILITY TO COMPLETE THE NDA REVIEW PROCESS OR SUCCESSFULLY COMPLETE CLINICAL TRIALS WILL BE ADVERSELY AFFECTED AND OUR BUSINESS WILL SUFFER.

     To date, we have limited experience in conducting clinical trials. We have relied on Parexel International, a large clinical research organization, or CRO, as well as numerous other consultants, to assist in preparation of our NDA, which we submitted to the FDA on March 31, 2004. Additionally, we relied on Pharmacia, our former corporate partner, and Inveresk, Inc., formerly ClinTrials Research, Inc., a CRO, to complete our Phase III AMD clinical trials and we currently rely on a Parexel International for our Phase II dermatology clinical trials. We may need to rely on Parexel International and other consultants and third parties to complete the review of the NDA by the FDA. We will either need to rely on third parties, including our collaborative partners, to design and conduct any required clinical trials or expend resources to hire additional personnel or engage outside consultants or contract research organizations to administer current and future clinical trials. We may not be able to find appropriate third parties to design and conduct clinical trials or we may not have the resources to administer clinical trials in-house. The failure to have adequate resources for completing the review process of the NDA, and conducting and managing clinical trials will have a negative impact on our ability to develop marketable products and would harm our business. Other CROs may be available in the event that our current CROs fail; however there is no guarantee that we would be able to engage another organization in a timely manner, if at all. This could cause delays in our clinical trials and our development programs, which could materially harm our business.

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

     We cannot make assurances that we will obtain or maintain adequate levels of patient enrollment in current or future clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could result in slower introduction of our potential products, a reduction in our revenues and may prevent us from becoming profitable. In addition, the FDA may suspend clinical trials at any time if, among other reasons, it concludes that patients participating in such trials are being exposed to unacceptable health risks. Failure to obtain and keep patients in our clinical trials will delay or completely impede test results, which will negatively impact the development of our products and prevent us from becoming profitable.

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

WE HAVE LIMITED MANUFACTURING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES. IF WE ARE UNABLE TO MAINTAIN AND DEVELOP OUR PAST MANUFACTURING CAPABILITY, OR IF WE ARE UNABLE TO FIND SUITABLE THIRD PARTY MANUFACTURERS AND OUR OPERATING RESULTS COULD SUFFER.

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

     We currently have the capacity, in conjunction with our manufacturing suppliers Fresenius and Iridex, to manufacture products at certain commercial levels and we believe we will be able to do so under GMPs with subsequent FDA approval. If we receive FDA or other regulatory approval, we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we will need to expend substantial funds, hire and retain significant additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our commercial product sales, as well as our overall business growth could be limited, which in turn could prevent us from becoming profitable or viable as a business. We are currently the sole manufacturer of bulk API for SnET2, Fresenius is the sole manufacturer of the final dose formulation of SnET2 and Iridex is currently the sole supplier of the light producing devices used in our AMD clinical trials. All currently have commercial quantity capabilities. At this time, we have no readily available back-up manufacturers to produce the bulk API for SnET2, or the final formulation of SnET2 at commercial levels or back-up suppliers of the light producing devices. If Fresenius could no longer manufacture for us or Iridex was unable to supply us with devices, we could experience significant delays in production or may be unable to find a suitable replacement, which would reduce our revenues and harm our ability to commercialize our products and become profitable.

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

     From time to time, we maintain a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments, we are not subject to significant interest rate risk.

     The convertible notes issued under the 2002 and 2003 Debt Agreements have fixed interest rates of 9.4% and 8%, respectively, which is payable quarterly in cash or Common Stock. The principal amounts of the 2002 and 2003 Notes will be due December 31, 2008 and August 28, 2006, respectively, and these notes can be converted to Common Stock at the option of the holder. The Company believes it is not subject to significant interest risk due to its fixed rates on its debt.

ITEM 4.   CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

     In February 2004, the Company entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement, the Company issued $2.0 million worth of convertible debentures maturing on February 5, 2008 with interest accruing at 8% per year, due and payable quarterly, with the first interest payment due on April 1, 2004. At the Company's option and subject to certain restrictions, the Company may make interest payments in cash or in shares of its Common Stock, or the interest can be added to the outstanding principal of the note. Each convertible debenture issued pursuant to the February 2004 Debt Agreement is convertible at the holder's option into shares of the Company's Common Stock at $2.00 per share. The Company is obligated to file a registration statement with the SEC covering the resale of the shares of Common Stock underlying these convertible debentures no later than April 30, 2004 which it filed on April 22, 2004. Upon the occurrence of certain events of default, the holders of the convertible debentures may require that they be repaid prior to maturity. These events of default include the Company's failure to pay amounts due under the debentures or to otherwise perform any material covenant in the February 2004 Debt Agreement or other related documents.

     Our Board of Directors and in March 2004, our stockholders, approved and amendment and restatement to our certificate of incorporation to increase the number of shares of common stock and preferred stock we are authorized to issue to 75,000,000 and 30,000,000 shares, respectively. The amended and restated certificate was filed with and accepted by the Secretary of State of Delaware on April 21, 2004. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 25, 2004, the Company held a Special Meeting of Stockholders.

The stockholders approved the following proposal:



                                                         Votes             Votes                                Broker
                                                          For             Against          Abstained           Non-Votes
                                                     --------------    --------------    ---------------    ----------------

1.   Proposal to Amend and Restate the Company's
     certificate of incorporation to increase the
     authorized number of shares of Common Stock
     from 50,000,000 to 75,000,000 and to increase
     the authorized number of Preferred Stock from
     20,000,000 to 30,000,000.                          14,316,753          447,167             21,217
                                                                                                                        --




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.         Description

     Exhibit 3.1 Amended and Restated Articles of Incorporation dated April 21, 2004 (incorporated by reference to Exhibit 3.1 of Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-2 filed on April 29, 2004) (SEC File No. 333-114698).

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

                           On February 12, 2004, we filed a Form 8-K to report that we entered into an Unsecured Debenture Purchase Agreement.

                           On April 1, 2004, we filed a Form 8-K to report that on March 31, 2004 we submitted a New Drug Application
                           (NDA) to the U.S. Food and Drug Administration (FDA) seeking marketing approval of SnET2-PDT as a new treatment for patients with wet age-related macular degeneration (AMD).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                          Miravant Medical Technologies

Date:    May 13, 2004                           By: /s/   John M. Philpott
                                                 -----------------------
                                                          John M. Philpott
                                                         Chief Financial Officer
                                                (on behalf of the Company and as
                                                 Principal Financial Officer and
                                                  Principal Accounting Officer)