Form 10-Q
period 2004-06-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 2004-08-13
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2004

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



                                                                                                Page

Item 1.           Condensed Consolidated Financial Statements

                  Condensed consolidated balance sheets as of June 30, 2004 and
                    December 31, 2003..........................................................   3
                  Condensed consolidated statements of operations for the three and
                   six months ended June 30, 2004 and 2003.....................................   4
                  Condensed consolidated statement of stockholders' equity (deficit)
                   for the six months ended June 30, 2004......................................   5
                  Condensed consolidated statements of cash flows for the six
                   months ended June 30, 2004 and 2003.........................................   6
                  Notes to condensed consolidated financial statements.........................   7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................................   12

Item 3.           Qualitative and Quantitative Disclosures About Market Risk...................   39

Item 4.           Controls and Procedures......................................................   39

                           PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds....................................   40

Item 4.           Submission of Matters to a Vote of Security Holders..........................   40

Item 6.           Exhibits and Reports on Form 8-K.............................................   42

                  Signatures...................................................................   42


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                      June 30,          December 31,
                                    Assets                                              2004                  2003
                                                                                 ------------------   -------------------
Current assets:                                                                      (Unaudited)
   Cash and cash equivalents...............................................      $      5,390,000     $       1,030,000
   Marketable securities...................................................             2,994,000                    --

   Prepaid expenses and other current assets...............................               164,000               298,000
                                                                                 ------------------   -------------------
Total current assets.......................................................             8,548,000             1,328,000

Property, plant and equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,392,000             1,393,000
   Equipment...............................................................             4,672,000             5,200,000
   Leasehold improvements..................................................             2,721,000             2,720,000
                                                                                 ------------------   -------------------
                                                                                        8,813,000             9,341,000
   Accumulated depreciation................................................            (8,668,000)           (9,125,000)
                                                                                 ------------------   -------------------
                                                                                          145,000               216,000

Patents, net...............................................................               890,000               707,000
Other assets...............................................................                95,000               154,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $      9,678,000      $      2,405,000
                                                                                 ==================   ===================

               Liabilities and stockholders' equity (deficit)

Current liabilities:
   Accounts payable........................................................      $      1,110,000      $      1,456,000
   Accrued payroll and expenses............................................               770,000               536,000
                                                                                 ------------------   -------------------
Total current liabilities..................................................             1,880,000             1,992,000

Long-term liabilities:
   Convertible debt:
    Face value of convertible debt.........................................            11,845,000            12,916,000
    Deferred financing costs and beneficial conversion value...............            (3,163,000)           (5,476,000)
                                                                                 ------------------   -------------------
Total long-term liabilities................................................             8,682,000             7,440,000

Stockholders' equity (deficit):

   Common stock, 75,000,000 shares authorized; 35,111,810 and 25,564,904 shares issued and outstanding at June 30, 2004 and December 31, 2003,
      respectively.........................................................           205,822,000           190,586,000
   Notes receivable from officers..........................................              (516,000)             (603,000)
   Deferred compensation...................................................                    --               (16,000)
   Accumulated deficit.....................................................          (206,190,000)         (196,994,000)
                                                                                 ------------------   -------------------
Total stockholders' equity (deficit).......................................              (884,000)           (7,027,000)
                                                                                 ------------------   -------------------
Total liabilities and stockholders' equity (deficit).......................      $      9,678,000      $      2,405,000
                                                                                 ==================   ===================


See accompanying notes.



                                                         MIRAVANT MEDICAL TECHNOLOGIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  (Unaudited)

                                                           Three months ended June 30,            Six months ended June 30,
                                                            2004                2003              2004                 2003
                                                     -----------------   ----------------- ----------------     ----------------

         Revenues.................................    $           --      $           --     $         --         $         --

         Costs and expenses:
            Research and development..............         1,647,000           1,859,000        3,908,000            3,733,000
            General and administrative............         1,587,000           1,578,000        3,311,000            2,951,000
                                                     -----------------   ----------------- ----------------     ----------------
         Total costs and expenses.................         3,234,000           3,437,000        7,219,000            6,684,000

         Loss from operations.....................        (3,234,000)         (3,437,000)      (7,219,000)          (6,684,000)

         Interest and other income (expense):
            Interest and other income.............            24,000             18,000            44,000               38,000
            Interest expense......................          (517,000)          (262,000)       (2,056,000)            (368,000)
            Gain (loss) on sale of property, plant
              and equipment.......................            26,000            (42,000)           35,000              (60,000)
                                                     -----------------   -----------------    -------------     ----------------
         Total net interest and other income
           (expense)...............................        (467,000)           (286,000)       (1,977,000)            (390,000)
                                                     -----------------   ----------------- ----------------     ----------------

         Net loss.................................    $  (3,701,000)       $ (3,723,000)     $ (9,196,000)        $ (7,074,000)
                                                     ==================   ================= ================     ================
         Net loss per share - basic and diluted...    $       (0.11)       $      (0.15)     $      (0.30)        $      (0.29)
                                                     ==================   ================= ================     ================
         Shares used in computing net loss per
           share..................................       33,048,546         24,281,353         30,158,452           24,266,128
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


                          MIRAVANT MEDICAL TECHNOLOGIES

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICT)
                                   (Unaudited)



                          MIRAVANT MEDICAL TECHNOLOGIES
        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICT)
                                   (Unaudited)

                                                                     Notes
                                                                  Receivable
                                            Common Stock               from         Deferred       Accumulated
                                       Shares        Amount        Officers       Compensation      Deficit        Total
                                     ------------ --------------- -------------  --------------- -------------- --------------
Balance at January 1, 2004...........25,564,904  $  190,586,000    $ (603,000)   $    (16,000)     $(196,994,000)  $(7,027,000)
   Comprehensive loss:
      Net loss.......................        --              --            --              --         (9,196,000)   (9,196,000)
                                                                                                                  --------------
   Total comprehensive loss..........                                                                               (9,196,000)
  Issuance of shares for restricted
   shares, stock awards and  stock
   option and warrant exercises......   331,578         389,000            --              --                --        389,000
  Issuance of stock at $2.25 per
    share............................ 4,564,000      10,269,000            --              --                --     10,269,000
  Beneficial conversion  value.......        --         300,000            --              --                --        300,000
  Issuance  of  stock   related  to
   debt    conversions,     warrant
   exercises and interest  payments
   on   debt,   net   of   deferred
   financing costs................... 4,512,578       3,923,000            --              --                --      3,923,000
  Value of warrants and stock awards
   issued to consultants.............   138,750         355,000            --         (73,000)               --        282,000
  Non-cash   interest   on  officer
   notes..............................       --              --       (30,000)             --                --        (30,000)
  Repayments on officer notes,  net
   of    reserve     for    officer
   notes..............................       --              --       117,000              --                --        117,000
   Amortization of deferred
   compensation.......................       --              --            --          89,000                --         89,000
                                     ------------ --------------- -------------  --------------- --------------  --------------
Balance at June 30, 2004..............35,111,810   $ 205,822,000     $(516,000)     $       --    $ (206,190,000)   $  (884,000)
                                     ============ =============== =============  =============== ==============  ==============
     See accompanying notes.




                          MIRAVANT MEDICAL TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six months ended June 30,
Operating activities:                                                           2004                    2003
                                                                        -------------------    ----------------------
    Net loss..........................................................   $    (9,196,000)      $        (7,074,000)
    Adjustments to reconcile net loss to net cash used by operating activities:

       Depreciation and amortization..................................           144,000                   331,000
       Amortization of deferred compensation..........................            89,000                   271,000
       (Gain) loss on sale of equipment...............................           (36,000)                   60,000
       Reserve for patents............................................            24,000                   257,000
       Stock awards, restricted stock grants and ESOP match...........           345,000                    30,000
       Non-cash interest and amortization of deferred
         financing costs on long-term debt............................         2,034,000                   349,000
       Provision (reduction) for employee and officer loans, net of
         non-cash interest on related loans...........................            16,000                        --
       Changes in operating assets and liabilities:
           Prepaid expenses and other assets..........................           137,000                    451,000
          Accounts payable and accrued payroll........................          (110,000)                   237,000
                                                                        -------------------    ----------------------
    Net cash used in operating activities.............................        (6,553,000)                (5,088,000)

Investing activities:

    Purchases of marketable securities................................        (2,994,000)                        --
    Purchases of patents..............................................          (254,000)                   (48,000)
    Proceeds from the sale of property, plant and equipment...........            62,000                         --
    Purchases of property, plant and equipment........................           (51,000)                  (119,000)
                                                                        -------------------    ----------------------
    Net cash used in investing activities.............................        (3,237,000)                  (167,000)

Financing activities:

    Proceeds from sale of Common Stock................................        10,269,000                         --
    Proceeds from convertible note arrangements.......................         2,000,000                  4,838,000
    Proceeds from issuance of common stock and exercise of warrants
    and stock options.................................................         1,753,000                         --
    Payment on short-term debt........................................                --                   (230,000)
    Proceeds from repayment of note to officers.......................           128,000                         --
                                                                        -------------------    ----------------------
    Net cash provided by financing activities.........................        14,150,000                  4,608,000

    Net increase (decrease) in cash and cash equivalents..............         4,360,000                   (647,000)
    Cash and cash equivalents at beginning of period..................         1,030,000                    723,000
                                                                        -------------------    ----------------------
    Cash and cash equivalents at end of period........................   $     5,390,000       $             76,000
                                                                        ===================    ======================

Supplemental disclosures:
    Cash paid for:
      State taxes.....................................................   $         3,000       $             3,000
                                                                        ===================    ======================
      Interest .......................................................   $         1,000       $           250,000
                                                                        ===================    ======================

Supplemental disclosures on non-cash transactions:

     During the six months ended June 30, 2004, $2.6 million of the 2003 Convertible Debt, net of related deferred financing costs of $1.1 million, converted into 2.6 million shares of Common Stock, and $500,000 of the February 2004 Convertible Debt converted into approximately 250,000 shares of Common Stock.

See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements for the year ended December 31, 2003 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company's independent auditors, Ernst & Young LLP, have indicated in their report accompanying the December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question. Through June 30, 2004, the Company had an accumulated deficit of $206.2 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the cost associated with the regulatory review process for the New Drug Application, or an NDA, that we submitted, pre-commercialization expenses for SnET2, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. The Company also expects these operating losses to fluctuate due to its ability to fund the research and development programs as well as the operating expenses of the Company.

     The Company is continuing its scaled-back efforts, which we implemented in 2002, in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of following up on our submitted NDA, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support the Company's cost structure. In July 2004, as discussed in Note 9, the Company entered into a Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation, or Guidant, which will invest up to $7.0 million to support the Company's cardiovascular program. In April 2004, as discussed in Note 6, the Company entered into a $10.3 million Securities Purchase Agreement, or the 2004 Equity Agreement, with a group of institutional investors. In February 2004, the Company entered into a $2.0 million Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain accredited investors, or the February 2004 Lenders, which provided proceeds of $2.0 million. In August 2003, the Company entered into a Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement, with a group of private accredited investors, or the 2003 Lenders, pursuant to which the Company issued securities to the Lenders in exchange for gross proceeds of $6.0 million. In addition, in December 2002, the Company entered into a $12.0 million Convertible Debt and Warrant Agreement, or 2002 Debt Agreement, with a group of private accredited investors, or the 2002 Lenders. The Company has borrowed $6.3 million under the 2002 Debt Agreement and there are no further borrowings available under the 2002 Debt Agreement. The Company believes it can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2004. If additional funding is not available when required, the Company's executive management believes that as long as the Company's debt is not accelerated, then the Company has the ability to conserve cash required for operations through December 31, 2004 and into the first quarter of 2005. If the additional funding is not available or only a portion thereof is available, the Company believes that it will have cash required for operations beyond December 31, 2004 by the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. There can be no assurance that the Company will be successful in obtaining additional financing or that financing will be available on favorable terms.

     Effective April 21, 2004, the Company is authorized to issue up to 75,000,000 shares of Common Stock and up to 30,000,000 shares of Preferred Stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. As of the date of this report, there were 35,111,810 shares of Common Stock issued outstanding; 5,163,741 shares of Common Stock reserved for issuance pursuant to our equity compensation plans; 10,023,750 shares of Common Stock reserved for issuance pursuant to outstanding warrants; 1,112,966 shares of Series A Preferred Stock issued and outstanding; and 75,000 shares of Series B Junior Participating Stock authorized and reserved for issuance.

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

2.   Marketable Securities

     Marketable securities consist of short-term, interest-bearing corporate bonds. There were no marketable security balances as of December 31, 2003. The Company has established investing guidelines relative to concentration, maturities and credit ratings that maintain safety and liquidity.

     In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of June 30, 2003, all marketable securities and certain investments in affiliates were classified as "available-for-sale." Available-for-sale securities and investments are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned. Declines in value determined to be other-than-temporary on available-for-sale securities are listed separately as a non-cash loss in investment in the consolidated financial statements.

3.   Comprehensive Loss

     For the six  months  ended  June 30,  2004  and  2003,  comprehensive  loss amounted to approximately $9.2 million and $6.6 million, respectively. There was no difference between net loss and comprehensive loss for the six months ended June 30, 2004. The difference between net loss and comprehensive loss for the six months ended June 30, 2003, related to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its former affiliate, Xillix Technologies Corp.

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

5.   Convertible Debt Agreements

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

     Additionally, under the Emerging Issues Task Force, or EITF, No. 98-5, the Company was required to determine the beneficial conversion value for the notes related to the February 2004 Debt Agreement, or the February 2004 Notes. The beneficial conversion value represents the difference between the fair value of the Company's February 2004 Notes as of the date of issuance and the intrinsic value, which is the value of the 2004 Notes as converted, as described above. If the intrinsic value of the February 2004 Notes exceeds the fair value of the February 2004 Notes, then a beneficial conversion value is determined to have been received by the securityholders. Any beneficial conversion value determined is recorded as equity and a reduction to the convertible debt outstanding, which is subsequently amortized to interest expense. The beneficial conversion value was calculated as follows:


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
                                                                                 =============


     The beneficial conversion value for the February 2004 Notes was amortized over the period from the date of note issuance to the period of first available note conversion which was March 25, 2004, therefore the $300,000 of beneficial conversion value was amortized during the quarter ended March 31, 2004. Additionally, the beneficial conversion value remaining as of December 31, 2003 from the 2002 Debt Agreement and the 2003 Debt Agreement of $681,000 was amortized during the three months ended March 31, 2004. The amortization on the beneficial conversion value is included in interest expense in the condensed consolidated statement of operations.

     Additionally, certain of the February 2004 Lenders converted their Notes into shares of the Company's Common Stock. As of June 30, 2004, $500,000 of the $2.0 million face value of the February 2004 Notes outstanding have been converted into 250,000 shares of Common Stock.

     In connection with the Company's 2003 Debt Agreement, during the six months of 2004, certain of the 2003 Lenders converted their Notes into shares of the Company's Common Stock. As of June 30, 2004, $2.6 million of the $6.0 million face value of the 2003 Notes outstanding have been converted into
     2.6 million shares of Common Stock. The $2.6 million was net of $1.1 million of deferred financing costs. In addition, of the warrants to purchase 4.5 million shares of Common Stock related to the 2003 Debt Agreement, 1,425,000 warrants have been exercised, resulting in proceeds to the Company of $1.4 million.

     In connection with the Company's 2002 Debt Agreement, in May 2004, the Company and the 2002 Lenders agreed to terminate the available borrowing provisions of the 2002 Debt Agreement, which were to expire by June 30, 2004. As of June 30, 2004, the Company has outstanding $6.3 million in convertible promissory notes under the 2002 Debt Agreement.

6.   Equity Agreements

     In April 2004, the Company entered in a Securities Purchase Agreement, or the 2004 Equity Agreement, with a group of institutional investors, whereby the Company sold 4,564,000 shares of Common Stock at $2.25 per share, resulting in proceeds to the Company of $10.3 million. There were no placement fees associated with the offering.

7.   Stock-Based Compensation

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

     If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:



                                                            Three months ended June 30,          Six months ended June 30,
                                                            2004                2003             2004                 2003
                                                     -----------------   ----------------- ----------------     ----------------

      Net loss as reported                            $  (3,701,000)      $  (3,723,000)    $ (9,196,000)        $ (7,074,000)
      Pro forma stock-based employee compensation
      cost under SFAS No. 123                              (219,000)           (185,000)        (439,000)            (444,000)
                                                     -----------------   ----------------- ----------------     ----------------
      Pro forma net loss                              $  (3,920,000)      $  (3,908,000)    $ (9,635,000)        $ (7,518,000)
                                                     =================   ================= ================     ================

      Loss per share - basic and diluted:
                                                     -----------------   ----------------- ----------------     ----------------
         As reported                                   $      (0.11)      $       (0.15)    $      (0.30)        $      (0.29)
                                                     =================   ================= ================     ================
         Pro forma                                     $      (0.12)      $       (0.16)    $      (0.32)        $      (0.31)
                                                     =================   ================= ================     ================


8.   Reclassifications

     Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the current period presentation.

9.   Subsequent Event

     In July 2004, the Company entered into a Collaboration Agreement and a Securities Purchase Agreement with Guidant. The Securities Purchase Agreement provides for Guidant to invest up to $7.0 million in non-cumulative convertible Series A Preferred Stock of the Company. The Series A Preferred Stock has voting rights and liquidation preferences of $2.70 per share over the common stockholders. The investments will be made upon the completion of certain milestones through completion of Phase I clinical trials with the first investment of $3.0 million made upon the signing of the agreements. The first Series A Preferred Stock investment is convertible into the Company's Common Stock at $2.70 per share or 1,112,966 shares. The remaining preferred stock investments will be convertible into the Company's Common Stock based on a ten day average price prior to the investment date. The Company is required to provide additional funding of at least $5.0 million over the period of the collaboration and the funds invested by Guidant must be spent on specified cardiovascular programs. The Company also granted Guidant registration rights with respect to the shares of Common Stock into which the Series A Preferred Stock is convertible. The agreements also contain various covenant and termination provisions as defined by the agreements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This section of the Quarterly Report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements which are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties, including but not limited to statements regarding: our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to raise funds to continue operations; the use of SnET2 to treat wet age-related macular degeneration, or AMD; our ability to meet the covenants of the August 2003 Unsecured Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement; our ability to meet the covenants of the February Unsecured Convertible Debt Purchase Agreement, or the February 2004 Debt Agreement; our ability to resolve any issues or contingencies associated with our New Drug Application, or an NDA, submission with the Food Drug and Administration, or FDA; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq or other national stock market exchanges; our plans to collaborate with other parties and/or license SnET2; our ability to meet the requirements of our July 2004 Collaboration and Securities Purchase Agreement with Guidant Corporation; our ability to continue to retain employees under our current financial circumstances; our ability to use our laser and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including but not limited to: failure to obtain additional funding in a timely manner, if at all; our failure to comply with the covenants in our 2003 Debt Agreement and/or our February 2004 Debt Agreement, or to the extent we are unable to comply with these covenants, obtain waivers from these covenants, which could lead to a default under those agreements; a failure of our drugs and devices to receive regulatory approval; other parties declining to collaborate with us due to our financial condition or other reasons beyond our control; the failure of our existing laser and delivery technology to prove to be applicable or appropriate for future studies; our failure to obtain the necessary funding to further our research and development activities; and unanticipated changes by the government in its past practices by exercising its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see "Risk Factors", for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto.

General

     We are a pharmaceutical research and development company specializing in photodynamic therapy, or PDT, a treatment modality based on drugs that respond to light. When activated by light, these drugs induce a photochemical reaction in the presence of oxygen that can be used to locally destroy diseased cells and abnormal blood vessels. We have branded our novel version of PDT technology with the trademark PhotoPoint(R). Our drugs and devices are in various stages of development and require regulatory approval prior to sales, marketing or clinical use. Our most advanced drug, PhotoPoint SnET2, has completed Phase III clinical trials for the treatment of wet age-related macular degeneration, or AMD, and we have submitted a New Drug Application, or an NDA, to the FDA for its marketing approval on March 31, 2004, which was accepted for filing on June 1, 2004.

     We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $206.2 million as of June 30, 2004. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years, and we believe we will be required to obtain substantial additional debt or equity financing to fund our operations during this time as we seek to achieve a level of revenues sufficient to support our anticipated cost structure. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have continued to adhere to our cost restructuring program implemented in 2002 which has helped reduce our overall costs. Our ability to achieve and sustain profitability depends upon our ability, alone or with others, to receive regulatory approval on our NDA submission for SnET2 in AMD, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of SnET2 and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on the timing of receiving regulatory approval, if at all, for SnET2 in AMD and our ability to establish a collaboration, with a corporate partner or other sales organization, to commercialize SnET2 once regulatory approval is received, if at all. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, sales of SnET2 bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales.

     Our significant funding activities over the last eighteen months have consisted of the following:

     * A Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation, or Guidant, completed July 1, 2004, providing an equity investment of $3.0 million upon signing and up to $4.0 million upon the completion of certain milestones related to our cardiovascular program;

     *    A $10.3 million equity  financing  completed  April 23, 2004;

     *    A $2.0 million convertible debt financing completed February 5, 2004;

     * Warrant exercises through August 9, 2004 providing proceeds of $1.4 million;

     * The sale of our investment in an affiliate, Xillix Technologies Corp., or Xillix, in December 2003, providing net cash proceeds of $1.6 million;

     *    A $6.0 million  convertible  debt financing  completed in August 2003;
          and

     * Settlement of our $10.0 million debt with Pharmacia AB, a wholly owned subsidiary of Pfizer, Inc., or Pharmacia, that required a cash payment of $1.0 million.

     We believe we can raise additional funding to support operations through corporate collaborations or partnerships, through licensing of SnET2 or new products and through public or private equity or debt financings prior to December 31, 2004. However, there can be no assurance that the Company will be successful in obtaining additional financing or that financing will be available on favorable terms. If additional funding is not available when required, and if our debt does not go into default and become immediately due, then we believe we have the ability to conserve cash required for operations through December 31, 2004 and into the first quarter of 2005 by the delay or reduction in scope of one or more of its research and development programs, and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures.

Ongoing Operations

     We have continued our scaled-back efforts, which we implemented in 2002, in research and development and the preclinical studies and clinical trials of our products. Our primary efforts in 2003 and the first half of 2004 have been in preparing a submission of an NDA for marketing approval in AMD for SnET2 and responding to the FDA regarding their review requirements. We expect that over the next year or so, our likely activities and costs will consist of the following:

     *    Continuation of work related to the regulatory review of our NDA;

     * Pre-commercialization activities such as pre-marketing and possible drug and device manufacturing prior to receiving a decision from the FDA regarding marketing approval;

     *    Increasing development activities for our cardiovascular program;

     * Preparation of an Investigational New Drug application, or IND, for a clinical trial in AV access disease; and

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

     In ophthalmology, our primary focus from 2003 through June 30, 2004 was the preparation and filing of our NDA for marketing approval of PhotoPoint SnET2, a new drug for the treatment of AMD and the related responses to requests by the FDA. In January 2002, Pharmacia, after a top-line review of the Phase III AMD clinical data, determined that the clinical data results indicated that SnET2 did not meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol, and that they would not be preparing an NDA with the FDA. In March 2002, we regained the license rights to SnET2 as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia. Additionally, in March 2002 we terminated our license collaboration with Pharmacia. In January 2003, we announced our plans to move forward with preparing our first NDA submission of SnET2 for the treatment of AMD. Our decision came after we completed our analyses of the Phase III AMD clinical data, which we believed showed positive results in a significant number of PhotoPoint SnET2 treated patients versus placebo control patients, and after holding discussions with regulatory consultants and the ophthalmic division of the FDA. We submitted the NDA on March 31, 2004, seeking marketing approval based on clinical results in the "per protocol" study population. The per protocol population consists of those patients who received the exposure to the SnET2 treatment regimen pre-specified in the clinical study protocol, comprising a smaller number of patients than the total study population. Although there is precedent for FDA approval of drugs based on subgroup populations, including Visudyne(R), the currently approved competitive PDT product for wet AMD, we cannot assure you that the FDA will grant approval for SnET2 based on our per protocol group of patients. The NDA was accepted by the FDA for filing on June 1, 2004 and has received a priority review designation. Besides the possible use of SnET2 alone or in combination with other therapies, we have identified potential next generation drug compounds for use in various eye diseases. These drugs are in the early stage of development and will not likely begin further development until we obtain additional funding and/or a corporate partner or other collaboration in ophthalmology.

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

     We have conducted numerous preclinical studies with new photoselective drugs for cardiovascular diseases, in particular for the prevention and treatment of vulnerable plaque and restenosis. Vulnerable plaque, or VP, is an unstable, rupture-prone inflammatory plaque within the artery walls, and restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. Based on our collaboration with Guidant, we have begun the process of formulating a new lead drug, MV0633, and, pending the outcome of any additional preclinical studies required and other factors, we expect to prepare an IND in cardiovascular disease for MV0633. The timing of the IND is dependent on numerous factors including preclinical results, available funding and personnel.

     Synthetic arteriovenous, or AV, grafts are placed in patients with End Stage Renal Disease to provide access for hemodialysis. While these grafts are critical to the health of the patient, their functional lifetime is limited due to stenosis, or narrowing, caused by cell overgrowth in the vein. As a result of our preclinical studies in cardiovascular disease and our discussions with the FDA, we decided to further develop the use of PhotoPoint PDT for the prevention and/or treatment of vascular access disease. Additionally, we are currently pursuing potential strategic partners in this field. We are planning to prepare and file an IND for the commencement of clinical trials in this field, pending financial considerations, corporate collaborations and other factors.

     In our oncology research program, we have performed various preclinical studies in solid tumors to target tumor cells and tumor neovasculature. The focus of our preclinical research is to evaluate the utility of PhotoPoint PDT as a stand-alone treatment or as a combination therapy with experimental or conventional therapies. Our research efforts have focused on the use of PhotoPoint PDT in treating cancers such as those of the brain, breast, lung and prostate. We have an existing oncology IND for SnET2, under which we may choose to submit protocols for clinical trials in the future. We have also investigated our novel compound MV6401 for solid tumors in oncology applications.

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


                                                                                                           Estimate of Completion
               Program           Indication (Primary Drug)                 Phase of Development                  of Phase
        ---------------------    ---------------------------------     ------------------------------     --------------------------
            Ophthalmology                  AMD (SnET2)                 Results of the FDA review of              Q3/Q4 2004
                                                                              our NDA filing
                                        New drug compounds                   Research studies                     Completed

             Dermatology                Psoriasis (MV9411)                       Phase II                           2004

           Cardiovascular           VP and Restenosis (MV0633)             Drug formulation and                   2004-2005
              disease                                                       preclinical studies

          Vascular disease              AV Graft (MV2101)                     IND submission                   Q4 2004/Q1 2005

              Oncology               Tumor research (MV 6401)                Research studies                        **


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

     Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to license and pursue further development of SnET2 for AMD or other disease indications, our ability to reduce operating costs as needed, our ability to regain our listing status on Nasdaq or other national stock market exchanges and various other economic and development factors, such as the cost of the programs, reimbursement and the available alternative therapies, we may or may not elect or be able to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

     Results of Operations

     Revenues. We had no revenues for the three and six months ended June 30, 2004 and 2003.

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

     Research and Development. Research and development costs are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of costs incurred by outside providers and consultants for preclinical studies, clinical trials and related clinical drug and device development and manufacturing costs, drug formulation expenses, NDA preparation services and other research and development expenditures. Indirect costs consist of internally generated costs from salaries and benefits, overhead and facility costs, and other support services. Our research and development expenses for the six months ended June 30, 2003 was $3.7 million compared to $3.9 million for the same period in 2004. Research and development expenses decreased from $1.9 million for the three months ended June 30, 2003 to $1.6 million for the same period in 2004. The slight increase in research and development expenses for the six months ended June 30, 2004 compared to the same period in 2003 is specifically related to the activities associated with the preparation and compilation of the submission of our NDA. The decrease for the three months ended June 30, 2004 related to a decrease in the NDA submission activities and costs due to the NDA submission on March 31, 2004 and a decrease in indirect costs resulting from the downsizing of our facility and a related reduction in overhead costs. Research and development expenses for the three and six months ended June 30, 2003 and 2004 related primarily to payroll, payroll taxes, employee benefits and allocated operating costs. Additionally, the Company incurred research and development expenses for these periods for:

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


                                                 Three months ended June 30,               Six months ended June 30,
        --------------------------------    --------------------------------------    ------------------------------------
                    Program                      2004                 2003                 2004                2003
        --------------------------------    ----------------    ------------------    ---------------     ----------------
        Direct costs:

             Ophthalmology..............       $    462,000          $    360,000        $ 1,157,000         $    556,000
             Dermatology................              5,000                46,000             47,000              202,000
             Cardiovascular disease.....             61,000                75,000             96,000              260,000
             Oncology...................                 --                 8,000                 --               15,000
                                            ----------------    ------------------    ---------------     ----------------
        Total direct costs..............       $    528,000          $    489,000        $ 1,300,000         $  1,033,000

        Indirect costs .................       $  1,119,000          $  1,370,000        $ 2,608,000         $  2,700,000
                                            ----------------    ------------------    ---------------     ----------------
        Total research and development
        costs...........................       $  1,647,000          $  1,859,000        $ 3,908,000         $  3,733,000
                                            ================    ==================    ===============     ================


     Ophthalmology. For the six months ended June 30, 2003, our direct ophthalmology program costs have increased from $556,000 to $1.2 million for the six months ended June 30, 2004. For the three months ended June 30, 2003, our direct ophthalmology program costs have increased from $360,000 to $462,000 for the three months ended June 30, 2004. Costs incurred for the ophthalmology program in 2004 have consisted of costs incurred from consultants and contract research organizations for assistance in the preparation and related follow-up work associated with our NDA filed and the commencement of pre-commercialization activities. The costs incurred for the six month period ended June 30, 2003 are specifically related to the analysis of the clinical trial data for SnET2 in AMD.

     Dermatology. For the six months ended June 30, 2003, our direct dermatology program costs decreased from $202,000 to $47,000 for the six months ended June 30, 2004. For the three months ended June 30, 2003, our direct dermatology program costs have decreased from $46,000 to $5,000 for the same period in 2004. Costs incurred in the dermatology program include expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase II clinical trial expenses. The decrease for the three and six months ended June 30, 2004 as compared to the same periods in 2003 is related to the decrease in patient treatments in the Phase II clinical trial compared to 2003.

     Cardiovascular Disease. For the six months ended June 30, 2003, our direct cardiovascular disease program costs decreased from $260,000 to $96,000 for same period in 2004. For the three months ended June 30, 2003, our direct cardiovascular disease program costs have decreased from $75,000 to $61,000 for the same period in 2004. Our cardiovascular disease program costs include expenses for the development of new drug compounds and light delivery devices, drug formulation costs, drug and device manufacturing expenses and internal and external preclinical study costs. The decrease from 2003 to 2004 is related to a decrease in the development and manufacturing activities for drug and devices used in the preclinical studies and a reduction in the preclinical studies performed while corporate financing was completed during the 2004. Based on the Guidant investment and collaboration entered into in July 2004, we expect to incur an increase in development costs for this program in the future.

     Oncology. For the six months ended June 30, 2003, our direct oncology program costs have decreased from $15,000 to no costs for the same period in 2004. For the three months ended June 30, 2003, our direct oncology program costs have decreased from $8,000 to no costs for the same period in 2004. Our oncology program costs had primarily consisted of costs for internal and external preclinical studies and expenses for the early development of new drug compounds. The decrease in oncology program costs from 2003 to 2004 is related to our decision to temporarily utilize resources toward our preparation of our NDA for ophthalmology rather than for discovery and research programs in oncology.

     Indirect Costs. For the six months ended June 30, 2003, our indirect costs have slightly decreased from $2.7 million to $2.6 million for the same period in 2004. For the three months ended June 30, 2003, our indirect costs have decreased from $1.4 million to $1.1 million for the same period in 2004. Generally, the decrease from 2003 to 2004 was attributed to a decrease in costs related to the downsizing of facilities and related reduction in overhead costs, which was slightly offset by an increase in employee compensation which were adjusted for the first time since 2001.

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

     General and Administrative. For the six months ended June 30, 2003, our general and administrative expenses have increased from $3.0 million to $3.3 million for the same period in 2004. For the three months ended June 30, 2003 and 2004 general and administrative expenses remained consistent at $1.6 million. Expenses for the three and six months ended June 30, 2003 and 2004 related primarily to payroll related expenses, operating costs such as rent, utilities, professional services and insurance costs and non-cash expenses such as stock compensation and depreciation. For the six months ended June 30 2004, the employee and overhead related expenses increased as compared to the same period in 2003 due to the increase in employee wages which were adjusted for the first time since 2001 and an increase in stock compensation costs. The increase in costs was offset by a decrease in facility related costs due to the reduction in facilities.

     We expect future general and administrative expenses to remain consistent with the three and six month periods ended June 30, 2004 although they may fluctuate depending on available funds, and the need to perform our own pre-marketing, marketing and sales activities, the support required for research and development activities, the costs associated with potential financing and partnering activities, continuing corporate development and professional services, facility and overhead costs, compensation expense associated with employee stock bonuses and stock options and warrants granted to consultants and expenses for general corporate matters.

     Interest and Other Income. For the six months ended June 30, 2003, interest and other income increased from $38,000 to $44,000 for the same period in 2004. For the three months ended June 30, 2003, interest and other income increased from $18,000 to $24,000 for the same period in 2004. Interest and other income amounts are derived from interest earned on cash and marketable securities earning interest. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

     Interest Expense. Interest expense significantly increased from $368,000 for the six months ended June 30, 2003 to $2.1 million for the six months ended June 30, 2004. For the three months ended June 30, 2003, interest expense increased from $262,000 to $517,000 for the same period in 2004. The increase is primarily related to the continued amortization of the beneficial conversion value from the 2004, 2003 and 2002 Debt Agreements. Under the EITF No. 98-5, we were required to determine the beneficial conversion value for the February 2004 Debt Agreement, the 2003 Debt Agreement and the 2002 Debt Agreement. The beneficial conversion value represents the difference between the fair value of our Common Stock on the date of the first available conversion and the intrinsic value, which is the value of the various notes on as converted assumption and the value of detachable warrant issued. The remaining beneficial conversion value from the 2003 Debt Agreement and 2002 Debt Agreement of $681,000 was amortized during the six months ended June 30, 2004. Additionally, a $300,000 beneficial conversion value associated with the 2004 February Debt Agreement was recorded and amortized during the six months ended June 30, 2004. These amounts were recorded as interest expense. The remaining increase in interest expense for the six months ended June 30, 2004 compared to the same period in 2003 related to an increase in interest expense from borrowings under the 2002 Debt Agreement, 2003 Debt Agreement and the 2004 February Debt Agreement and the related amortization of deferred financing costs associated with those agreements of $1.1 million. Interest expense for the three and six months ended June 30, 2003 consisted primarily of interest expense related to the 2002 Debt Agreement. The level of interest expense in future periods is expected to fluctuate depending on the levels of outstanding debt.

Liquidity and Capital Resources

     Since inception through June 30, 2004, we have accumulated a deficit of approximately $206.2 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering and credit arrangements. As of June 30, 2004, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $251.6 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of June 30, 2004, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     In July 2004, we entered into a Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation, issuing $3.0 million of Series A Convertible Preferred Stock upon signing of the agreements and we can receive up to $4.0 million in additional convertible preferred stock investments upon the completion of certain milestones related to our cardiovascular program. The $3.0 million of Preferred Stock sold is convertible into our Common Stock at $2.70 per share and includes registration rights for the underlying Common Stock.

     In April 2004, we entered in a Securities Purchase Agreement, or the 2004 Equity Agreement, with a group of institutional investors, whereby we sold 4,564,000 shares of Common Stock at $2.25 per share, resulting in proceeds to us of $10.3 million. There were no placement fees associated with the offering and the shares issued were unregistered. On April 29, 2004, we filed a registration statement with the SEC to cover the resale of these shares of Common Stock with the SEC.

     In February 2004, we entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement we issued $2.0 million worth of convertible debentures maturing on February 5, 2008 with interest accruing at 8% per year, due and payable quarterly, with the first interest payment due on April 1, 2004. At our option and subject to certain restrictions, we may make interest payments in cash or in shares of our Common Stock, or the interest can be added to the outstanding principal of the note. Each convertible debenture issued pursuant to the February 2004 Debt Agreement is convertible at the holder's option into shares of our Common Stock at $2.00 per share. Upon the occurrence of certain events of default, the holders of the convertible debentures may require that they be repaid prior to maturity. These events of default include our failure to pay amounts due under the debentures or to otherwise perform any material covenant in the February 2004 Debt Agreement or other related documents. In connection with our February 2004 Debt Agreement, during the three and six months ended June 30, 2004, certain of the February 2004 Lenders converted their Notes into shares of our Common Stock. As of August 9, 2004, $500,000 of the Notes have been converted into 250,000 shares Common Stock.

     In August 2003, we entered into a Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement, with a group of private accredited investors, or the 2003 Lenders, pursuant to which we issued securities to the 2003 Lenders in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, the debt can be converted, at the 2003 Lender's option after the registration of the underlying stock, at $1.00 per share into our Common Stock. We issued separate convertible promissory notes, which are referred to as the 2003 Notes, to each 2003 Lender and the 2003 Notes earn interest at 8% per annum and are due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in-kind at our option. Under certain circumstances each 2003 Note can be prepaid by us prior to the maturity date or prior to conversion. The 2003 Notes also have certain default provisions which can cause the 2003 Notes to become accelerated and due immediately upon notice by the 2003 Lenders. If the 2003 Notes are declared to be due prior to their scheduled maturity date, it is unlikely we will be able to repay these notes and it may force us to significantly reduce or cease operations or negotiate unfavorable terms for repayment. In connection with our 2003 Debt Agreement, during the three and six months ended June 30, 2004, certain of the 2003 Lenders converted their Notes into shares of our Common Stock. As of August 9, 2004, $2.6 million of the Notes have been converted into
2.6 million shares Common Stock.

     In connection with the 2003 Debt Agreement, we also issued to the 2003 Lenders warrants to purchase an aggregate of 4,500,000 shares of our Common Stock. Each Lender received two warrants. The first warrant is for the purchase of one-half (1/2) of a share of our Common Stock for every $1.00 principal amount of debt under the 2003 Debt Agreement. The second warrant is for the purchase of one-quarter (1/4) of a share of our Common Stock for every $1.00 principal amount of debt under the 2003 Debt Agreement. The exercise price of each warrant is $1.00 per share and the warrants will terminate on August 28, 2008, unless previously exercised. We can force the exercise of the one-quarter share warrant under certain circumstances. In accordance with the registration rights related to the 2003 Debt Agreement, in October 2003 we registered, as required, certain shares underlying the convertible promissory notes and the shares underlying the warrants for certain note holders. In addition, of the 4.5 million warrants issued, 1,425,000 warrants have been exercised through August 9, 2004, resulting in proceeds to Miravant of $1.4 million.

     In December 2002, we entered into a $12.0 million Convertible Debt and Warrant Agreement, or the 2002 Debt Agreement, with a group of private accredited investors, or the 2002 Lenders. This available borrowing provisions of this agreement were terminated in May 2004. As of June 30, 2004, we have borrowed $6.3 million and there will be no further borrowings under this agreement. Additionally, in connection with each borrowing we have issued warrants to purchase a total of 1,575,000 shares of our Common Stock at an exercise price of $1.00 per share. We also issued an origination warrant for the purchase of 250,000 shares at an exercise price of $0.50 per share. All of these warrant issued expire on December 31, 2008.

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

Statement of Cash Flows

     For the six months ended June 30, 2003 net cash used in operations was $5.1 million compared to $6.6 million used during the six months ended June 30, 2004. The increase in cash used for operations from 2004 compared to 2003 was due to an increase in operating costs from the preparation and related follow-up on the NDA filed with the FDA and increased employee wages which were adjusted for the first time since 2001. These costs were offset by the use of common stock for payment of interest expense and compensation as well the non-cash cost associated with beneficial conversion amortization.

     For the six months ended June 30, 2003, net cash used in investing activities was $167,000 compared to $3.2 million for the same period in 2004. The increase in cash used in investing activities from 2004 compared to 2003 was due to purchases of marketable securities and the increase in the purchases of patents and property, plant and equipment.

     The net cash provided by financing activities for the six months ended June 30, 2003 was $4.6 million compared to $14.1 million for the same period in 2004. The cash provided by financing activities for 2003 primarily related to the net proceeds received from the borrowings under the December 2002 Debt Agreement received during the six months ended June 30, 2003. The cash provided by financing activities for 2004 primarily related to the $10.3 million from the April 2004 Equity Agreement, the $2.0 million from the 2004 Debt Agreement and the $1.8 million received from warrant and stock option exercises.

     We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to obtain regulatory acceptance of the NDA submission and subsequent approval;
     *    The cost of performing pre-commercialization activities;
     * Our ability to establish additional collaborations and/or license SnET2 or our other new products;
     * Our ability to continue our efforts to conserve our use of cash, while continuing to advance programs;
     * Our ability to meet our obligations under the 2002 Debt Agreement, 2003 Debt Agreement and February 2004 Debt Agreement;
     * Our ability to receive future equity investments from Guidant by meeting the milestones established under our collaboration agreement;
     *    The viability of SnET2 for future use;
     * Our ability to raise equity financing or use common stock for employee and consultant compensation;
     * Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     As of June 30, 2004, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We are continuing our scaled-back efforts, we implemented in 2002, in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of following up on our submitted NDA, obtaining requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. We believe we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of SnET2 or new products and additional equity or debt financings prior to December 31, 2004. If additional funding is not available when required, we believe that as long as our debt is not accelerated, then we have the ability to conserve cash required for operations through December 31, 2004 and into the first quarter of 2005. If the additional funding is not available or only a portion thereof is available, we believe that we will have cash required for operations beyond December 31, 2004 by the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. There can be no assurance that the Company will be successful in obtaining additional financing or that financing will be available on favorable terms.

     Our ability to raise funds has become more difficult as our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     *    Our ability to receive approval of our NDA submission for SnET2;
     * The potential future use of SnET2 for ophthalmology or other disease indications;
     * Our ability to raise funds in the near future through public or private equity or debt financings, or establish collaborative arrangements or raise funds from other sources;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * Our ability to meet the milestones and covenants established under our collaboration agreement with Guidant;
     * The future development and results of our Phase II dermatology clinical trial and our ongoing cardiovascular and oncology preclinical studies;
     * The amount of funds received from outstanding warrant and stock option exercises, if any; and
     * Our ability to maintain, renegotiate, or terminate our existing collaborative arrangements.

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

     We have incurred significant losses since our inception in 1989 and, as of June 30, 2004, had an accumulated deficit of approximately $206.2 million. In each of the last three years, we have increased our borrowings through the sale of various debt instruments in order to sustain our business operations. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years, and we believe we will be required to obtain substantial additional debt or equity financing to fund our operations during this time as we seek to achieve a level of revenues sufficient to support our anticipated cost structure. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

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

EVEN THOUGH WE RAISED $10.3 MILLION IN APRIL 2004 AND ENTERED INTO A COLLABORATION AND SECURITIES PURCHASE AGREEMENT WHICH MAY PROVIDE UP TO $7.0 MILLION IN EQUITY CAPITAL TO SUPPORT OUR CARDIOVASCULAR PROGRAM, WE WILL LIKELY NEED ADDITIONAL FUNDS IN 2005 TO CONTINUE OUR OPERATIONS, AND IF WE FAIL TO OBTAIN ADDITIONAL FUNDING, WE WOULD BE FORCED TO SIGNIFICANTLY SCALE BACK OR CEASE OPERATIONS.

     We are continuing our scaled-back efforts, we implemented in 2002, in research and development and the preclinical studies and clinical trials of our products. These efforts, along with the cost of preparing and the follow-up work associated with the NDA submission for SnET2, obtaining requisite regulatory approval, and commencing pre-commercialization and manufacturing activities prior to receiving regulatory approval, has required and will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will likely be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure.

     The timing and magnitude of our future capital requirements will depend on many factors, including:


     * Our ability to obtain regulatory acceptance of the NDA submission and subsequent approval;
     *    The cost of performing pre-commercialization activities;
     * Our ability to establish additional collaborations and/or license SnET2 or our other new products;
     * Our ability to continue our efforts to conserve our use of cash, while continuing to advance programs;
     * Our ability to meet our obligations under the 2002 Debt Agreement, 2003 Debt Agreement and February 2004 Debt Agreement;
     * Our ability to receive future equity investments from Guidant by meeting the milestones established under our collaboration agreement;
     *    The viability of SnET2 for future use;
     * Our ability to raise equity financing or use common stock for employee and consultant compensation;
     * Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     Although we can make no assurances, we believe that as a result of our $10.3 million funding in April 2004 and the July 2004 Collaboration and Securities Purchase Agreement with Guidant investing $3.0 million in equity to support our cardiovascular program, we will have sufficient cash to fund operations through December 31, 2004 and into the first quarter of 2005. If we are unable to raise funds when we may need them, we believe we can delay or reduce in scope one or more of our research and development programs and to adjust, defer or reduce salaries of employees and to reduce operating facilities and overhead expenditures.

     We continue to seek additional capital needed to fund our operations through corporate collaborations or partnerships, through licensing of SnET2 or new products and through public or private equity or debt financings. Our inability to obtain additional financing would adversely affect our business and could cause us to significantly scale back or cease operations. If we are successful in obtaining additional equity or convertible debt financing, including from our existing agreements with Guidant, this is likely to result in significant dilution to our stockholders. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by our current stockholders.

WE ARE HIGHLY LEVERAGED, OUR RECENT DEBT AND EQUITY AGREEMENTS HAVE FURTHER DILUTED OUR EXISTING STOCKHOLDERS AND OUR DEBT SERVICE REQUIREMENTS MAKE US VULNERABLE TO ECONOMIC DOWNTURN AND IMPOSE RESTRICTIONS ON OUR OPERATIONS.

     The aggregate face amount of our debt outstanding was approximately $11.8 million as of August 9, 2004. There is no certainty that our cash balance and our financing arrangements, will be sufficient to finance our operating requirements, and our indebtedness may restrict our ability to obtain additional financing in the future. The issuance of additional shares of Common Stock in July 2004, April 2004 and warrants to purchase Common Stock in connection with the 2002 and 2003 Debt Agreements and related negotiations with existing debtors has resulted in the issuance of significant amounts of securities which has a dilutive effect on our existing stockholders. Also, we are highly leveraged, which may place us at a competitive disadvantage and makes us more susceptible to downturns in our business in the event our cash balances are not sufficient to cover our debt service requirements. In addition, the July 2004 Collaboration and Securities Purchase Agreement with Guidant, the February 2004 Debt Agreement, the 2003 Debt Agreement and the 2002 Debt Agreement contain certain covenants that impose operating and financial restrictions on us. These covenants may affect our ability to conduct operations to raise additional financing or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default.

     Our  future  success  is  highly  dependent  on  regulatory   approval  and
successful commercialization of SnET2. If our submission for SnET2 does not support the approval of the NDA by the FDA for any reason, our business will be substantially harmed.

     On June 1, 2004, the FDA notified us that they accepted our submission for filing. Even though the FDA accepted our submission for filing, the FDA may not ultimately approve our NDA for SnET2. This approval process may take a significant amount of time and the FDA's approval, if any, may be contingent upon satisfying additional requirements. For instance, the FDA may require follow-up clinical trials or pre-clinical studies prior to final approval, which may be costly and may cause a significant delay in the timing of receiving FDA approval. If the FDA does approve this NDA, the approved label claims could be for a limited market, resulting in smaller than expected markets and revenue. Any delay in receiving FDA approval further limits our ability to begin market commercialization and harms our on-going funding requirements and our business. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

     We are aware of various competitors involved in the photodynamic therapy or AMD sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sector include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharm Inc., or Axcan, Eyetech Pharmacueticals Inc., or Eyetech, Pharmacyclics, Alcon Inc., or Alcon, and Genentech Inc., Genentech. QLT's drug Visudyne(R) has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Axcan and DUSA have photodynamic therapy drugs, both of which have received marketing approval in the United States - Photofrin(R) (Axcan) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals) for the treatment of actinic keratoses, a dermatological condition. Pharmacyclics has a photodynamic therapy drug that has not received marketing approval, which is being used in certain preclinical studies and/or clinical trials for ophthalmology, oncology and cardiovascular indications. Eyetech is currently completing a Phase III clinical trial in AMD and is expected to submit an NDA before the end of Q3 2004. Alcon and Genentech have ongoing late stage clinical trials in AMD. We are aware of other drugs and devices under development by these and other competitors in additional disease areas for which we are developing PhotoPoint PDT. These competitors as well as others that we are not aware of, may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

AS A RESULT OF OUR SHARES BEING DELISTED FROM TRADING ON NASDAQ, OUR ABILITY TO RAISE ADDITIONAL CAPITAL MAY BE LIMITED OR IMPAIRED.

     We were delisted by Nasdaq on July 11, 2002 and our Common Stock began trading on the Over-The-Counter Bulletin Board(R), or OTCBB, effective as of the opening of business on July 12, 2002. Our management continues to review our ability to regain our listing status with Nasdaq or other national stock market exchanges, however, we cannot guarantee we will be able to raise the additional capital needed or to increase the current trading price of our Common Stock to allow us to meet the relisting requirements for the Nasdaq National Market or the Nasdaq Small Cap Market or other national stock market exchanges on a timely basis, if at all, and there is no guarantee that any of the stock market exchanges would approve our relisting request even if we met all the listing requirements. Our ability to obtain additional funding, beyond our current funding agreements is impeded by a number of factors including that fact that our Common Stock is currently being traded on the OTCBB and may prevent us from obtaining additional financing as required in the near term on favorable terms or at all.

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

IF WE ARE NOT ABLE TO MAINTAIN AND SUCCESSFULLY ESTABLISH NEW COLLABORATIVE AND LICENSING ARRANGEMENTS WITH OTHERS, OUR BUSINESS WILL BE HARMED.

     Our business model is based on establishing collaborative relationships with other parties both to license compounds upon which our products and technologies are based and to manufacture, market and sell our products. As a development company we may need access to compounds and technologies to license for further development. For example, we are party to a License Agreement with the University of Toledo, the Medical College of Ohio and St. Vincent Medical Center, of Toledo, Ohio, collectively referred to as Toledo, to license or sublicense certain photoselective compounds, including SnET2. Similarly, we must also establish relationships with suppliers and manufacturers to build our medical devices and to manufacture our compounds. We have partnered with Iridex for the manufacture of certain light sources and have entered into an agreement with Hospira, Inc. (formerly Fresenius) for supply of the final dose formulation of SnET2. Due to the expense of the drug approval process it is beneficial for us to have relationships with established pharmaceutical companies to offset some of our development costs in exchange for a combination of manufacturing, marketing and distribution rights. We formerly had a significant relationship with Pharmacia for the development of SnET2 for the treatment of AMD, which was terminated in March 2002. To commercialize and further develop SnET2 for AMD or other indications we likely need to establish a new collaborative relationship with a corporate partner or a sales organization.

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

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we intend to manufacture drugs and devices at clinical manufacturing levels, we have not yet manufactured any products under GMPs which can be released for commercial use, and we have limited experience in manufacturing in commercial quantities. We were licensed by the State of California to manufacture bulk API at one of our Santa Barbara, California facilities for clinical trial and other use. This particular manufacturing facility was closed in 2002 and has been reconstructed in our existing operating facility. Although the manufacturing facility at the new location recently completed production of site qualification and stability batches and is operational, it is still pending required regulatory approvals by the State of California and federal regulatory agencies.

     In the original manufacturing facility, we have manufactured bulk API, the process up to the final formulation and packaging step for SnET2, which we currently have in inventory. We believe the quantities we have in inventory are enough to support an initial commercial launch of SnET2, though there can be no assurance that SnET2 and our new manufacturing facility will be approved by the FDA or that if such approval is received, the existing commercial bulk API inventory will be approved for commercial use. We also have the ability to manufacture light delivery devices, and conduct other production and testing activities to support current research programs, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug product, and light producing and light delivery devices and need to utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities.

     We currently have the capacity, in conjunction with our manufacturing suppliers Hospira, Inc, or Hospira, which acquired the manufacturing operations from Fresenius in 2004, and Iridex, to manufacture products at certain commercial levels and we believe we will be able to do so under GMPs with subsequent FDA approval. If we receive FDA or other regulatory approval, we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we may need to expend substantial funds, hire and retain additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our commercial product sales, as well as our overall business growth could be limited, which in turn could prevent us from becoming profitable or viable as a business. We are currently the sole manufacturer of bulk API for SnET2, Hospira is the sole manufacturer of the final dose formulation of SnET2 and Iridex is currently the sole supplier of the light producing devices used in our AMD clinical trials. All currently have commercial quantity capabilities. At this time, we have no readily available back-up manufacturers to produce the bulk API for SnET2, or the final formulation of SnET2 at commercial levels or back-up suppliers of the light producing devices. If Hospira could no longer manufacture for us or Iridex was unable to supply us with devices, we could experience significant delays in production or may be unable to find a suitable replacement, which would reduce our revenues and harm our ability to commercialize our products and become profitable.

WE HAVE LIMITED MARKETING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES IN THIS REGARD. ADDITIONALLY, DUE TO OUR FINANCIAL CONDITION, WE HAVE PERFORMED LIMITED PRE-MARKETING ACTIVITIES WHICH MAY DELAY THE COMMENCEMENT OF MARKETING OUR PRODUCT, SNET2, IF APPROVED FOR IMMEDIATE COMMERCIALIZATION.

     We have no direct experience in marketing, distributing and selling our pharmaceutical or medical device products. We will need to develop a sales force or rely on our collaborators or licensees or make arrangements with others to provide for the marketing, distribution and sale of our products. We are currently in discussion with several companies to market, distribute and sell SnET2. We currently intend to rely on Iridex for any light device needs for the AMD program. If SnET2 is approved for immediate commercialization, we expect to commence commercializing our drug and device products within six months from the date of FDA marketing approval. However, we have performed limited pre-marketing activities, which may delay the launch of the commercialization of SnET2. Our marketing, distribution and sales capabilities or current or future arrangements with third parties for such activities may not be adequate for the initial commercial launch or the successful commercialization of our products.

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

     Our products, except SnET2 and MV9411, are at an early stage of development and our ability to successfully commercialize these products, including SnET2 and MV9411, is dependent upon:

     * Successful completion of our research or product development efforts or those of our collaborative partners;
     *    Successfully   transforming  our  drugs  or  devices  currently  under
          development into marketable products;
     *    Obtaining the required regulatory approvals;
     * Manufacturing our products at an acceptable cost and with appropriate quality;
     *    Favorable acceptance of any products marketed; and
     *    Successful marketing and sales efforts of our corporate partner(s).

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular during the year ended December 31, 2003, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From January 1, 2003 to August 9, 2004, our Common Stock price, per Nasdaq and OTCBB closing prices, has ranged from a high of $4.10 to a low of $0.71.

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations in the future could be the result of any number of factors, including:

     * The results of the FDA review of our NDA submission and our ability to receive approval from the FDA for commercialization;
     * Announcements concerning Miravant or our collaborators, competitors or industry;
     * Our ability to successfully establish new collaborations and/or license SnET2 or our other new products;
     * The impact of dilution from past or future equity or convertible debt financings;
     * Our ability to meet the milestones and covenants established under our collaboration agreement with Guidant;
     * The results of our testing, technological innovations or new commercial products;
     * The results of preclinical studies and clinical trials by us or our competitors;
     *    Technological innovations or new therapeutic products;
     * Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
     * Public concern as to the safety, efficacy or marketability of products developed by us or others;
     *    Comments by securities analysts;
     *    The achievement of or failure to achieve certain milestones;
     *    Litigation,  such as from stockholder lawsuits or patent infringement;
          and
     * Governmental regulations, rules and orders, or developments concerning safety of our products.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption in the event of war, terrorism, fire, earthquake, power loss, floods, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities are all located in the State of California and were subject to electricity blackouts in 2002 as a consequence of a shortage of available electrical power. There is no guarantee that this electricity shortage has been permanently resolved, as such, we may again in the future experience unexpected blackouts. Though we do have back-up electrical generation systems in place, they are for use for a limited time and in the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we may not carry adequate business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could be substantial.

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

                           PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

     In July 2004, we entered into a Collaboration Agreement and a Securities Purchase Agreement with Guidant. The Securities Purchase Agreement provides for Guidant to invest up to $7.0 million in non-cumulative convertible Series A Preferred Stock of the Company. The Series A Preferred Stock has voting rights and liquidation preferences of $2.70 per share over the common stockholders. The investments will be made upon the completion of certain milestones through completion of Phase I clinical trials with the first investment of $3.0 million made upon the signing of the agreements. The first Series A Preferred Stock investment is convertible into our Common Stock at $2.70 per share or 1,112,966 shares. The remaining preferred stock investments will be convertible into our Common Stock based on a ten day average price prior to the investment date. We are required to provide additional funding of at least $5.0 million over the period of the collaboration and the funds invested by Guidant must be spent on specified cardiovascular programs. We also granted Guidant registration rights with respect to the shares of Common Stock into which the Series A Preferred Stock is convertible. The agreements also contain various covenant and termination provisions as defined by the agreements.The shares were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act.

     On July 1 2004, in connection with the Securities Purchase Agreement, we filed a Certificate of Designation with the Secretary of State of Delaware authorizing the Series A Preferred Stock we issued to Guidant. Among the terms of the Series A Preferred Stock, holders of the Series A Preferred Stock will be paid prior and in preference to holders of our Common Stock if certain liquidity events occur.

     In April 2004, the Company entered in a Securities Purchase Agreement, or the 2004 Equity Agreement, with a group of institutional investors, whereby the Company sold 4,564,000 shares of Common Stock at $2.25 per share, resulting in proceeds to the Company of $10.3 million. There were no placement fees associated with the offering and the shares issued were unregistered. The shares were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 24, 2004, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:


                                                                 Votes               Votes
                                                                  For              Withheld
                                                             ---------------     --------------
      Barry Johnson                                              21,413,530            101,884
      Charles T. Foscue                                          20,362,075          1,153,339
      Gary S. Kledzik, Ph.D.                                     20,194,928          1,320,486
      David E. Mai                                               20,353,957          1,161,457

In addition, the stockholders also approved the following proposals:

                                                         Votes             Votes                                Broker
                                                          For             Against          Abstained           Non-Votes
                                                     --------------    --------------    ---------------    ----------------

1.   Proposal to approve an amendment to the Company's
     2000 Stock  Compensation Plan to increase the
     number of shares of Common Stock reserved for issuance
     thereunder by 2,000,000 shares.                    5,130,535        1,392,094             22,810        14,969,975

2.   Proposal to ratify the selection of
     the Company's independent auditors.               21,480,192           27,016              8,206                --




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits          Description

     Exhibit 3.1 Amended and Restated Articles of Incorporation dated April 21, 2004 (incorporated by reference to Exhibit 3.1 of Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-2 filed on April 29, 2004) (SEC File No. 333-114698).

     Exhibit 3.2 Certificate of Designation relating to Series A Preferred Stock dated July 1, 2004.

     Exhibit 4.1 Securities Purchase Agreement dated July 1, 2004 between Advanced Cardiovascular Systems, Inc., a wholly owned subsidiary of Guidant Corporation, and the Registrant.

     Exhibit 4.2 Registration Rights Agreement dated July 1, 2004 between Advanced Cardiovascular Systems, Inc., a wholly owned subsidiary of Guidant Corporation, and the Registrant.

     Exhibit 10.1 Collaboration Agreement dated July 1, 2004 between Advanced Cardiovascular Systems, Inc., a wholly owned subsidiary of Guidant Corporation, and the Registrant.

     Exhibit 31.1 Certification Of Chief Executive Officer Pursuant To Section 13(A) Or 15(D) Of The Securities Exchange Act Of 1934As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

     Exhibit 31.2 Certification Of Chief Financial Officer Pursuant To Section 13(A) Or 15(D) Of The Securities Exchange Act Of 1934As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

     Exhibit 32.1 Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

                           On April 1, 2004, we filed a Form 8-K to report that on March 31, 2004 we submitted a New Drug Application
                           (NDA) to the U.S. Food and Drug Administration (FDA) seeking marketing approval of SnET2-PDT as a new treatment for patients with wet age-related macular degeneration (AMD).

                           On April 28, 2004, we filed a Form 8-K to report the sale of 4,564,000 shares of Common Stock at a per share purchase price of $2.25.

                           On June 2, 2004, we filed a Form 8-K to report that our NDA was accepted for filing by the FDA.

                           On July 6, 2004, we filed a Form 8-K to report our Collaboration and Securities Purchase Agreement with Guidant Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                          Miravant Medical Technologies

Date:    August 12, 2004                    By: /s/   John M. Philpott
                                              -----------------------
                                                      John M. Philpott
                                                      Chief Financial Officer
                                                (on behalf of the Company and as
                                                 Principal Financial Officer and
                                                   Principal Accounting Officer)