Form 10-Q
period 2004-09-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 2004-11-15
CIK 933745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to _______.

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

                                 Not applicable
--------------------------------------------------------------------------------
        (Former name, former address and formal fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at November 10, 2004

  Common Stock, $.01 par value                   36,496,772

                                TABLE OF CONTENTS
                          PART I. FINANCIAL INFORMATION


                                                                                                 Page

Item 1.           Condensed Consolidated Financial Statements

                  Condensed consolidated balance sheets as of September 30, 2004
                   (unaudited)and December 31, 2003..........................................     3
                  Condensed consolidated statements of operations for the three
                   and nine months ended September 30, 2004 and 2003 (unaudited).............     4
                  Condensed consolidated statement of stockholders' equity (deficit)
                   for the nine months ended September 30, 2004 (unaudited)..................     5
                  Condensed consolidated statements of cash flows for the nine
                   months ended September 30, 2004 and 2003 (unaudited)......................     6
                  Notes to condensed consolidated financial statements (unaudited)...........     7

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................................   13

Item 3.           Qualitative and Quantitative Disclosures About Market Risk..................   42

Item 4.           Controls and Procedures.....................................................   42

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings...........................................................   43

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.................   43

Item 3.           Defaults Upon Senior Securities.............................................   43

Item 4.           Submission of Matters to a Vote of Security Holders.........................   43

Item 5.           Other Information...........................................................   43

Item 6.           Exhibits ...................................................................   44

                  Signatures..................................................................   44


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          MIRAVANT MEDICAL TECHNOLOGIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                    September 30,       December 31,
                                    Assets                                              2004                  2003
                                                                                 ------------------   -------------------
Current assets:                                                                      (Unaudited)
   Cash and cash equivalents...............................................      $      5,146,000     $       1,030,000
   Marketable securities...................................................             3,106,000                    --
   Prepaid expenses and other current assets...............................               448,000               298,000
                                                                                 ------------------   -------------------
Total current assets.......................................................             8,700,000             1,328,000

Property, plant and equipment:
   Vehicles................................................................                28,000                28,000
   Furniture and fixtures..................................................             1,392,000             1,393,000
   Equipment...............................................................             4,479,000             5,200,000
   Leasehold improvements..................................................             2,721,000             2,720,000
                                                                                 ------------------   -------------------
                                                                                        8,620,000             9,341,000
   Accumulated depreciation................................................            (8,516,000)           (9,125,000)
                                                                                 ------------------   -------------------
                                                                                          104,000               216,000

Patents, net...............................................................               868,000               707,000
Other assets...............................................................                73,000               154,000
                                                                                 ------------------   -------------------
Total assets...............................................................      $      9,745,000      $      2,405,000
                                                                                 ==================   ===================

               Liabilities and stockholders' equity (deficit)

Current liabilities:
   Accounts payable........................................................      $      1,202,000      $      1,456,000
   Accrued payroll and expenses............................................               504,000               536,000
                                                                                 ------------------   -------------------
Total current liabilities..................................................             1,706,000             1,992,000

Long-term liabilities:
   Convertible debt:
    Face value of convertible debt.........................................            11,846,000            12,916,000
    Deferred financing costs and beneficial conversion value...............            (2,914,000)           (5,476,000)
                                                                                 ------------------   -------------------
Total long-term liabilities................................................             8,932,000             7,440,000

Stockholders' equity (deficit):
   Preferred stock, 30,000,000 shares authorized; 1,112,966 shares issued and outstanding at September 30, 2004 and none at December 31, 2003, respectively; liquidation preference of $2.70 per share over
      common shareholders.................................................              2,924,000                    --
   Common stock, 75,000,000 shares authorized; 35,457,636 and
      25,564,904 shares issued and outstanding at September 30, 2004 and
      December 31, 2003, respectively......................................           206,340,000           190,586,000
   Notes receivable from officers..........................................              (523,000)             (603,000)
   Deferred compensation...................................................                    --               (16,000)
   Accumulated deficit.....................................................          (209,634,000)         (196,994,000)
                                                                                 ------------------   -------------------
Total stockholders' equity (deficit).......................................              (893,000)           (7,027,000)
                                                                                 ------------------   -------------------
Total liabilities and stockholders' equity (deficit).......................      $      9,745,000      $      2,405,000
                                                                                 ==================   ===================


See accompanying notes.



                                                         MIRAVANT MEDICAL TECHNOLOGIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                  (Unaudited)



                                                       Three months ended September 30,      Nine months ended September 30,
                                                          2004                 2003            2004                 2003
                                                   ------------------- ------------------ ----------------   ----------------

         Revenues.................................   $            --      $           --    $          --     $           --

         Costs and expenses:
            Research and development..............         1,862,000            2,342,000       5,769,000          6,075,000
            General and administrative............         1,144,000            1,281,000       4,456,000          4,232,000
                                                   -------------------   ------------------ ----------------  ----------------
         Total costs and expenses.................         3,006,000            3,623,000      10,225,000         10,307,000

         Loss from operations.....................        (3,006,000)          (3,623,000)    (10,225,000)       (10,307,000)

         Interest and other income (expense):
            Gain on settlement of debt............                --            9,085,000              --          9,085,000
            Interest and other income.............            36,000               20,000          80,000             58,000
            Interest expense......................          (511,000)          (4,305,000)     (2,567,000)        (4,673,000)
            Gain (loss) on sale of property,
               plant and equipment................            37,000                   --          72,000            (60,000)
                                                    -------------------   ------------------ ---------------  ----------------
         Total net interest and other income
            (expense).............................          (438,000)           4,800,000      (2,415,000)         4,410,000
                                                    -------------------   ------------------ ---------------- ----------------

         Net income (loss)........................        (3,444,000)           1,177,000     (12,640,000)        (5,897,000)
                                                    ===================   ================== ================ ================
         Net income (loss) per share - basic......    $        (0.10)        $       0.05    $      (0.40)     $       (0.24)
                                                    ===================   ================== ================ ================
         Net income (loss) per share - diluted....    $        (0.10)        $       0.01    $      (0.40)     $       (0.24)
                                                    ===================   ================== ================ ================
         Shares used in computing basic income
          (loss) per share........................        35,261,531           24,719,298      31,866,397         24,418,845
                                                    ===================   ================== ================ ================
         Shares used in computing diluted income
          (loss) per share........................        35,261,531           35,937,631      31,866,397         24,418,845
                                                    ===================   ================== ================ ================

See accompanying notes.


                          MIRAVANT MEDICAL TECHNOLOGIES
        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICT)
                                   (Unaudited)


                                                                                   Notes
                                                                                 Receivable
                                  Preferred Stock           Common Stock            from       Deferred    Accumulated
                                Shares      Amount      Shares        Amount      Officers   Compensation   Deficit        Total
                               ---------  ----------- ----------- -------------- ----------- ------------ -------------- -----------
Balance at January 1, 2004...        --   $       --  25,564,904  $  190,586,000 $ (603,000)  $ (16,000) $(196,994,000) $(7,027,000)
   Comprehensive loss:
      Net loss...............        --           --          --              --         --          --    (12,640,000) (12,640,000)
                                                                                                                        ------------
   Total comprehensive loss..                                                                                           (12,640,000)
  Issuance of shares for
   restricted shares, stock
   awards and  stock option
   and warrant exercises.....        --           --     504,003         578,000         --          --             --      578,000
  Issuance  of  stock  at
   $2.25 per share...........        --           --   4,564,000      10,269,000         --          --             --   10,269,000
  Issuance of preferred stock
   at $2.70 per share, net of
   issue costs............... 1,112,966    2,924,000          --              --         --          --             --    2,924,000
  Beneficial conversion
   value.....................        --           --          --         300,000         --          --             --      300,000
  Issuance of stock related to
   debt conversions, warrant
   exercises and interest
   payments on debt, net of
   deferred financing costs...       --           --   4,650,979       4,191,000          --         --             --    4,191,000
  Value of warrants and stock
   awards issued to
   consultants................       --           --     173,750         416,000          --    (73,000)            --      343,000
  Non-cash interest on officer
   notes......................       --           --          --              --     (22,000)        --             --      (22,000)
  Repayments on officer  notes,
   net  of  reserve   for
   officer notes..............       --           --          --              --     102,000         --             --      102,000
  Amortization of deferred
   compensation...............       --           --          --              --          --     89,000             --       89,000
                             ----------- ----------- ------------ -------------- ------------ ---------- ------------- -------------
Balance at September 30, 2004 1,112,966  $ 2,924,000  35,457,636   $ 206,340,000  $ (523,000) $      --  $(209,634,000)  $ (893,000)
                             =========== =========== ===========  ============== ============ ========== ============== ============
     See accompanying notes.

                          MIRAVANT MEDICAL TECHNOLOGIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                              Nine months ended September 30,
Operating activities:                                                           2004                    2003
                                                                        -------------------    ----------------------
    Net loss..........................................................   $   (12,640,000)         $    (5,897,000)
    Adjustments to reconcile net loss to net cash used by operating activities:

       Depreciation and amortization..................................           205,000                  455,000
       Amortization of deferred compensation..........................            89,000                  311,000
       (Gain) loss on sale of equipment...............................           (68,000)                  60,000
       Reserve for patents............................................            33,000                  267,000
       Stock awards, restricted stock grants and ESOP match...........           548,000                  442,000
       Gain on settlement of short-term debt..........................                --               (9,085,000)
       Non-cash interest and amortization of deferred
         financing costs on long-term debt............................         2,540,000                4,648,000
       Provision (reduction) for employee and officer loans, net of
         non-cash interest on related loans...........................             9,000                  (17,000)
       Changes in operating assets and liabilities:
           Prepaid expenses and other assets..........................          (125,000)                 126,000
          Accounts payable and accrued payroll........................          (286,000)                  95,000
                                                                        -------------------    ----------------------
    Net cash used in operating activities.............................        (9,695,000)              (8,595,000)

Investing activities:

    Purchases of marketable securities................................        (3,106,000)                       --
    Purchases of patents..............................................          (266,000)                 (123,000)
    Proceeds from the sale of property, plant and equipment...........            98,000                        --
    Purchases of property, plant and equipment........................           (51,000)                 (119,000)
                                                                        -------------------    ----------------------
    Net cash used in investing activities.............................        (3,325,000)                 (242,000)

Financing activities:

    Proceeds from sale of Preferred Stock.............................         2,924,000                        --
    Proceeds from sale of Common Stock................................        10,269,000                        --
    Proceeds from convertible note arrangements.......................         2,000,000                10,952,000
    Proceeds from the exercise of warrants and stock options..........         1,815,000                        --
    Payment on short-term debt........................................                --                (1,230,000)
    Proceeds from repayment of note to officers.......................           128,000                        --
                                                                        -------------------    ----------------------
    Net cash provided by financing activities.........................        17,136,000                 9,722,000

    Net increase in cash and cash equivalents.........................         4,116,000                   885,000
    Cash and cash equivalents at beginning of period..................         1,030,000                   723,000
                                                                        -------------------    ----------------------
    Cash and cash equivalents at end of period........................   $     5,146,000       $         1,608,000
                                                                        ===================    ======================

Supplemental disclosures:
    Cash paid for:
      State taxes.....................................................   $         3,000       $             3,000
                                                                        ===================    ======================
      Interest .......................................................   $         1,000       $           250,000
                                                                        ===================    ======================
Supplemental disclosures of non-cash transactions:

     During the nine months ended  September 30, 2004,  $2.6 million of the 2003
     Convertible Debt, net of related deferred financing costs of $1.1 million, converted into 2.6 million shares of Common Stock, and $500,000 of the February 2004 Convertible Debt converted into approximately 250,000 shares of Common Stock. See accompanying notes.


                          MIRAVANT MEDICAL TECHNOLOGIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements for the year ended December 31, 2003 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company's independent auditors, Ernst & Young LLP, have indicated in their report accompanying the December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question. Through September 30, 2004, the Company had an accumulated deficit of $209.6 million. On September 30, 2004, the Company announced that the Food and Drug Administration, or the FDA, had issued an approvable letter for the Company's New Drug Application, or NDA, submission for SnET2, which the Company has recently branded as Photrex (SnET2)(TM). The approvable letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory clinical trial, as well as certain other requirements. As a result, the Company expects to continue to incur substantial, and likely increasing, operating losses for the next few years due to the cost of completing the conditions of the FDA's approvable letter which includes an additional clinical trial, the cost associated with amending the NDA for Photrex (SnET2), pre-commercialization expenses for Photrex (SnET2), the continued spending on other research and development programs which includes the funding of preclinical studies, clinical trials and related regulatory activities and the costs of device and drug manufacturing and administrative activities. The Company also expects these operating losses to fluctuate based on its ability to fund the research and development programs as well as the operating expenses of the Company.

     The Company is continuing its scaled-back efforts, which it implemented in 2002, in research and development and the preclinical studies and clinical trials of our products. The cost of an additional clinical trial and any other requirements the Company will need to satisfy per the conditions of the approvable letter from the FDA, preparing, amending and resubmitting the NDA, obtaining related requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will be required for the manufacture, marketing and distribution of the Company's product in order to achieve a level of revenues adequate to support the Company's cost structure. In October 2004, the Company entered into a non-binding letter of intent for convertible debt financing which, if completed, would allow the Company to borrow up to $15.0 million from a group of private accredited investors. The funding is subject to completion of the definitive terms and finalization of the related agreements. In July 2004, as discussed in Note 6, the Company entered into a Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation, or Guidant, pursuant to which Guidant invested $3.0 million upon signing of the agreements and may invest up to an additional $4.0 million to support the Company's cardiovascular program. In April 2004, as discussed in Note 6, the Company entered into a Securities Purchase Agreement, or the 2004 Equity Agreement, with a group of institutional investors which provided $10.3 million of proceeds. In February 2004, as discussed in Note 5, the Company entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain accredited investors, or the February 2004 Lenders, which provided proceeds of $2.0 million. In
     August 2003, the Company entered into a Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement, with a group of private accredited investors, or the 2003 Lenders, pursuant to which the Company issued securities to the 2003 Lenders in exchange for gross proceeds of $6.0 million. In addition, in December 2002, the Company entered into a
     $12.0 million Convertible Debt and Warrant Agreement, or 2002 Debt Agreement, with a group of private accredited investors, or the 2002
     Lenders. The Company has borrowed $6.3 million under the 2002 Debt Agreement and there are no further borrowings available under the 2002 Debt Agreement. If the Company is able to complete the $15.0 million convertible debt financing and those funds are available when needed, the Company's executive management believes that as long as the Company's debt is not accelerated, then the Company has the ability to conserve cash required for operations through June 30, 2006. If the $15.0 million convertible debt financing is not completed or, if completed, those funds and/or additional funding is not available when needed, the Company believes that it will have cash required for operations through March 31, 2005 assuming the delay or reduction in scope of one or more of the research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. The Company believes it can raise additional funding, in addition to completing the $15.0 million convertible debt financing, to support operations through corporate collaborations or partnerships, licensing of Photrex (SnET2) or new products and additional equity or debt financings, if necessary. There can be no assurance that the Company will be successful in obtaining additional financing or that financing will be available on favorable terms.

     The Company is authorized to issue up to 75,000,000 shares of Common Stock and up to 30,000,000 shares of Preferred Stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. As of November 10, 2004, there were 36,496,772 shares of Common Stock issued outstanding; approximately 10,261,000 shares of Common Stock reserved for the conversion of outstanding debt and payment of related interest; 5,114,517 shares of Common Stock reserved for issuance pursuant to our equity compensation plans; 10,013,750 shares of Common Stock reserved for issuance pursuant to outstanding warrants; 1,112,966 shares of Series A Preferred Stock issued and outstanding; and 75,000 shares of Series B Junior Participating Stock authorized and reserved for issuance.

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

2.   Marketable Securities

     Marketable securities in 2004 consist of short-term, interest-bearing corporate bonds. There were no marketable security balances as of December 31, 2003. The Company has established investing guidelines relative to concentration, maturities and credit ratings that maintain safety and liquidity.

     In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of September 30, 2004, all marketable securities and certain investments in affiliates were classified as "available-for-sale." Available-for-sale securities and investments are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned. Declines in value determined to be other-than-temporary on available-for-sale securities are listed separately as a non-cash loss in investment in the consolidated financial statements.

3.   Comprehensive Loss

     For the nine months ended September 30, 2004 and 2003, comprehensive loss amounted to approximately $12.6 million and $4.5 million, respectively. There was no difference between net loss and comprehensive loss for the nine months ended September 30, 2004. The difference between net loss and comprehensive loss for the nine months ended September 30, 2003, related to the change in the unrealized loss or gain the Company recorded for its available-for-sale securities on its investment in its former affiliate, Xillix Technologies Corp.

4.   Per Share Data

     Basic  income  (loss) per common  share is computed by dividing  net income
     (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2004 and 2003:




                                                               Three months ended                    Nine months ended
                                                                 September 30,                         September 30,
                                                           2004               2003                2004               2003
                                                    ---------------- --------------------  ------------------  -----------------
      Numerator:
        Net income (loss).........................   $  (3,444,000)      $  1,177,000      $   (12,640,000)    $  (5,897,000)
          Interest expense on convertible debt....              --            341,000                   --                --
          Accelerated amortization on
            beneficial conversion value...........              --         (1,022,000)                  --                --
                                                    ----------------   -----------------  ------------------ ------------------
          Numerator for diluted net income
           (loss) per share.......................   $  (3,444,000)      $    496,000      $   (12,640,000)    $  (5,897,000)

      Denominator:
        Denominator for basic net income (loss)
          per share-weighted average shares......       35,261,531         24,719,298           31,866,397        24,418,845
        Dilutive potential common shares from
           employee stock options and stock
           awards.................................              --            786,976                   --                --
        Dilutive potential common shares from
           warrants...............................              --          1,708,357                   --                --
        Dilutive potential common shares from
           conversion of convertible  debt........              --          8,723,000                   --                --
                                                    ----------------   -----------------  ------------------ ------------------
        Denominator for diluted net income (loss)
          per share-weighted average shares and
          assumed conversions....................       35,261,531         35,937,631           31,866,397         24,418,845
                                                    ----------------   -----------------  ------------------ ------------------
      Basic net income (loss) per share              $       (0.10)       $      0.05      $        (0.40)     $        (0.24)
                                                    ================   =================  ================== ==================
      Diluted net income (loss) per share            $       (0.10)       $      0.01      $        (0.40)     $        (0.24)
                                                    ================   =================  ================== ==================

     Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, for the three months ended September 30, 2004 and for the nine months ended September 30, 2004 and 2003, basic and diluted loss per share as presented on the condensed consolidated statements of operations are the same.

5.   Convertible Debt Agreements

     In February 2004, the Company entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement, the Company issued $2.0 million worth of convertible debentures maturing on February 5, 2008 with interest accruing at 8% per year, due and payable quarterly, with the first interest payment due on April 1, 2004. At the Company's option, and subject to certain restrictions, the Company may make interest payments in cash or in shares of its Common Stock, or the interest can be added to the outstanding principal of the note. Each convertible debenture issued pursuant to the February 2004 Debt Agreement is convertible at the holder's option into shares of the Company's Common Stock at $2.00 per share. Upon the occurrence of certain events of default, the holders of the convertible debentures may require that they be repaid prior to maturity. These events of default include the Company's failure to pay amounts due under the debentures or to otherwise perform any material covenant in the February 2004 Debt Agreement or other related documents. As of September 30, 2004, $500,000 of the outstanding debt from the February 2004 Debt Agreement had been converted into 250,000 shares of Common Stock.

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

     In connection with the Company's 2003 Debt Agreement, during the nine months of 2004, certain of the 2003 Lenders converted their Notes into shares of the Company's Common Stock. As of September 30, 2004, $2.6 million of the $6.0 million principal balance of the 2003 Notes outstanding have been converted into 2.6 million shares of Common Stock. The $2.6 million reduction in debt due to the conversion was net of $1.1 million of deferred financing costs. In addition, of the warrants to purchase 4.5 million shares of Common Stock related to the 2003 Debt Agreement, 1,425,000 warrants have been exercised, resulting in proceeds to the Company of $1.4 million.

     In connection with the Company's 2002 Debt Agreement, in May 2004, the Company and the 2002 Lenders agreed to terminate the available borrowing provisions of the 2002 Debt Agreement, which were to expire by June 30, 2004. As of September 30, 2004, the Company had borrowed $6.3 million under the 2002 Debt Agreement, none of which has been converted.

6.   Equity Agreements

     In April 2004, the Company entered into a Securities Purchase Agreement, or the 2004 Equity Agreement, with a group of institutional investors, whereby the Company sold 4,564,000 shares of Common Stock at $2.25 per share, resulting in proceeds to the Company of $10.3 million. There were no placement fees associated with the offering.

     In July 2004, the Company entered into a Collaboration Agreement and a Securities Purchase Agreement with Guidant. The Securities Purchase Agreement provides for Guidant to invest up to $7.0 million in non-cumulative convertible Series A Preferred Stock of the Company. The Series A Preferred Stock has voting rights and liquidation preferences of $2.70 per share over the common stockholders. The investments will be made upon the completion of certain milestones through completion of Phase I clinical trials with the first investment of $3.0 million made upon the signing of the agreements. The first Series A Preferred Stock investment is convertible into the Company's Common Stock at $2.70 per share or 1,112,966 shares. The remaining preferred stock investments, if made, will be convertible into the Company's Common Stock based on a ten (10) trading day average price prior to the investment date. The Company is required to provide additional funding of at least $5.0 million over the period of the collaboration and the funds invested by Guidant must be spent on specified cardiovascular programs. The Company also granted Guidant registration rights with respect to the shares of Common Stock into which the Series A Preferred Stock is convertible. The agreements also contain various covenant and termination provisions as defined by the agreements.

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

     If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                              Three months ended September 30,    Nine months ended September 30,
                                                                       2004           2003               2004              2003
                                                              -------------- -------------------- ----------------   --------------
  Net income (loss) as reported                                $ (3,444,000)    $  1,177,000      $ (12,640,000)      $ (5,897,000)
  Stock-based employee stock option cost included in
  reported net loss                                                      --               --                 --                 --
  Pro forma stock-based employee compensation cost under
  SFAS No. 123                                                     (173,000)        (183,000)          (612,000)          (627,000)
                                                              --------------  ------------------  ----------------   ---------------
  Pro forma net income (loss) - basic                            (3,617,000)         994,000        (13,252,000)        (6,524,000)
                                                              --------------  -----------------   ----------------   ---------------
  Interest expense on convertible debt                                   --          341,000                 --                 --
  Accelerated amortization on beneficial conversion value                --       (1,022,000)                --                 --
                                                              --------------  ---------------     ---------------    ---------------
   Pro forma net income (loss) - diluted                       $ (3,617,000)    $    313,000      $ (13,252,000)      $ (6,524,000)
                                                              --------------  ---------------     ---------------    ---------------
As reported:

    Net income (loss) per share - basic                        $     (0.10)     $       0.05      $      (0.40)       $      (0.24)
                                                              ==============  ===============    =============== ===================
    Net income (loss) per share - diluted                      $     (0.10)     $       0.01      $      (0.40)       $      (0.24)
                                                              ==============  ===============    =============== ===================
Pro forma:

    Net income (loss) per share - basic                        $    (0.10)      $       0.04      $      (0.42)       $      (0.27)
                                                              ==============  ===============    =============== ===================
    Net income (loss) per share - diluted                      $    (0.10)      $       0.01      $      (0.42)       $      (0.27)
                                                              ==============  ===============    =============== ===================



8.   Reclassifications

     Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the current period presentation.

9.   Recent Accounting Pronouncements

     On October 13, 2004, the Financial Accounting Standards Board, or FASB, concluded that the Proposed Statement of Financial Accounting Standards, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments, (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company could adopt the new standard in one of two ways - the modified prospective transition method or the modified retrospective transition method. Assuming the new standard is implemented as scheduled, the Company will adopt this new standard in the third quarter of 2005 and is currently evaluating the effect that the adoption of this standard will have on the Company's financial position and results of operations.

10.  Subsequent Event

     Note Conversion

     In October 2004, the remaining February 2004 Lenders converted their outstanding debt of $1.5 million into 750,000 shares of the Company's Common Stock. As of October 19, 2004, all $2.0 million of the debt outstanding from the February 2004 Debt Agreement has been converted into
     1.0 million shares of Common Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This section of the Quarterly Report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements which are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties, including but not limited to statements regarding: our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to successfully complete the conditions of the approvable letter as outlined by the Food and Drug and Administration, or the FDA, relating to our New Drug Application, or NDA, submission for SnET2, which we have recently branded as Photrex (SnET2)(TM); our ability to raise funds to continue operations; the use of Photrex (SnET2) to treat wet age-related macular degeneration, or AMD; our ability to complete the $15.0 million convertible debt financing for which we have entered into a non-binding letter of intent; our ability to meet the covenants of the August 2003 Unsecured Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement; our ability to meet the covenants of the February Unsecured Convertible Debt Purchase Agreement, or the February 2004 Debt Agreement; our ability to ultimately receive regulatory approval from the FDA for our NDA submission upon satisfactory completion of the contingencies outlined by the FDA in their approvable letter; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq or other national stock market exchanges; our plans to collaborate with other parties and/or license Photrex (SnET2); our ability to meet the requirements of our July 2004 Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation; our ability to continue to retain employees under our current financial circumstances; our ability to use our laser and delivery devices in future clinical trials; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including but not limited to: failure to obtain additional funding in a timely manner, if at all; our failure to comply with the covenants in our 2003 Debt Agreement; or to the extent we are unable to comply with these covenants, obtain waivers from these covenants, which could lead to a default under those agreements; a failure of our drugs and devices to receive regulatory approval; other parties declining to collaborate with us due to our financial condition or other reasons beyond our control; the failure of our existing laser and delivery technology to prove to be applicable or appropriate for future studies; our failure to obtain the necessary funding to further our research and development activities; and unanticipated changes by the government in its past practices by exercising its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see "Risk Factors", for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

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

     Our most advanced drug, PhotoPoint SnET2, has completed Phase III clinical trials for the treatment of wet age-related macular degeneration, or AMD, and we submitted a New Drug Application, or an NDA, for our lead drug SnET2, which we have recently branded as Photrex (SnET2)(TM), to the Food and Drug Administration, or the FDA, for its marketing approval on March 31, 2004, which was accepted for filing on June 1, 2004, with a priority review designation. On September 30, 2004, we announced that the FDA had issued an approvable letter for our NDA submission for Photrex (SnET2). The letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory clinical trial, as well as certain other requirements. We have scheduled a meeting with the FDA during the fourth quarter of 2004 to better understand the conditions stated in the approvable letter. Even though the FDA issued an approvable letter, the FDA may not ultimately approve our NDA for Photrex (SnET2). The approval process may take a significant amount of time and the FDA's approval, if any, is contingent upon satisfying these additional conditions and requirements.

     We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $209.6 million as of September 30, 2004. We expect to continue to incur significant, and likely increasing, operating losses over the next few years, and we believe we will be required to obtain substantial additional debt or equity financing to fund our operations during this time as we seek to achieve a level of revenues sufficient to support our anticipated cost structure. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have continued to adhere to our cost restructuring program implemented in 2002 which has helped reduce our overall costs. Our ability to achieve and sustain profitability depends upon our ability, alone or with others, to successfully complete the conditions outlined in the approvable letter issued by the FDA for our NDA submission for Photrex (SnET2), which includes a confirmatory clinical trial, to amend the NDA, to receive regulatory approval for Photrex (SnET2) in AMD, to fund and successfully complete the development of our other proposed products, and to successfully manufacture and market our proposed products. No revenues have been generated from commercial sales of Photrex (SnET2) and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on the timing of regulatory approval for Photrex (SnET2) in AMD and our ability to establish a collaboration, with a corporate partner or other sales organization, to commercialize Photrex (SnET2) if regulatory approval is received. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, sales of Photrex (SnET2) bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales.

     Our significant funding activities over the last eighteen months have consisted of the following:

     * A Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation, or Guidant, completed July 1, 2004, providing an equity investment of $3.0 million upon signing and additional investments of up to $4.0 million upon the completion of certain milestones related to our cardiovascular program;
     *    A $10.3 million equity financing completed April 23, 2004;
     *    A $2.0 million convertible debt financing completed February 5, 2004;
     * Warrant exercises through November 10, 2004 providing proceeds of $1.4 million;
     * The sale of our investment in an affiliate, Xillix Technologies Corp., or Xillix, in December 2003, providing net cash proceeds of $1.6 million;
     *    A $6.0 million  convertible  debt financing  completed in August 2003;
          and
     * Settlement of our $10.0 million debt with Pharmacia AB, a wholly owned subsidiary of Pfizer, Inc., or Pharmacia, that required a cash payment of $1.0 million.

     There can be no assurance that we will be successful in obtaining additional financing or that financing will be available on favorable terms. In October 2004, we entered into a non-binding letter of intent for convertible debt financing which, if completed, would allow us to borrow up to $15.0 million from a group of private accredited investors. The funding is subject to completion of the definitive terms and finalization of the related agreements. If we are ale to complete the $15.0 million convertible debt financing and those funds are available when needed, executive management believes that as long as our debt is not accelerated, then we have the ability to conserve cash required for operations through June 30, 2006. If the $15.0 million convertible debt financing is not completed or, if completed, those funds and/or additional funding is not available when needed, we believe that we will have cash required for operations through March 31, 2005 assuming the delay or reduction in scope of one or more of our research and development programs, and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. We believe we can raise additional funding, in addition to completing the $15.0 million convertible debt financing, to support operations through corporate collaborations or partnerships, through licensing of Photrex (SnET2) or new products and through public or private equity or debt financings.

Ongoing Operations

     We have continued our scaled-back efforts, which we implemented in 2002, in research and development and the preclinical studies and clinical trials of our products. Our primary efforts in 2003 and 2004 have been in preparing a submission of an NDA for marketing approval in AMD for Photrex (SnET2) and responding to the FDA regarding their review requests. We expect that over the next couple of years, our likely activities and costs will consist of the following:

     * The completion of the conditions as outlined by the approvable letter from the FDA which includes commencing a confirmatory clinical trial;
     *    Amending the NDA;
     * Pre-commercialization activities such as pre-marketing and possible drug and device manufacturing prior to receiving a decision from the FDA regarding marketing approval;
     * Increasing our development activities, completing an Investigational New Drug application, or IND, and starting a Phase I clinical trial for our cardiovascular program;
     * Preparation of an IND and commencing a clinical trial in AV access disease; and
     * Close-out, review and follow-up of our Phase II dermatology clinical trial.

     The extent of each of these activities will depend on the available funding and resources. Additionally, if requisite regulatory approval is obtained for Photrex (SnET2) substantial additional funding will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure.

     In ophthalmology, our primary focus from 2003 through September 30, 2004 was the preparation and filing of our NDA for marketing approval of Photrex (SnET2), a new drug for the treatment of AMD and the related responses to requests by the FDA. In January 2003, we announced our plans to move forward with preparing our first NDA submission of Photrex (SnET2) for the treatment of AMD, after we regained the license rights to Photrex (SnET2) as well as the related data and assets from the Phase III AMD clinical trials from Pharmacia in March 2002. Our decision came after we completed our analyses of the Phase III AMD clinical data, which we believed showed positive results in a significant number of Photrex (SnET2) treated patients versus placebo control patients, and after holding discussions with regulatory consultants and the ophthalmic division of the FDA. We submitted the NDA on March 31, 2004, seeking marketing approval based on clinical results in the "per protocol" study population. The per protocol population consists of those patients who received the exposure to the Photrex (SnET2) treatment regimen pre-specified in the clinical study protocol, comprising a smaller number of patients than the total study population. The NDA was accepted by the FDA for filing on June 1, 2004 and was given a priority review. On September 30, 2004, we announced that the FDA had issued an approvable letter for our NDA submission for Photrex (SnET2). The approvable letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory clinical trial, as well as certain other requirements. We have scheduled a meeting with the FDA during the fourth quarter of 2004 to better understand the conditions stated in the approvable letter. The cost of an additional clinical trial and any other requirements we will need to complete to satisfy the conditions of the approvable letter from the FDA, amending the NDA and obtaining related requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. If requisite regulatory approval is obtained, then substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. Besides the possible use of Photrex (SnET2) alone or in combination with other therapies, we have identified potential next generation drug compounds for use in various eye diseases. These drugs are in the early stage of development and will not likely begin further development until we obtain additional funding and/or a corporate partner or other collaboration in ophthalmology.

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

     In our cardiovascular disease program, we have conducted numerous preclinical studies with new photoselective drugs for cardiovascular diseases, in particular for the prevention and treatment of restenosis and for the treatment of atherosclorosis and athrosclorotic vulnerable plaque. Atherosclorosis is the narrowing of an artery due to plaque deposits. Vulnerable plaque, or VP, is an unstable, rupture-prone inflammatory plaque within the artery walls, and restenosis is the renarrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. Based on our collaboration with Guidant, we have begun the process of formulating a new lead drug, MV0633, and, pending the outcome of required preclinical studies and other factors, we expect to prepare an IND in cardiovascular disease for MV0633 and commence a Phase I clinical trial. The timing of the IND and the subsequent Phase I clinical trial are dependent on numerous factors including preclinical results, available funding and personnel.

     In our vascular disease program, synthetic arteriovenous, or AV, grafts are placed in patients with End Stage Renal Disease to provide access for hemodialysis. While these grafts are critical to the health of the patient, their functional lifetime is limited due to stenosis, or narrowing, caused by cell overgrowth in the vein. As a result of our preclinical studies in cardiovascular disease and our discussions with the FDA, we decided to further develop the use of PhotoPoint PDT for the prevention and/or treatment of vascular access disease. Additionally, we are currently pursuing potential strategic partners in this field. We are planning to prepare and file an IND for the commencement of clinical trials in this field, pending financial considerations, corporate collaborations and other factors.

     In our oncology research program, we have performed various preclinical studies in solid tumors to target tumor cells and tumor neovasculature. The focus of our preclinical research is to evaluate the utility of PhotoPoint PDT as a stand-alone treatment or as a combination therapy with experimental or conventional therapies. Our research efforts have focused on the use of PhotoPoint PDT in treating cancers such as those of the brain, breast, lung and prostate. We have an existing oncology IND for Photrex (SnET2), under which we may choose to submit protocols for clinical trials in the future. We have also investigated our novel compound MV6401 for solid tumors in oncology applications.

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



                                                                                                           Estimate of Completion
           Program            Indication (Primary Drug)                  Phase of Development                     of Phase
   -----------------------    --------------------------------    -----------------------------------     --------------------------
        Ophthalmology              AMD (Photrex (SnET2))            Complete the conditions of the             Currently under
                                                                      approvable letter per FDA                  evaluation

                                    New drug compounds                     Research studies                       Completed

         Dermatology                Psoriasis (MV9411)             Phase II close-out and analysis              Q4 2004/Q1 2005

       Cardiovascular           VP and Restenosis (MV0633)          Drug formulation, preclinical                 2004-2005
          disease                                                     studies and IND submission

      Vascular disease               AV Graft (MV2101)                      IND submission                           2005

          Oncology               Tumor research (MV 6401)                  Research studies                          **


          ** Based on the early development stage of this program, we cannot reasonably estimate the time at which this program may move from a research or preclinical development phase to the clinical trial phase.
          The decision and timing of moving this program to the clinical trial phase, if at all, will depend on a number of factors including the results of the preclinical studies, the estimated costs of the program, the availability of competitive therapies and other market considerations and our ability to fund or obtain additional financing or to obtain new collaborative partners to help fund the program.


     Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to license and pursue further development of Photrex (SnET2) for AMD or other disease indications, our ability to reduce operating costs as needed, our ability to regain our listing status on Nasdaq or other national stock market exchanges and various other economic and development factors, such as the cost of the programs, reimbursement and the available competitive therapies and other market considerations, we may or may not elect or be able to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

     Results of Operations

     Revenues. We had no revenues for the three and nine months ended September 30, 2004 and 2003.

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

     Research and Development. Research and development costs are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of costs incurred by outside providers and consultants for preclinical studies, clinical trials and related clinical drug and device development and manufacturing costs, drug formulation expenses, NDA preparation services and other research and development expenditures. Indirect costs consist of internally generated costs from salaries and benefits, overhead and facility costs, and other support services. Our research and development expenses for the nine months ended September 30, 2003 was $6.1 million compared to $5.8 million for the same period in 2004. Research and development expenses decreased from $2.3 million for the three months ended September 30, 2003 to $1.9 million for the same period in 2004. The decrease in research and development expenses for the three and nine months ended September 30, 2004 compared to the same periods in 2003 is specifically related to a decrease in the NDA submission activities and costs due to the NDA submission on March 31, 2004 and a decrease in indirect costs resulting from the downsizing of our facility and a related reduction in overhead costs. The Company incurred research and development expenses for these periods for:

     *    Preparation of our NDA submission for Photrex (SnET2) in AMD;
     * Work associated with the development of delivery systems and drug formulations for the cardiovascular programs; and
     *    Clinical trial costs for our Phase II dermatology program.

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



                                               Three months ended September 30,          Nine months ended September 30,
        --------------------------------    --------------------------------------    -------------------------------------
                    Program                      2004                 2003                 2004                 2003
        --------------------------------    ----------------    ------------------    ---------------     -----------------
        Direct costs:
             Ophthalmology..............        $   439,000        $     507,000        $ 1,596,000           $ 1,063,000
             Dermatology................              5,000               34,000             52,000               236,000
             Cardiovascular disease.....            405,000                6,000            501,000               266,000
             Oncology...................                 --                   --                 --                15,000
                                            ----------------    ------------------    ---------------     -----------------
        Total direct costs..............        $   849,000        $     547,000        $ 2,149,000           $ 1,580,000

        Indirect costs .................        $ 1,013,000        $   1,795,000        $ 3,620,000           $ 4,495,000
                                            ---------------     -----------------    ---------------     -----------------
        Total research and development
        costs...........................        $ 1,862,000        $   2,342,000        $ 5,769,000           $ 6,075,000
                                            ================    ==================    ===============     =================



     Ophthalmology. For the nine months ended September 30, 2003, our direct ophthalmology program costs have increased from $1.1 million to $1.6 million for the nine months ended September 30, 2004. For the three months ended September 30, 2003, our direct ophthalmology program costs have decreased from $507,000 to $439,000 for the same period in 2004. Costs incurred for the ophthalmology program in 2004 have consisted of costs incurred from consultants and contract research organizations for assistance in the preparation and related follow-up work associated with our NDA filed and the commencement of pre-commercialization activities. The costs incurred for the nine month period ended September 30, 2003 are specifically related to the analysis of the clinical trial data for Photrex (SnET2) in AMD by outside consultants.

     Dermatology. For the nine months ended September 30, 2003, our direct dermatology program costs decreased from $236,000 to $52,000 for the nine months ended September 30, 2004. For the three months ended September 30, 2003, our direct dermatology program costs have decreased from $34,000 to $5,000 for the same period in 2004. Costs incurred in the dermatology program include expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase II clinical trial expenses. The decrease for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 is related to the decrease in patient treatments in the Phase II clinical trial compared to 2003.

     Cardiovascular Disease. For the nine months ended September 30, 2003, our direct cardiovascular disease program costs increased from $266,000 to $501,000 for same period in 2004. For the three months ended September 30, 2003, our direct cardiovascular disease program costs have increased from $6,000 to $405,000 for the same period in 2004. Our cardiovascular disease program costs include expenses for the formulation of new drug compounds and development of light delivery devices, drug formulation costs, drug and device manufacturing expenses and internal and external preclinical study costs. The increase from 2003 to 2004 is related to an increase in activities due to the Guidant investment and collaboration entered into in July 2004. These activities for 2004 consist of the development and manufacturing activities for drug and devices to be used in the preclinical studies and the preparation work for an Investigational New Drug, or IND, and Phase I clinical trial. We expect to continue to incur an increase in development costs for this program.

     Oncology. For the nine months ended September 30, 2003, our direct oncology program costs have decreased from $15,000 to no costs for the same period in 2004. For the three months ended September 30, 2003 and September 30, 2004, we did not incur direct oncology program costs. Our oncology program costs had primarily consisted of costs for internal and external preclinical studies and expenses for the early development of new drug compounds. The decrease in oncology program costs from 2003 to 2004 is related to our decision to temporarily utilize resources toward our preparation of our NDA for ophthalmology rather than for discovery and research programs in oncology.

     Indirect Costs. For the nine months ended September 30, 2003, our indirect costs have slightly decreased from $4.5 million to $3.6 million for the same period in 2004. For the three months ended September 30, 2003, our indirect costs have decreased from $1.8 million to $1.0 million for the same period in 2004. Generally, the decrease from 2003 to 2004 was attributed to a decrease in costs related to the downsizing of facilities and related reduction in overhead costs, which was slightly offset by an increase in employee compensation which were adjusted for the first time since 2001.

     We expect that future research and development expenses may fluctuate depending on available funds, continued expenses incurred related to our completion of the conditions of the approvable letter received from the FDA, pre-commercialization costs for drug and devices manufacturing, costs for preclinical studies and clinical trials in our dermatology, cardiovascular and other programs, costs associated with the purchase of raw materials and supplies for the production of devices and drug for use in preclinical studies and clinical trials, results obtained from our ongoing preclinical studies and clinical trials and the expansion of our research and development programs, which includes the increased hiring of personnel, the continued expansion of existing or the commencement of new preclinical studies and clinical trials and the development of new drug compounds and formulations.

     General and Administrative. For the nine months ended September 30, 2003, our general and administrative expenses have slightly increased from $4.2 million to $4.5 million for the same period in 2004. For the three months ended September 30, 2003 general and administrative expenses decreased slightly from $1.3 million to $1.1 million from the same period in 2004. Expenses for the three and nine months ended September 30, 2003 and 2004 related primarily to payroll related expenses, operating costs such as rent, utilities, professional services and insurance costs and non-cash expenses such as stock compensation and depreciation. For the nine months ended September 30 2004, the employee and overhead related expenses increased as compared to the same period in 2003 due to the increase in employee wages which were adjusted for the first time since 2001 and an increase in stock compensation costs. The increase in costs was offset by a decrease in facility related costs due to the downsizing of our facilities.

     We expect future general and administrative expenses to remain consistent with the three and nine month periods ended September 30, 2004 although they may fluctuate depending on available funds, and the need to perform our own pre-marketing, marketing and sales activities, the support required for research and development activities, the costs associated with potential financing and partnering activities, continuing corporate development and professional services, facility and overhead costs, compensation expense associated with employee stock bonuses and stock options and warrants granted to consultants and expenses for general corporate matters.

     Gain on Settlement of Debt. For the three and nine month periods ended September 30, 2003, we recorded a gain of $9.1 million for the settlement of our debt to Pharmacia. There was no gain recorded in the comparable 2004 periods. In connection with the 2003 Debt Agreement, we entered into a Termination and Release Agreement with Pharmacia, that provided, among other things, for the settlement of the $10.6 million debt owed by us to Pharmacia and the release of the related security collateral, in exchange for a $1.0 million cash payment, 390,000 shares of our Common Stock, with a fair market value on the date of issuance of $386,000 and the adjustment of the exercise price of Pharmacia's outstanding warrants to purchase shares of our Common Stock, valued at $151,000. Under Financial Accounting Standards Board Statement, or FASB, No. 145, we recorded a net gain of $9.1 million, which was determined as follows: the $10.6 million debt was reduced by the $1.0 million cash payment, the fair market value of the issued Common Stock of $386,000 and the Black-Scholes value of the repriced warrants of $151,000, resulting in a net $9.1 million gain.

     Interest and Other Income. For the nine months ended September 30, 2003, interest and other income increased from $58,000 to $80,000 for the same period in 2004. For the three months ended September 30, 2003, interest and other income increased from $20,000 to $36,000 for the same period in 2004. Interest and other income amounts are derived from interest earned on cash and marketable securities earning interest. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

     Interest Expense. Interest expense significantly decreased from $4.7 million for the nine months ended September 30, 2003 to $2.6 million for the nine months ended September 30, 2004. For the three months ended September 30, 2003, interest expense decreased from $4.3 million to $511,000 for the same period in 2004. The decrease is primarily related to a decrease in the amortization of the beneficial conversion value from the February 2004 Debt Agreement and the 2003 and 2002 Debt Agreements. Under the EITF No. 98-5, we were required to determine the beneficial conversion value for the February 2004 Debt Agreement, the 2003 Debt Agreement and the 2002 Debt Agreement. The beneficial conversion value represents the difference between the fair value of our Common Stock on the date of the first available conversion and the intrinsic value, which is the value of the various notes on as converted assumption and the value of detachable warrant issued. The remaining beneficial conversion value from the 2003 Debt Agreement and 2002 Debt Agreement of $681,000 was amortized during the nine months ended September 30, 2004. Additionally, a $300,000 beneficial conversion value associated with the February 2004 Debt Agreement was recorded and amortized during the nine months ended September 30, 2004. These amounts were recorded as interest expense. The decrease in interest expense for the nine months ended September 30, 2004 compared to the same period in 2003 was partially offset by an increase in interest expense from borrowings under the 2002 Debt Agreement, 2003 Debt Agreement and the February 2004 Debt Agreement and the related amortization of deferred financing costs associated with those agreements of $1.9 million. Interest expense for the three and nine months ended September 30, 2003 consisted primarily of the amortization of the beneficial conversion value of the 2003 Debt Agreement and the 2002 Debt Agreements plus interest expense related to the 2002 and 2003 Debt Agreements. The level of interest expense in future periods is expected to fluctuate depending on the levels of outstanding debt.

Liquidity and Capital Resources

     Since inception through September 30, 2004, we have accumulated a deficit of approximately $209.6 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering and credit arrangements. As of September 30, 2004, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $254.8 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of September 30, 2004, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     In October 2004, we entered into a non-binding letter of intent for a convertible debt financing which, if completed, would allow us to borrow up to $15.0 million from a group of private accredited investors. The funding is subject to completion of the definitive terms and finalization of the related agreements.

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

     In February 2004, we entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement we issued $2.0 million worth of convertible debentures maturing on February 5, 2008 with interest accruing at 8% per year, due and payable quarterly, with the first interest payment due on April 1, 2004. At our option and subject to certain restrictions, we may make interest payments in cash or in shares of our Common Stock, or the interest can be added to the outstanding principal of the note. Each convertible debenture issued pursuant to the February 2004 Debt Agreement is convertible at the holder's option into shares of our Common Stock at $2.00 per share. Upon the occurrence of certain events of default, the holders of the convertible debentures may require that they be repaid prior to maturity. These events of default include our failure to pay amounts due under the debentures or to otherwise perform any material covenant in the February 2004 Debt Agreement or other related documents. In connection with our February 2004 Debt Agreement, during the three and nine months ended September 30, 2004, certain of the February 2004 Lenders converted their Notes into shares of our Common Stock. As of November 10, 2004, all $2.0 million of the Notes outstanding have been converted into 1.0 million shares of Common Stock.

     In August 2003, we entered into a Convertible Debt and Warrant Purchase Agreement, or the 2003 Debt Agreement, with a group of private accredited investors, or the 2003 Lenders, pursuant to which we issued securities to the 2003 Lenders in exchange for gross proceeds of $6.0 million. Under the 2003 Debt Agreement, the debt can be converted, at the 2003 Lender's option after the registration of the underlying stock, at $1.00 per share into our Common Stock. We issued separate convertible promissory notes, which are referred to as the 2003 Notes, to each 2003 Lender and the 2003 Notes earn interest at 8% per annum and are due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in-kind at our option. Under certain circumstances each 2003 Note can be prepaid by us prior to the maturity date or prior to conversion. The 2003 Notes also have certain default provisions which can cause the 2003 Notes to become accelerated and due immediately upon notice by the 2003 Lenders. If the 2003 Notes are declared to be due prior to their scheduled maturity date, it is unlikely we will be able to repay these notes and it may force us to significantly reduce or cease operations or negotiate unfavorable terms for repayment. In connection with our 2003 Debt Agreement, during the three and nine months ended September 30, 2004, certain of the 2003 Lenders converted their Notes into shares of our Common Stock. As of November 10, 2004, $2.6 million of the $6.0 million principal balance of the 2003 Notes have been converted into 2.6 million shares Common Stock.

     In connection with the 2003 Debt Agreement, we also issued to the 2003 Lenders warrants to purchase an aggregate of 4,500,000 shares of our Common Stock. Each Lender received two warrants. The first warrant is for the purchase of one-half (1/2) of a share of our Common Stock for every $1.00 principal amount of debt under the 2003 Debt Agreement. The second warrant is for the purchase of one-quarter (1/4) of a share of our Common Stock for every $1.00 principal amount of debt under the 2003 Debt Agreement. The exercise price of each warrant is $1.00 per share and the warrants will terminate on August 28, 2008, unless previously exercised. We can force the exercise of the one-quarter share warrant under certain circumstances. In accordance with the registration rights related to the 2003 Debt Agreement, in October 2003 we registered, as required, certain shares underlying the convertible promissory notes and the shares underlying the warrants for certain note holders. In addition, of the 4.5 million warrants issued, 1,425,000 warrants have been exercised through November 10, 2004, resulting in proceeds to Miravant of $1.4 million. As of September 30, 2004, none of the Notes have been converted and none of the related warrants have been exercised.

     In December 2002, we entered into a $12.0 million Convertible Debt and Warrant Agreement, or the 2002 Debt Agreement, with a group of private accredited investors, or the 2002 Lenders. This available borrowing provisions of this agreement were terminated in May 2004. As of September 30, 2004, we have borrowed $6.3 million and there will be no further borrowings under this agreement. Additionally, in connection with each borrowing we have issued warrants to purchase a total of 1,575,000 shares of our Common Stock at an exercise price of $1.00 per share. We also issued an origination warrant for the purchase of 250,000 shares at an exercise price of $0.50 per share. All of these warrant issued expire on December 31, 2008.

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

Statement of Cash Flows

     For the nine months ended September 30, 2004 net cash used in operations was $9.7 million compared to $8.6 million used during the nine months ended September 30, 2003. The increase in cash used for operations from 2004 compared to 2003 was due to an increase in operating costs from the preparation and related follow-up on the NDA filed with the FDA and increased employee wages which were adjusted for the first time since 2001. These costs were offset by the use of common stock for payment of interest expense and compensation as well the non-cash cost associated with beneficial conversion amortization.

     For the nine months ended September 30, 2004, net cash used in investing activities was $3.3 million compared to $242,000 for the same period in 2003. The increase in cash used in investing activities from 2004 compared to 2003 was due to purchases of marketable securities and the increase in the purchases of patents and property, plant and equipment.

     The net cash provided by financing activities for the nine months ended September 30, 2004 was $17.1 million compared to $9.7 million for the same period in 2003. The cash provided by financing activities for 2004 primarily related to the $2.9 million from the Guidant Preferred Stock investment, $10.3 million from the 2004 Equity Agreement, the $2.0 million from the February 2004 Debt Agreement and the $1.8 million received from warrant and stock option exercises. The cash provided by financing activities for 2003 primarily related to the net proceeds received from the borrowings under the December 2002 Debt Agreement and the 2003 Debt Agreement received during the nine months ended September 30, 2003.

     We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability to successfully complete the conditions required by the FDA which includes an additional confirmatory clinical trial;
     * Our ability to amend our NDA and ultimately obtain regulatory approval for Photrex (SnET2);
     * The cost of performing a confirmatory clinical trial and pre-commercialization activities;
     * Our ability to complete the definitive terms and finalize the related agreements for the $15.0 million convertible debt financing;
     * Our ability to establish additional collaborations and/or license Photrex (SnET2) or our other new products;
     * Our ability to continue our efforts to conserve our use of cash, while continuing to advance programs;
     * Our ability to meet our obligations under the 2002 Debt Agreement, 2003 Debt Agreement and the Securities Purchase Agreement and Collaboration Agreement with Guidant;
     * Our ability to receive future equity investments from Guidant by meeting the milestones established under our Collaboration Agreement;
     *    The viability of Photrex (SnET2) for future use;
     * Our ability to raise equity financing or use common stock for employee and consultant compensation;
     * Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
     * Our ability to file and maintain IND's for new drugs and disease indications;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     As of September 30, 2004, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern; however, our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question. We are continuing our scaled-back efforts, we implemented in 2002, in research and development and the preclinical studies and clinical trials of our products. The cost of an additional clinical trial and any other requirements we will need to complete to satisfy the conditions of the approvable letter from the FDA, amending the NDA and obtaining related requisite regulatory approval, commencing pre-commercialization activities prior to receiving regulatory approval, and successfully completing the development of our cardiovascular program under our Guidant collaboration; will require substantial expenditures. If requisite regulatory approval is obtained, then substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. If we are able to complete the $15.0 million convertible debt financing and those funds are available when needed, executive management believes that as long as our debt is not accelerated, then we have the ability to conserve cash required for operations through June 30, 2006. If the $15.0 million convertible debt financing is not completed or, if completed, those funds and/or additional funding is not available when needed, we believe that we will have cash required for operations through March 31, 2005 assuming the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. We believe we can raise additional funding, in addition to completing the $15.0 million convertible debt financing, to support operations through corporate collaborations or partnerships, licensing of Photrex (SnET2) or new products and additional equity or debt financings, if necessary. There can be no assurance that we will be successful in obtaining additional financing or that financing will be available on favorable terms.

     Our ability to raise funds has become more difficult as our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

     * Our ability and the cost to successfully complete the conditions required by the FDA which includes an additional confirmatory clinical trial;
     * Our ability to amend our NDA and ultimately obtain regulatory approval for Photrex (SnET2);
     * Our ability to complete the definitive terms and finalize the related agreements for the $15.0 million convertible debt financing;
     * The potential future use of Photrex (SnET2) for ophthalmology or other disease indications;
     * Our ability to raise funds in the near future through public or private equity or debt financings, or establish collaborative arrangements or raise funds from other sources;
     * The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;
     * Our ability to meet the milestones and covenants established under our collaboration agreement with Guidant;
     * The future development and results of our Phase II dermatology clinical trial and our ongoing cardiovascular and oncology preclinical studies;
     * The amount of funds received from outstanding warrant and stock option exercises, if any; and
     * Our ability to maintain, renegotiate, or terminate our existing collaborative arrangements.

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

     We have incurred significant losses since our inception in 1989 and, as of September 30, 2004, had an accumulated deficit of approximately $209.6 million. In each of the last three years, we have increased our borrowings through the sale of various debt instruments in order to sustain our business operations. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years, and we believe we will be required to obtain substantial additional debt or equity financing to fund our operations during this time as we seek to achieve a level of revenues sufficient to support our anticipated cost structure. Our independent auditors, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2003 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

     Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have continued to adhere to our cost restructuring program we implemented in 2002 which has helped reduce our overall costs. Our ability to achieve and sustain profitability depends upon our ability, alone or with others, to ultimately receive regulatory approval on our NDA filing for Photrex (SnET2) in AMD after we complete the additional confirmatory clinical trial and other FDA requirements, to fund and successfully complete the development of our other proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of Photrex (SnET2) and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on the timing of receiving regulatory approval for Photrex (SnET2) in AMD and our ability to establish a collaboration with a corporate partner or other sales organization to commercialize Photrex (SnET2) if regulatory approval is received. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, Photrex (SnET2) bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales.

OUR FUTURE  SUCCESS IS HIGHLY  DEPENDENT ON REGULATORY  APPROVAL AND  SUCCESSFUL
COMMERCIALIZATION OF PHOTREX (SNET2). EVEN THOUGH THE FDA HAS ISSUED AN APPROVABLE LETTER FOR PHOTREX (SNET2), WE MAY NOT BE ABLE TO SUCCESSFULLY COMPLETE THE ADDITIONAL CONFIRMATORY CLINICAL TRIAL REQUIRED OR THE RESULTS OF THE CLINICAL TRIAL MAY NOT SUPPORT THE APPROVAL OF THE NDA BY THE FDA. IF WE ARE UNABLE TO SATISFY THE REQUIREMENTS OF THE FDA AND THUS UNABLE TO OBTAIN APPROVAL OF THE NDA FOR ANY REASON, OUR BUSINESS WILL BE SUBSTANTIALLY HARMED.

     On September 30, 2004, we announced that the FDA notified us that they have issued an approvable letter for Photrex (SnET2). The letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory clinical trial. Even though the FDA issued an approvable letter, the FDA may not ultimately approve our NDA for Photrex (SnET2). This approval process may take a significant amount of time and the FDA's approval, is contingent upon satisfying these additional requirements. For instance, the FDA has required a follow-up clinical trial prior to final approval, which will be costly and will cause a significant delay in the timing of receiving FDA approval. If the FDA does approve this NDA, the approved label claims could be for a limited market or may likely have increased competition, resulting in smaller than expected markets and revenue. Any delay in receiving FDA approval would further limit our ability to begin market commercialization of Photrex (SnET2) and would harm our ability to raise additional capital to support our on-going funding requirements and our business. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

WE ARE HIGHLY LEVERAGED, OUR RECENT DEBT AND EQUITY AGREEMENTS HAVE FURTHER DILUTED OUR EXISTING STOCKHOLDERS AND OUR DEBT SERVICE REQUIREMENTS MAKE US VULNERABLE TO ECONOMIC DOWNTURN AND IMPOSE RESTRICTIONS ON OUR OPERATIONS.

     The aggregate face amount of our debt outstanding was approximately $10.3 million as of November 10, 2004. There is no certainty that our cash balance and our financing arrangements, will be sufficient to finance our operating requirements, and our indebtedness may restrict our ability to obtain additional financing in the future. The issuance of additional shares of Common Stock in July 2004, April 2004 and warrants to purchase Common Stock in connection with the 2002 and 2003 Debt Agreements and related negotiations with existing debtors has resulted in the issuance of significant amounts of securities which has a dilutive effect on our existing stockholders. Also, we are highly leveraged, which may place us at a competitive disadvantage and makes us more susceptible to downturns in our business in the event our cash balances are not sufficient to cover our debt service requirements. In addition, the July 2004 Collaboration Agreement and Securities Purchase Agreement with Guidant, the 2003 Debt Agreement and the 2002 Debt Agreement contain certain covenants that impose operating and financial restrictions on us. These covenants may affect our ability to conduct operations to raise additional financing or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default.

DUE TO THE REQUEST BY THE FDA FOR AN ADDITIONAL CONFIRMATORY CLINICAL TRIAL, IT MAY BE DIFFICULT TO RECRUIT PATIENTS AND/OR MAINTAIN THE PATIENTS ENROLLED IN OUR CLINICAL TRIAL THUS MAKING IT CHALLENGING TO SUCCESSFULLY COMPLETE THE CONDITIONS OF THE FDA'S APPROVABLE LETTER, WHICH MAY SUBSTANTIALLY HARM OUR BUSINESS.

     The approvable letter received from the FDA regarding our NDA filed for Photrex (SnET2) requested that we perform an additional clinical trial to confirm the results of the clinical trial results included in our NDA submission. This clinical trial may likely require us to treat a portion of the patients with a placebo. Since there is already an approved product available for use in AMD, with the potential for an approval of an additional treatment during our clinical trial, it may be difficult to recruit patients into our clinical trial. Additionally, for those patients that are enrolled in our clinical trial, it may be difficult to keep them enrolled for further treatments or follow-up, especially if they have other treatment options and/or suspect that they have received a placebo. This challenge may delay the recruitment of patients into our clinical trial and we may choose to perform the clinical trial in other countries such as Europe, South America and/or Australia which may be costly and time consuming. A delay in completing our required confirmatory clinical trial would delay the regulatory approval of our NDA, if approved at all, which would likely require additional funding and substantially harm our business.

EVEN IF WE RECEIVE REGULATORY APPROVAL OF PHOTREX (SNET2) FOR THE TREATMENT OF AMD, PHOTREX (SNET2) MAY NOT BE COMMERCIALLY SUCCESSFUL.

     Even if Photrex (SnET2) receives regulatory approval, patients and physicians may not readily accept it, which would result in lower than projected sales and substantial harm to our business. Acceptance will be a function of Photrex (SnET2) being clinically useful and demonstrating superior therapeutic effect with an acceptable side-effect profile, as compared to currently existing or future treatments. In addition, even if Photrex (SnET2) does achieve market acceptance, we may not be able to maintain that market acceptance over time if new products are introduced that are more favorably received than Photrex (SnET2) or render Photrex (SnET2) obsolete.

WE HAVE LIMITED MARKETING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES IN THIS REGARD. ADDITIONALLY, DUE TO OUR FINANCIAL CONDITION, WE HAVE PERFORMED LIMITED PRE-MARKETING ACTIVITIES WHICH MAY DELAY THE COMMENCEMENT OF MARKETING OUR PRODUCT, PHOTREX (SNET2), IF APPROVED FOR IMMEDIATE COMMERCIALIZATION.

     We have no direct experience in marketing, distributing and selling our pharmaceutical or medical device products. We will need to develop a sales force or rely on our collaborators or licensees or make arrangements with others to provide for the marketing, distribution and sale of our products. We are currently in discussion with several companies to market, distribute and sell Photrex (SnET2). However, we have performed only limited pre-marketing activities, additional pre-marketing may delay the launch of the commercialization of Photrex (SnET2). Our marketing, distribution and sales capabilities or current or future arrangements with third parties for such activities may not be adequate for the initial commercial launch or the successful commercialization of our products.

EVEN THOUGH WE HAVE A NON-BINDING LETTER OF INTENT FOR A $15.0 MILLION CONVERTIBLE DEBT FINANCING, RAISED $10.3 MILLION IN APRIL 2004 AND ENTERED INTO A COLLABORATION AND SECURITIES PURCHASE AGREEMENT WHICH MAY PROVIDE UP TO $7.0 MILLION IN EQUITY CAPITAL TO SUPPORT OUR CARDIOVASCULAR PROGRAM, WE WILL NEED ADDITIONAL FUNDS TO SUPPORT THE SIGNIFICANT COSTS ASSOCIATED WITH COMPLETING ANOTHER CLINICAL TRIAL, AND TO SUPPORT OUR ONGOING OPERATIONS, AND IF WE FAIL TO OBTAIN ADDITIONAL FUNDING, WE MAY BE FORCED TO SIGNIFICANTLY SCALE BACK OR CEASE OPERATIONS.

     We are continuing our scaled-back efforts, we implemented in 2002, in research and development and the preclinical studies and clinical trials of our products. However, the cost of the follow-up clinical trial associated with the NDA filing for Photrex (SnET2), obtaining requisite regulatory approval, and commencing pre-commercialization and manufacturing activities prior to receiving regulatory approval, has required and will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will likely be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure.

     The timing and magnitude of our future capital requirements will depend on many factors, including:

     * Our ability and the cost to successfully complete the conditions required by the FDA which includes an additional confirmatory clinical trial and other requirements;
     * Our ability to amend our NDA and ultimately obtain regulatory approval for Photrex (SnET2);
     * Our ability to complete the definitive terms and finalize the related agreements for the $15.0 million convertible debt financing;
     *    The cost of performing pre-commercialization activities;
     * Our ability to establish additional collaborations and/or license Photrex (SnET2) or our other new products;
     * Our ability to continue our efforts to conserve our use of cash, while continuing to advance programs;
     * Our ability to meet our obligations under the 2002 Debt Agreement, 2003 Debt Agreement and the Securities Purchase Agreement and the Collaboration Agreement with Guidant;
     * Our ability to receive future equity investments from Guidant by meeting the milestones established under our Collaboration Agreement;
     *    The viability of Photrex (SnET2) for future use;
     * Our ability to raise equity financing or use common stock for employee and consultant compensation;
     * Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
     * Our ability to file and maintain IND's for new drugs and disease indications;
     * The pace of scientific progress and the magnitude of our research and development programs;
     *    The scope and results of preclinical studies and clinical trials;
     * The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
     *    The costs involved in any potential litigation;
     *    Competing technological and market developments; and
     * Our dependence on others for development and commercialization of our potential products.

     If we are able to complete the $15.0 million convertible debt financing and those funds are available when needed, executive management believes that as long as our debt is not accelerated, then we have the ability to conserve cash required for operations through June 30, 2006. If the $15.0 million convertible debt financing is not completed or, if completed, those funds and/or additional funding is not available when needed, we believe that we will have cash required for operations through March 31, 2005 assuming the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. We believe we can raise additional funding, in addition to completing the $15.0 million convertible debt financing, to support operations through corporate collaborations or partnerships, licensing of Photrex (SnET2) or new products and additional equity or debt financings, if necessary. There can be no assurance that we will be successful in obtaining additional financing or that financing will be available on favorable terms.

     We continue to seek additional capital needed to fund our operations through corporate collaborations or partnerships, through licensing of Photrex (SnET2) or new products and through public or private equity or debt financings. Our inability to obtain additional financing would adversely affect our business and could cause us to significantly scale back or cease operations. If we are successful in obtaining additional equity or convertible debt financing, including from our existing agreements with Guidant, it is likely to result in significant dilution to our stockholders. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by our current stockholders.

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

     We are aware of various competitors involved in the photodynamic therapy or AMD sector. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sector include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharma Inc., or Axcan, Eyetech Pharmaceuticals Inc., or Eyetech, Pharmacyclics, Alcon Inc., or Alcon, and Genentech Inc., or Genentech. QLT's drug Visudyne(R) has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Axcan and DUSA have photodynamic therapy drugs, both of which have received marketing approval in the United States - Photofrin(R) (Axcan) for the treatment of certain oncology indications and Levulan(R) (DUSA Pharmaceuticals) for the treatment of actinic keratoses, a dermatological condition. Pharmacyclics has a photodynamic therapy drug that has not received marketing approval, which may be used in certain preclinical studies and/or clinical trials for ophthalmology, oncology and cardiovascular indications. Eyetech has submitted their NDA for AMD and is expected to receive results from the FDA in Q4 2004 or Q1 2005. Alcon and Genentech have ongoing late stage clinical trials in AMD with Alcon expected to submit an NDA in Q4 2004 or Q1 2005. We are aware of other drugs and devices under development by these and other competitors in additional disease areas for which we are developing PhotoPoint PDT. These competitors as well as others that we are not aware of, may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

OUR PRODUCTS, INCLUDING PHOTREX (SNET2) AND MV9411, MAY NOT SUCCESSFULLY COMPLETE THE CLINICAL TRIAL PROCESS AND WE MAY BE UNABLE TO PROVE THAT OUR PRODUCTS ARE SAFE AND EFFICACIOUS.

     All of our drug and device products currently under development will require extensive preclinical studies and/or clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products, have completed testing for efficacy or safety in humans, and none of our products, including Photrex (SnET2) , have been approved for any purpose by the FDA. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

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

IF WE ARE NOT ABLE TO MAINTAIN AND SUCCESSFULLY ESTABLISH NEW COLLABORATIVE AND LICENSING ARRANGEMENTS WITH OTHERS, OUR BUSINESS WILL BE HARMED.

     Our business model is based on establishing collaborative relationships with other parties both to license compounds upon which our products and technologies are based and to manufacture, market and sell our products. As a development company we may need access to compounds and technologies to license for further development. For example, we are party to a License Agreement with the University of Toledo, the Medical College of Ohio and St. Vincent Medical Center, of Toledo, Ohio, collectively referred to as Toledo, to license or sublicense certain photoselective compounds, including Photrex (SnET2). Similarly, we must also establish relationships with suppliers and manufacturers to build our medical devices and to manufacture our compounds. Currently, we have partnered with Iridex for the manufacture of certain light sources for use in AMD and have entered into an agreement with Hospira, Inc. (formerly Fresenius), or Hospira, for supply of the final dose formulation of Photrex (SnET2). We also have entered into a collaboration agreement with Guidant for the development of new drugs and devices in cardiovascular disease through Phase I clinical trials. Due to the expense of the drug approval process it is beneficial for us to have relationships with established pharmaceutical companies to offset some of our development costs in exchange for a combination of manufacturing, marketing and distribution rights. We formerly had a significant relationship with Pharmacia for the development of Photrex (SnET2) for the treatment of AMD, which was terminated in March 2002. To commercialize and further develop Photrex (SnET2) for AMD or other indications we likely need to establish a new collaborative relationship with a corporate partner or a sales organization.

     We are currently at various stages of discussions with various companies regarding the establishment of new collaborations. If we are not successful in establishing new collaborative partners for the potential development of Photrex (SnET2) or our other molecules, we may not be able to pursue further development of such drugs and/or may have to reduce or cease our current development programs, which would materially harm our business. Even if we are successful in establishing new collaborations, they are subject to numerous risks and uncertainties including the following:

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

     Our success will depend, in part, on our and our licensors' ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing the proprietary rights of others. The exclusive license relating to various drug compounds, including our leading drug candidate Photrex (SnET2), may become non-exclusive if we fail to satisfy certain development and commercialization objectives. The termination or restriction of our rights under this or other licenses for any reason would likely reduce our future income, increase our costs and limit our ability to develop additional products.

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

WE HAVE LIMITED MANUFACTURING CAPABILITY AND EXPERIENCE AND THUS RELY HEAVILY UPON THIRD PARTIES. IF WE ARE UNABLE TO MAINTAIN AND DEVELOP OUR PAST MANUFACTURING CAPABILITY, OR IF WE ARE UNABLE TO FIND SUITABLE THIRD PARTY MANUFACTURERS OUR OPERATING RESULTS COULD SUFFER.

     Prior to our being able to supply drugs for commercial use, our manufacturing facilities must comply with Good Manufacturing Practices, or GMPs. In addition, if we elect to outsource manufacturing to third-party manufacturers, these facilities also have to satisfy GMP and FDA manufacturing requirements. To be successful, our products must be manufactured in commercial quantities under current GMPs and must be at acceptable costs. Although we intend to manufacture drugs and devices at clinical manufacturing levels, we have not yet manufactured any products under GMPs which can be released for commercial use, and we have limited experience in manufacturing in commercial quantities. We were licensed by the State of California to manufacture bulk API at one of our Santa Barbara, California facilities for clinical trial and other use. This particular manufacturing facility was closed in 2002 and has been reconstructed in our existing operating facility. The manufacturing facility at the new location recently completed is operational and passed the FDA's preliminary inspection. The manufacturing facility will require an additional inspection and approval by the FDA following the amendment of our NDA, if completed.

     In the original manufacturing facility, we have manufactured bulk API, the process up to the final formulation and packaging step for Photrex (SnET2), which we currently have in inventory. We believe the quantities we have in inventory are enough to support an initial commercial launch of Photrex (SnET2), though there can be no assurance that Photrex (SnET2) and our new manufacturing facility for commercial use will be approved by the FDA or that if such approval is received, the existing commercial bulk API inventory will be approved for commercial use. Additionally, our current API inventory may not be able to maintain its current shelf life through our additional clinical trial and approval. We also have the ability to manufacture light delivery devices, and conduct other production and testing activities to support current research programs, at this location. However, we have limited capabilities, personnel and experience in the manufacture of finished drug product, and light producing and light delivery devices and need to utilize outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities.

     We currently have the capacity, in conjunction with our manufacturing suppliers Hospira which acquired the manufacturing operations from Fresenius in 2004, and Iridex, to manufacture products at certain commercial levels and we believe we will be able to do so under GMPs with subsequent FDA approval. If we receive FDA or other regulatory approval, we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we may need to expend substantial funds, hire and retain additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our commercial product sales, as well as our overall business growth could be limited, which in turn could prevent us from becoming profitable or viable as a business. We are currently the sole manufacturer of bulk API for Photrex (SnET2), Hospira is the sole manufacturer of the final dose formulation of Photrex (SnET2) and Iridex is currently the sole supplier of the light producing devices used in our AMD clinical trials. All currently have commercial quantity capabilities. At this time, we have no readily available back-up manufacturers to produce the bulk API for Photrex (SnET2), or the final formulation of Photrex (SnET2) at commercial levels or back-up suppliers of the light producing devices. If Hospira could no longer manufacture for us or Iridex was unable to supply us with devices, we could experience significant delays in production or may be unable to find a suitable replacement, which would reduce our revenues and harm our ability to commercialize our products and become profitable.

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

ALL OF OUR PRODUCTS, EXCEPT PHOTREX (SNET2), MV2101 AND MV9411, ARE IN AN EARLY STAGE OF DEVELOPMENT AND ALL OF OUR PRODUCTS, INCLUDING PHOTREX (SNET2), MV2101 AND MV9411, MAY NEVER BE SUCCESSFULLY COMMERCIALIZED.

     Our products, except Photrex (SnET2), MV2101 and MV9411, are at an early stage of development and our ability to successfully commercialize these products, including Photrex (SnET2), MV2101 and MV9411, is dependent upon:

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     From time to time and in particular from January 1, 2004 through November 10, 2004, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From January 1, 2004 to November 10, 2004, our Common Stock price, per Nasdaq and OTCBB closing prices, has ranged from a high of $4.10 to a low of $0.90.

     The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations in the future could be the result of any number of factors, including:

     * Our ability and the cost to successfully complete the conditions required by the FDA which includes an additional confirmatory clinical trial;
     * Announcements concerning Miravant or our collaborators, competitors or industry;
     * Our ability to successfully establish new collaborations and/or license Photrex (SnET2) or our other new products;
     * The impact of dilution from past or future equity or convertible debt financings;
     * Our ability to meet the milestones and covenants established under our collaboration agreement with Guidant;
     * The results of our testing, technological innovations or new commercial products;
     * The results of preclinical studies and clinical trials by us or our competitors;
     *    Technological innovations or new therapeutic products;
     * Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
     * Public concern as to the safety, efficacy or marketability of products developed by us or others;
     *    Comments by securities analysts;
     *    The achievement of or failure to achieve certain milestones;
     *    Litigation,  such as from stockholder lawsuits or patent infringement;
          and
     * Governmental regulations, rules and orders, or developments concerning safety of our products.

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

WE MAY RELY ON THIRD PARTIES TO ASSIST US WITH THE REGULATORY REVIEW PROCESS FOR THE IND's and NDA, IF NEEDED, AND TO CONDUCT ADDITIONAL CLINICAL TRIALS ON OUR PRODUCTS, AND IF THESE RESOURCES FAIL, OUR ABILITY TO COMPLETE THE NDA REVIEW PROCESS OR SUCCESSFULLY COMPLETE CLINICAL TRIALS WILL BE ADVERSELY AFFECTED AND OUR BUSINESS WILL SUFFER.

     To date, we have limited experience in conducting clinical trials. We have relied on Parexel International, a large clinical research organization, or CRO, as well as numerous other consultants, to assist in preparation of our IND's and our NDA, which we submitted to the FDA on March 31, 2004 and on September 30, 2004 the FDA notified us that they have issued an approvable letter for Photrex (SnET2). The letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory clinical trial. Additionally, we relied on Pharmacia, our former corporate partner, and Inveresk, Inc., formerly ClinTrials Research, Inc., a CRO, to complete our Phase III AMD clinical trials and we currently rely on a Parexel International for our Phase II dermatology clinical trials. We may need to rely on Parexel International and other consultants and third parties to complete the conditions of the approvable letter and amend the NDA for review by the FDA. We will either need to rely on third parties, including our collaborative partners, to design and conduct any required clinical trials or expend resources to hire additional personnel or engage outside consultants or contract research organizations to administer current and future clinical trials. We may not be able to find appropriate third parties to design and conduct clinical trials or we may not have the resources to administer clinical trials in-house. The failure to have adequate resources for completing the review process of the NDA, and conducting and managing clinical trials will have a negative impact on our ability to develop marketable products and would harm our business. Other CROs may be available in the event that our current CROs fail; however there is no guarantee that we would be able to engage another organization in a timely manner, if at all. This could cause delays in our clinical trials and our development programs, which could materially harm our business.

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

     We currently do not expect to obtain product liability insurance until we have an approved product and begin distributing the product for commercial use. We plan to obtain product liability insurance to cover our indemnification obligations to Iridex for third party claims relating to any of our potential negligent acts or omissions involving our Photrex (SnET2) drug technology or PhotoPoint PDT light device technology. A successful product liability claim could result in monetary or other damages that could harm our business, financial condition and additionally cause us to cease operations.

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

     In addition, our charter authorizes our Board of Directors to issue shares of undesignated preferred stock without stockholder approval on terms that the Board may determine. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect their rights and powers, including voting rights. Additionally, pursuant to the certificate of designation for our Series A-1 Preferred Stock, we are restricted from taking certain actions without obtaining the prior approval of at least two-thirds (2/3) of the then outstanding shares of Series A-1 Preferred Stock voting together as a separate class. These restrictions include, but are not limited to, limitations on our ability to make repurchases of our capital stock, limitations on our ability to declare dividends or pay distributions, and limitations on our ability to enter into a business combination transaction. Moreover, the issuance of additional preferred stock may make it more difficult or may discourage another party from acquiring voting control of us.


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

WHILE WE BELIEVE THAT WE CURRENTLY HAVE ADEQUATE INTERNAL CONTROLS OVER FINANCIAL REPORTING, WE ARE EXPOSED TO RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE THOSE INTERNAL CONTROLS.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting beginning in fiscal year 2005. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In addition, it is difficult for management or our independent auditors to predict how long it will take to complete the assessment of the effectiveness of the Company's internal control over financial reporting. This results in a heightened risk of unexpected delays to completing the project on a timely basis. In the event that our chief executive officer, chief financial officer or independent auditors determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Miravant may be adversely affected and could cause a decline in the market price of our stock.

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

     The convertible notes issued under the 2002 and 2003 Debt Agreements have fixed interest rates of 9.4% and 8%, respectively, which are payable quarterly in cash or Common Stock. The principal amounts of the 2002 and 2003 Notes will be due December 31, 2008 and August 28, 2006, respectively, and these notes can be converted to Common Stock at the option of the holder. The Company believes it is not subject to significant interest risk due to its fixed rates on its debt.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  UNREGISTERED SALE OF EQUITY Securities and Use of Proceeds

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTES OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits          Description


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

(b) Reports on Form 8-K.

               On July 6, 2004, we filed a Form 8-K to report our Collaboration and Securities Purchase Agreement with Guidant Corporation.

               On September 30, 2004, we filed a Form 8-K to report that the FDA had issued an approvable letter for our NDA submission for Photrex (SnET2). The letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory clinical trial, as well as certain other requirements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                          Miravant Medical Technologies

Date:    November 15, 2004                         By: /s/   John M. Philpott
                                                       -----------------------
                                                             John M. Philpott
                                                       Chief Financial Officer
                                                (on behalf of the Company and as
                                                 Principal Financial Officer and
                                                   Principal Accounting Officer)