Form 10-Q/A
period 2004-06-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 2005-01-07
CIK 933745

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                                EXPLANATORY NOTE

     This amendment to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is being filed solely to revise Item 6 to indicate that confidential treatment has been requested for certain portions of Exhibits 4.1 and 10.1 to this report and to add a legend within each of Exhibits 4.1 and 10.1 specifically denoting the location of information that has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)      Exhibits          Description

Exhibit 3.1 Amended and Restated Articles of Incorporation dated April 21, 2004 (incorporated by reference to Exhibit 3.1 of Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-2 filed on April 29,
     2004) (SEC File No. 333-114698).

Exhibit 3.2 Certificate of Designation relating to Series A Preferred Stock dated April 21, 2004. +

Exhibit 4.1 Securities Purchase Agreement dated July 1, 2004 between the Purchaser and the Registrant. *

Exhibit 4.2 Registration Rights Agreement dated July 1, 2004 between the Purchaser and the Registrant. +

Exhibit 10.1 Collaboration Agreement dated July 1, 2004 between the Purchaser and the Registrant. *

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

+    Previously filed.

* Confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

                          Miravant Medical Technologies

Date:    January 4, 2005                             By: /s/   John M. Philpott
                                                        -----------------------
                                                               John M. Philpott
                                                         Chief Financial Officer
                                                (on behalf of the Company and as
                                                 Principal Financial Officer and
                                                   Principal Accounting Officer)