Form 10-K
period 2004-12-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2005-03-29
CIK 933745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND SPECIAL REPORTS
PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 0-25544

_______________
Miravant Medical Technologies
(Exact name of Registrant as specified in its charter)
Delaware	77-0222872
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

336 Bollay Drive, Santa Barbara, California 93117
(Address of principal executive offices, including zip code)

(805) 685-9880
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value
Common Share Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]. No [X].

The approximate aggregate market value of voting stock held by non-affiliates as of June 30, 2004 based upon the last sale price of the Common Stock of $1.61 per share, as reported on the OTC Bulletin Board®, was approximately $42,879,000. For purposes of this calculation only, the registrant has assumed that its directors and executive officers, and any person, who has filed a Schedule 13D or 13G, is an affiliate.

The number of shares of Common Stock outstanding as of March 14, 2005 was 37,049,842.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Part III of this Form 10-K: the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders, which Miravant currently anticipates holding in June 2005. A copy of the proxy statement may be obtained, when available, upon written request to the Corporate Secretary, Miravant Medical Technologies, 336 Bollay Drive, Santa Barbara, CA 93117.

MIRAVANT MEDICAL TECHNOLOGIES

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements may be identified by the use of words such as “may,” “will,” “should,” “potential,” “expects,” “anticipates,” “intends,” “plans,” “believes” and similar expressions. These statements, which are based on our current beliefs, expectations and assumptions, and are subject to a number of risks and uncertainties, including but not limited to statements regarding: our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to successfully complete the conditions of the Approvable Letter as outlined by the U.S. Food and Drug Administration, or the FDA, relating to our New Drug Application, or NDA, submission for SnET2, which we have recently branded for ophthalmology indications as PHOTREX™; our ability to raise funds to continue operations; the use of PHOTREX to treat wet age-related macular degeneration, or AMD; our ability to meet the covenants and continue to borrow under the $15.0 million March 2005 Convertible Debt and Warrant Purchase Agreement, or the March 2005 Debt Agreement; our ability to meet the covenants of the August 2003 Unsecured Convertible Debt and Warrant Purchase Agreement, or the August 2003 Debt Agreement; our ability to ultimately receive regulatory approval from the FDA for our NDA submission upon satisfactory completion of the contingencies outlined by the FDA in their Approvable Letter; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq or other national stock market exchanges; our plans to collaborate with other parties and/or license PHOTREX; our ability to meet the requirements of our July 2004 Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation; our ability to continue to retain employees under our current financial circumstances; our ability to use our laser and delivery devices in future clinical trials; our projected IND filings; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including but not limited to: failure to obtain additional funding in a timely manner, if at all; our failure to comply with the covenants in our March 2005 Debt Agreement and August 2003 Debt Agreement; or, to the extent we are unable to comply with these covenants, our ability to obtain waivers from these covenants, which could lead to a default under those agreements; a failure of our drugs and devices to receive regulatory approval; other parties declining to collaborate with us due to our financial condition or other reasons beyond our control; the failure of our existing laser and delivery technology to prove to be applicable or appropriate for future studies; our failure to obtain the necessary funding to further our research and development activities; and unanticipated changes by the government in its past practices by exercising its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see “Risk Factors”, included in Item 7, for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

ITEM 1.    BUSINESS

General

We are a pharmaceutical research and development company specializing in photodynamic therapy, or PDT, a treatment modality based on drugs that respond to light. When activated by light, these drugs induce a photochemical reaction in the presence of oxygen that can be used to locally destroy diseased cells and abnormal blood vessels. We have branded our novel version of PDT technology with the trademark PhotoPoint®. Our drugs and devices are in various stages of development and require regulatory approval prior to sales, marketing or clinical use.

Our most advanced drug, PHOTREX™ (formerly known as PhotoPoint® SnET2), generic name rostaporfin, has completed two Phase III clinical trials for the treatment of wet age-related macular degeneration, or AMD. We submitted a New Drug Application, or an NDA, for PHOTREX, to the U.S. Food and Drug Administration, or the FDA, for its marketing approval on March 31, 2004, with a priority review designation. On September 30, 2004, we announced that the FDA had issued an Approvable Letter for our NDA submission for PHOTREX. The letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory Phase III clinical trial, as well as certain other requirements. We have completed a Special Protocol Assessment with the FDA for the confirmatory placebo-controlled, randomized clinical trial, and have made the decision to conduct the clinical trial at investigational sites in Europe. We have selected Kendle International, Inc., an international clinical research organization, to manage the clinical trial, which is to be conducted in the United Kingdom and Central and Eastern Europe and is currently planned to commence in 2005. Even though the FDA has issued a conditional Approvable Letter, the FDA may not ultimately approve our NDA for PHOTREX. The clinical trial and approval process may take a significant amount of time, and FDA approval, if any, is contingent upon satisfying safety and efficacy requirements.

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

We believe that commercial success will depend upon safety and efficacy outcomes, regulatory approvals, competition, third-party reimbursements and other factors such as the manufacturing, marketing, sales and distribution of our products. At this time, the scope of our business is research and development with limited manufacturing capabilities. For commercial manufacturing, marketing, sales and distribution activities, we have selected and/or may elect to use outside contractors and/or develop these capabilities internally, or seek strategic collaborations with pharmaceutical and medical device partners in certain therapeutic areas.

We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $212.9 million as of December 31, 2004. We expect to continue to incur significant, and likely increasing, operating losses over the next few years, and we believe we will be required to obtain substantial additional debt or equity financing to fund our operations during this time until we to achieve a level of revenues sufficient to support our anticipated cost structure. Our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on the standards of the Public Company Accounting Oversight Board (United States), our viability as a going concern is in question.

We were incorporated in Delaware in 1989 and, effective September 15, 1997, changed our name from PDT, Inc. to Miravant Medical Technologies. Our executive offices and the offices of our three subsidiaries, Miravant Pharmaceuticals, Inc., Miravant Systems, Inc. and Miravant Cardiovascular, Inc., are located at 336 Bollay Drive, Santa Barbara, California 93117 and maintain a small office in Indianapolis, Indiana. Our telephone number is (805) 685-9880. Unless otherwise indicated, all references to us also include our subsidiaries.

The following is a summary of our recent significant events:

•
Our primary focus from 2003 through 2004 was the preparation and filing of our NDA for marketing approval of PHOTREX (formerly known as SnET2), a new drug for the treatment of AMD and the related responses to requests by the FDA. In January 2003, we announced our plans to move forward with preparing our first NDA submission of PHOTREX for the treatment of AMD. We submitted the NDA on March 31, 2004, seeking marketing approval based on clinical results in the “per protocol” study population. The per protocol population consists of those patients who received the minimum exposure to the PHOTREX treatment regimen pre-specified in the clinical study protocol, comprising a sub-population of patients in the total study population. The NDA was accepted by the FDA for filing on June 1, 2004 and was given a priority review designation. On September 30, 2004, we announced that the FDA had issued an Approvable Letter for our NDA submission for PHOTREX. The Approvable Letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory clinical trial, as well as certain other requirements. In February 2005, we announced that we would conduct a confirmatory Phase III clinical trial based on a Special Protocol Assessment by the FDA;

•
In March 2005, we entered into a Note and Warrant Purchase Agreement, or the March 2005 Debt Agreement, with the March 2005 Lender. The March 2005 Debt Agreement allows us to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount under the March 2005 Debt Agreement is $15.0 million with the last available borrowing in June 2006. The March 2005 Lender obligation to fund each borrowing request is subject to material conditions described in the March 2005 Debt Agreement. In addition, the March 2005 Lender may terminate its obligations under the March 2005 Debt Agreement at any time if Miravant in the reasonable judgment of the March 2005 Lender, is not meeting its business objectives and is subject to negative covenants and other restrictions. Each Note and accrued interest, if any, will be convertible into shares of our Common Stock at a conversion price of one hundred ten percent (110%) of the average monthly closing price of the month preceding the issuance of each Note. The notes earn interest quarterly at the prime rate plus three percent (3%) and at our option and subject to certain restrictions, we may make interest payments in cash or in shares of Common Stock. The borrowings are secured by our assets to the extent of the amount borrowed. In connection with each borrowing under the March 2005 Debt Agreement, we will issue a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for each convertible share of Common Stock issued. The exercise price of each warrant will be equal to one hundred ten percent (110%) of the average monthly closing price of the month preceding the issuance of each Note. Each warrant will terminate on December 31, 2013, unless previously exercised. We have also agreed to provide the March 2005 Lender certain registration rights in connection with this transaction;

•
In July 2004, we entered into a Collaboration Agreement and Securities Purchase Agreement with Advanced Cardiovascular Systems, Inc., a wholly owned subsidiary of Guidant Corporation, pursuant to which we sold 1,112,966 shares of Series A Convertible Preferred Stock, resulting in proceeds to us of $3.0 million. Additionally, we can receive up to $4.0 million in additional convertible preferred stock investments upon the completion of certain milestones related to our cardiovascular program. The $3.0 million of Preferred Stock purchased by Guidant is convertible into our Common Stock at $2.70 per share and includes registration rights for the underlying Common Stock. In addition, we are required to provide additional funding of at least $5.0 million over the period of the collaboration and the funds invested by Guidant must be spent on specified cardiovascular programs. The agreements also contain various covenant and termination provisions as defined by the agreements;

•
In April 2004, we entered into a Securities Purchase Agreement with a group of institutional investors, pursuant to which we sold 4,564,000 shares of Common Stock at $2.25 per share, resulting in proceeds to us of approximately $10.3 million;

•
In February 2004, we entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement we issued $2.0 million worth of convertible debentures, convertible at $2.00 per share. As of March 14, 2005, all $2.0 million of the Notes issued have been converted into 1.0 million shares of Common Stock; and

•
In August 2003, we entered into a Convertible Debt and Warrant Purchase Agreement, or the August 2003 Debt Agreement, with certain private accredited investors, or the 2003 Lenders. Under the August 2003 Debt Agreement we borrowed $6.0 million, with interest accruing at 8% per year and due and payable quarterly, with the first interest payment due on October 1, 2003. The principal amount matures on August 28, 2006 and the debentures are convertible into shares of our Common Stock at a rate of one share per dollar of debt, subject to adjustment. At our option and subject to certain restrictions, we may make interest payments in cash or in shares of Common Stock. Upon the occurrence of certain events of default, the holders of the convertible debentures may require that they be repaid prior to maturity. In connection with the August 2003 Debt Agreement, we issued warrants to each 2003 Lender to purchase a total of 4,750,000 shares of our Common Stock, each with an expiration date of August 28, 2008 and an exercise price of $1.00 per share. As of March 14, 2005, $2.6 million of the notes have been converted into 2,600,000 shares of Common Stock and warrants covering 1,425,000 shares of Common Stock have been exercised.

The cost of an additional clinical trial and any other requirements we must complete to satisfy the conditions of the Approvable Letter from the FDA, amending the NDA and obtaining related requisite regulatory approval, and commencing pre-commercialization activities prior to receiving regulatory approval, will require substantial expenditures. If requisite regulatory approval is obtained, then substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. Besides the possible use of PHOTREX alone or in combination with other therapies, we have identified potential next-generation drug compounds for use in various eye diseases. These drugs are in the early stage of development and will not likely begin further development until we obtain additional funding and/or a corporate partner or other collaboration in ophthalmology.

Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to license and pursue development and commercialization of PHOTREX for AMD or other disease indications, our ability to reduce operating costs as needed, our ability to regain our listing status on Nasdaq and various other economic and development factors, such as the cost of the programs, reimbursement and the available alternative therapies, we may or may not be able to or elect to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications. If we are unable to secure additional funding, or if our lender terminates our existing funding, we may be unable to continue as a going concern.

Background

Photodynamic therapy, or PDT, is a treatment modality based on light-activated, or photoselective drugs to locally treat diseased cells and abnormal blood vessels. The drug and light procedures involve three components: photoselective drugs, light producing devices and light delivery devices.

We are developing a family of medical procedures trademarked PhotoPoint® PDT that are based on proprietary, synthetic photoselective drugs. These drugs have the ability to transform light energy into chemical energy in a manner similar to that of chlorophyll in green plants. When administered to the body, either systemically by intravenous injection or locally at the treatment site, our PhotoPoint drugs are designed to preferentially accumulate in rapidly reproducing, or hyperproliferating, cells and blood vessels based on the metabolic characteristics of these tissues. Since a number of disease conditions involve tissue and/or cellular hyperproliferation, we believe that PhotoPoint PDT has a number of potential applications. Certain examples are abnormal blood vessels at the back of the eye associated with macular degeneration; plaque psoriasis that causes excessive proliferation of the epidermis, or outer layer of the skin; cardiovascular diseases caused by unstable (vulnerable) or obstructive plaque within coronary arteries; and the rapid growth of cells and new blood vessels in cancer tumors.

Our photoselective drugs are inactive until exposed to a specific wavelength and dose of visible light. The wavelength corresponds to the color of the light, and the light dose represents the number of photons, or light energy, delivered to the target tissue over time. We have designed our drugs to respond to various light wavelengths depending on the desired depth of light penetration into the target tissue. When light is delivered to the treatment site and the drug and light interact, a photochemical reaction occurs in which molecular oxygen is consumed to produce reactive oxygen intermediates that can lead to cell death or vascular shutdown. We can control the treatment response by varying the respective drug and light doses and the relative timing of their administration. The result is a localized, light-selective response that can potentially destroy diseased cells and abnormal blood vessels with minimal damage to surrounding normal tissues and vessels.

Low power, non-thermal visible light is used to activate PhotoPoint drugs. The light is generated by diode lasers or, for certain applications, by non-coherent light sources. The light is typically delivered from the light source to the patient via fiber optic delivery devices that produce uniform patterns of light for different disease applications. The fiber optic devices may be designed to focus light on body surfaces such as skin or to channel into the body via catheters for internal applications. Additional methods of light delivery include the slit lamp adapter used with our ophthalmic laser device co-developed with Iridex.

Industry

As early as 1900, scientists observed that certain compounds localized in tissues elicited a response to light, a response that came to be known as photodynamic therapy, or PDT. Since the mid-1970s, various treatment applications of PDT have been investigated and approved for use in humans. PDT continues to be studied by a variety of companies, physicians and researchers around the world to treat a broad range of disease indications. Early industry development was hindered by issues such as drug manufacturing and purity, the use of costly and inefficient lasers and the lack of integrated drug and device development. Since our founding, we have endeavored to address these issues in our PhotoPoint development programs. In the last few years, the industry has significantly advanced and achieved regulatory approvals for several PDT drugs in the United States and abroad.

Business Strategy

Our current objective is to develop our PhotoPoint technology for disease indications with large potential market opportunities and/or unmet medical needs with ophthalmology and cardiovascular disease as our current primary areas of focus. Our strategy is to develop PhotoPoint PDT as a primary, stand-alone therapy and, where appropriate, as a combination therapy with other treatments such as surgery or drug therapy to achieve efficacious clinical results.

We believe that commercial success will depend upon safety and efficacy outcomes, regulatory approvals, competition, third-party reimbursements and other factors such as the manufacturing, marketing, sales and distribution of our products and their acceptance by the medical profession. At this time, the scope of our business is research and development with limited manufacturing capabilities. For clinical and regulatory affairs, large-scale manufacturing, marketing, sales and distribution activities, we may elect to use outside contractors and/or develop these capabilities internally, or seek strategic collaborations with pharmaceutical and medical device partners in certain therapeutic areas.

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

PhotoPoint® Drug	Indication	Development Status
PHOTREX™ (rostaporfin; formerly known as SnET2)	Wet age-related macular degeneration, or AMD	FDA Approvable Letter, September 2004; confirmatory Phase III clinical trial to be initiated in 2005
MV0633	Cardiovascular disease: atherosclerosis, vulnerable plaque, restenosis	Advanced preclinical, IND expected to be submitted in 2005
MV9411	Plaque psoriasis	Phase II clinical trial completed, under data analysis and evaluation
MV2101	Vascular access graft disease in hemodialysis patients	Advanced preclinical
MV6401	Solid tumors (treatment of cells and neovasculature, or new blood vessels)	Preclinical

Our ongoing commitment to the various programs depends upon a number of factors, including the results of investigational studies, regulatory approvals, financial resources, strategic business considerations, the competitive marketing environment and potential return on investment. Currently, our primary areas of focus are ophthalmology and cardiovascular disease.

Light Producing Devices. Our PhotoPoint procedures are designed to use reliable and affordable light producing devices. Our light technologies include software-controlled diode lasers, light emitting diode, or LED, arrays, and non-coherent light sources. Either internally or with outside collaborators, we have developed a variety of devices producing various wavelengths of light for use in our investigational studies. We are collaborating with Iridex Corporation, or Iridex, on the development of light producing devices for PhotoPoint PDT in ophthalmology. Iridex co-developed with us and manufactured the diode laser to be used in our AMD confirmatory Phase III clinical trial.

Light Delivery Devices. We have developed various configurations of fiber optic devices to deliver uniform light to target tissues, for example, our proprietary guidewire-compatible endovascular light catheter that is being tested in preclinical studies for the treatment of cardiovascular disease.

Targeted Diseases and Clinical Trials

We believe that our PhotoPoint PDT technology has potential utility in a number of disease indications. We have established certain development programs based upon technical, regulatory, clinical, manufacturing and market considerations. Currently, our primary areas of focus are ophthalmology and cardiovascular disease. Our ongoing commitment to the various programs depends upon such factors as adequate funding, corporate partner support, the results of investigational studies, governmental regulatory communications, competitive factors, potential return on investment, various other feasibility or economic considerations as well as our overall business strategy.

Ophthalmology

We believe that PhotoPoint PDT has the potential to treat a variety of ophthalmic disorders, including conditions associated with neovascularization such as wet AMD and diabetic retinopathy. Ocular neovascularization is a condition in which new blood vessels grow abnormally on or beneath the surface of the retina or other parts of the eye. We have investigated PhotoPoint PDT as a potential treatment to selectively eliminate such abnormal blood vessels, and we have completed Phase I/II and two Phase III human clinical trials of PHOTREX (rostaporfin, formerly known as SnET2) as a treatment for wet AMD, with a third confirmatory Phase III clinical trial to be initiated in 2005.

AMD is the leading cause of blindness in Americans over age fifty. Patients with AMD experience distortion or loss of central vision as the disease progresses. In wet AMD areas of neovascularization develop beneath the retina, leaking fluid and blood that can cause retinal lifting, scarring and irreversible loss of central vision. These lesions are comprised of choroidal neovascular membranes, or CNV, known as “classic” and “occult” components. It is estimated that approximately 60% of wet AMD lesions have some component of classic CNV, while approximately 40% are occult lesions.

In December 2001, we completed two Phase III ophthalmology clinical trials for the treatment of wet AMD lesions with any presence of a classic component. The primary efficacy endpoint of the clinical studies was the percent of patients with stabilized vision, specifically, the proportion of PHOTREX treated patients losing less than 15 letters from baseline on a standard ETDRS eye chart compared to placebo controls. In January 2002, our ophthalmology corporate partner, Pharmacia, reviewed the top-line Phase III AMD clinical data and determined that PHOTREX did not to meet the primary efficacy endpoint in the study population, as defined by the clinical trial protocol. Pharmacia notified us that it would not pursue an NDA submission for PHOTREX. In March 2002, we regained the license rights to PHOTREX from Pharmacia as well as the related data and assets from the Phase III AMD clinical trials. In addition, we terminated our license collaboration with Pharmacia, and have the opportunity to seek a new collaborative partner for PhotoPoint PDT in ophthalmology in the future.

During 2002, we completed a comprehensive analysis of the Phase III AMD clinical data and held certain discussions with regulatory consultants and the ophthalmic division of the FDA. Based on our review of the data from two independent Phase III clinical studies, we believe that PHOTREX reduced the risk of vision loss in certain PHOTREX-treated patients versus placebo patients. Additionally, secondary efficacy analyses relative to placebo suggested that PHOTREX prevented severe vision loss and impacted the physiologic characteristics of treated lesions by reducing leakage and fluid accumulation. Based on retrospective analyses, the PHOTREX data suggested that when PHOTREX therapy was given as required in the protocol, a positive treatment response versus placebo was demonstrated across all compositions of wet AMD lesions, regardless of the percentage of classic or occult components. A small number of occult patients were enrolled in the Phase III AMD clinical trials and they demonstrated a beneficial trend of treatment, but those data require additional confirmatory studies.

In regard to safety, we believe the PHOTREX treatments were well tolerated in the study population, with a low overall incidence of treatment-related adverse events. The most common side effect was skin photosensitivity, or sun sensitivity, which was reported in less than 5% of PHOTREX administrations, and was predominantly mild in nature, transient in duration and required no special treatment. Based on discussions with our clinical investigators, we believe the photosensitivity to be a manageable side effect that typically produces mild erythema, or redness, of the skin. In addition, there were few reports of either back pain on infusion or acute post-treatment vision loss (neither had less than 0.2% in both the treated and placebo patients), which have been previously reported with competitive PDT technology.

Based on our analysis of the Phase III AMD clinical data, we submitted the NDA on March 31, 2004 for PHOTREX as a treatment for wet AMD, specifically wet AMD lesions with any classic component, with or without an occult component. We submitted the NDA seeking marketing approval based on clinical results in the “per protocol” study population. The per protocol population consists of those patients who received the minimum exposure to the PHOTREX treatment regimen pre-specified in the clinical study protocol, comprising a sub-population of patients in the total study population.

The NDA was submitted on March 31, 2004 and was accepted by the FDA for filing on June 1, 2004 and given a priority review designation. On September 30, 2004, we announced that the FDA had issued an Approvable Letter for our NDA submission for PHOTREX. The Approvable Letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory Phase III clinical trial, as well as certain other requirements. In March 2005, we announced that we would conduct a confirmatory Phase III clinical trial in the United Kingdom and Central and Eastern Europe based on a Special Protocol Assessment by the FDA. We have selected Kendle International Inc., an international clinical research organization, to manage the clinical trial, which we plan to initiate in 2005. The clinical trial is designed to evaluate AMD patients with both classic and occult choroidal neovascularization (CNV lesions). Currently, we expect the study to be conducted at up to 50 investigational sites. We plan to conduct a primary efficacy endpoint analysis at twelve months (one year after initial treatment), and expect a total of approximately 600 patients to be analyzed.

The competitive PDT drug Visudyne (QLT, Inc. and Novartis) has been approved as a treatment for AMD, specifically predominantly classic lesions, since April 2002 and is currently in widespread use in the U.S. and internationally. In January 2005, Macugen® was introduced to the market by Eyetech Pharmaceuticals, Inc. and will be co-promoted with Pfizer, Inc. Macugen is the first anti-angiogenic drug approved for the treatment of wet AMD involving a series of injections into the eye. The treatment is considered a competitive and potentially complementary technology to PDT. The FDA approved Macugen for both classic and occult lesions, which we believe will increase the overall number of patients seeking treatment for wet AMD.

We believe that the technology of PDT will continue to be utilized as a component of first-line therapy for wet AMD, either stand-alone or in combination with steroids and newer anti-angiogenic drugs. In addition to conducting the confirmatory Phase III clinical trial to be conducted in Europe, we currently plan to initiate combination studies of PHOTREX with other drug agent(s).

We have also conducted preclinical studies for the treatment of other ophthalmic diseases such as corneal neovascularization, glaucoma and diabetic retinopathy. Besides the planned use of PHOTREX alone or in combination with other therapies, we have identified certain next-generation drug compounds for potential use in various eye diseases. These programs are in early stages of development and will not likely advance until we obtain additional funding and/or a collaborative partner in ophthalmology.

Cardiovascular Disease

We are investigating the use of PhotoPoint PDT for the treatment of cardiovascular diseases, in particular for the treatment of atherosclerosis and atherosclerotic vulnerable plaque, and the prevention and treatment of restenosis. Atherosclerosis is a common condition involving complex lipid, or fat, derived plaques within arteries that can lead to obstructive artery disease. Clinicians have become aware that certain inflamed plaques within artery walls are highly unstable and vulnerable to rupture. Vulnerable plaque has been estimated to cause up to 80% of fatal heart attacks. Preclinical studies with PhotoPoint PDT indicate that certain photoselective drugs may be preferentially retained in hyperproliferating cells in artery walls and lipid-rich components of arterial plaques. In preclinical studies we believe we have demonstrated that PhotoPoint PDT has the potential to remove problematic inflammatory cells and induce positive mechanisms of healing and repair that are consistent with true plaque stabilization.

Restenosis is the re-narrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. We believe data from preclinical studies suggest that PhotoPoint PDT may aid in the prevention and treatment of restenosis by inhibiting the aggressive overgrowth of cells that cause re-narrowing, or restenosis, of arteries.

We are in the process of conducting preclinical pharmacology and toxicology studies using our lead cardiovascular drug candidate, MV0633. Pending the outcome of our preclinical studies, financial considerations, and other factors, we are planning to prepare an Investigational New Drug application, or IND, in cardiovascular disease for MV0633 in 2005. The timing of the IND is dependent on numerous factors including preclinical results, pharmacology and toxicology results, available funding and other resources. In July 2004, we entered into a Collaboration Agreement with Guidant Corporation, to develop MV0633 for cardiovascular diseases. In connection with the Collaboration Agreement, we are required to submit the IND by December 31, 2005.

As a result of our preclinical studies in cardiovascular disease, we are evaluating the use of PhotoPoint PDT for the prevention and/or treatment of vascular access graft disease. Synthetic arteriovenous, or AV, grafts are placed in patients with End Stage Renal, or Kidney, Disease to provide access for hemodialysis. While these grafts are critical to the health of the patient, their functional lifetime is limited due to stenosis, or narrowing, caused by cell overgrowth in the vein. We have held discussions with the FDA about initiating a Phase II clinical trial. We are currently pursuing potential strategic partners in this field to help fund these clinical studies. Pending the results of our preclinical studies as well as financial considerations, corporate collaborations and other factors, we may decide to file an IND for the commencement of clinical trials in this field.

Dermatology

We believe that PhotoPoint PDT may be potentially useful to treat a number of dermatological, or skin, disorders. One of these is plaque psoriasis, a chronic skin condition involving abnormal proliferation of the epidermis, or outer layer of the skin, that causes inflamed and scaly skin plaques. We are investigating PhotoPoint drug MV9411 in a topical gel formulation for this disease indication. In July 2001, we successfully completed a Phase I dermatology clinical trial of MV9411, and in January 2002, commenced a Phase II dose-escalation clinical trial for the treatment of psoriatic plaques. We are now in the process of closing the Phase II clinical trial. Analysis of the clinical results and other factors such as the availability of funding and other resources will determine whether we continue this program.

Oncology

In our oncology research program, we have ongoing preclinical studies in solid tumors to target tumor cells and tumor neovasculature. Cancer is a large group of diseases characterized by uncontrolled growth and spread of tumor cells with the associated growth of new blood vessels, or neovascularization. The focus of our preclinical research is to evaluate the utility of PhotoPoint PDT as a stand-alone treatment or as a combination therapy with experimental or conventional therapies. Currently, our research efforts focus on the use of PhotoPoint PDT in treating cancers such as those of the brain, breast, lung and prostate. We have an existing oncology IND for SnET2, which is currently inactive, and under which we may choose to submit protocols for clinical trials in the future.

Definitive Collaborative Agreements

Guidant Corporation

In July 2004 we entered into a Collaboration Agreement with Advanced Cardiovascular Systems, Inc., a wholly owned subsidiary of Guidant Corporation, or Guidant. Guidant will collaborate with us on the development, pre-clinical and clinical investigations of our MV0633 compound and related laser devices for use in the treatment of restenosis, atherosclerosis and atherosclerotic plaque cardiovascular diseases through the end of Phase I clinical studies. Guidant has an option to enter into an additional development and marketing agreement with us for additional clinical studies and post-FDA NDA approval marketing activities. Upon the signing of the agreements, we sold 1,112,966 shares of Series A Convertible Preferred Stock, resulting in proceeds to us of $3.0 million. Additionally, we can receive up to $4.0 million in additional convertible preferred stock investments upon the completion of certain milestones related to our cardiovascular program. The next milestone is expected in December 2005. The $3.0 million of Preferred Stock sold is convertible into our Common Stock at $2.70 per share and includes registration rights for the underlying Common Stock. We are required to provide additional funding of at least $5.0 million over the period of the collaboration and the funds invested by Guidant must be spent on specified cardiovascular programs. We also granted Guidant registration rights with respect to the shares of Common Stock into which the Series A Preferred Stock is convertible. The agreements also contain various covenant and termination provisions as defined by the agreements.

Kendle International, Inc.

We have selected Kendle International, Inc., or Kendle, a leading international contract research organization, or CRO, with locations throughout Europe, to conduct our confirmatory Phase III clinical trial for PHOTREX in AMD. Kendle will be responsible for the set-up of the clinical sites, patient and site monitoring, data collection and compilation, site close-out and the final clinical study report for the upcoming confirmatory Phase III clinical trial. The randomized, placebo-controlled trial under a Special Protocol Assessment by the FDA is designed to include a broad range of wet AMD patients, including patients with both classic and occult choroidal neovascularization. We are in the process of finalizing the agreement with Kendle. Upon the execution of the agreement, we will pay Kendle an upfront payment and will be required to make monthly payments over the term of the clinical trial, with various milestone payment amounts due on the first and last patient enrolled, at the one year analysis and upon receipt of the final clinical study report. We are also responsible for payment of out-of-pocket costs incurred by Kendle, as well as payments made by them to the clinical sites for patient treatments and ancillary costs incurred. When finalized, we expect the agreement to include a provision allowing it to be terminated due to clinical efficacy or safety issues at any time with any expenses and services incurred by Kendle, as of the date of termination, to be paid by Miravant.

Giliead Sciences, Inc.

In December 2004, we entered into a development and license agreement with Gilead Sciences Inc., or Gilead, to develop the formulation for our drug MV0633, which is currently being used in our cardiovascular indications. In connection with this development agreement, we are required to pay an upfront license fee of $200,000 and ongoing costs for development and formulation. We will also be required to pay milestones upon the occurrence of the first patient treated in a Phase III clinical trial using the formulation and upon the first regulatory approval in the United States or other significant market. In addition, we will pay royalties based on the drug revenues as defined by the agreement.

Pharmacia Corporation

In August 2003, in connection with the 2003 Debt Agreement, we entered into a Termination and Release Agreement with Pharmacia AB, a wholly owned subsidiary of Pfizer, Inc., or Pharmacia, for the retirement of $10.6 million of debt owed by us to Pharmacia and the release and the related security collateral, in exchange for a payment of $1.0 million in cash, 390,000 shares of our Common Stock, and an adjustment of the exercise price of Pharmacia’s outstanding warrants to purchase 360,000 shares of our Common Stock to $1.00 from an average exercise price of $15.77, and an extension of the expiration date of those warrants to December 31, 2005 from expiration dates ranging from May 2004 to May 2005. The Termination and Release Agreement supercedes all previous agreements.

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

The termination of the various agreements provided that all ownership of the rights, data and assets related to SnET2 and the Phase III AMD clinical trials for the treatment of AMD revert back to us. The rights transferred back to us include the ophthalmology IND and the related filings, data and reports and the ability to license the rights to SnET2. The assets include the lasers utilized in the Phase III AMD clinical trials, the bulk API manufacturing equipment, all of the bulk API inventory sold to Pharmacia in 2001 and 2002 and the finished dose formulation, or FDF, inventory. In addition, we reassumed the lease obligations and related property taxes for our bulk API manufacturing facility. The lease agreement expires in March 2006 and had a base rent of approximately $26,000 per month. In January 2003, we sublet this facility through December 2005.

Iridex Corporation

In May 1996, we entered into a co-development and distribution agreement with Iridex, a leading provider of semiconductor-based laser systems to treat eye diseases. In 2004, we entered into an Accord and Satisfaction Agreement on Essential Terms whereby, upon FDA marketing approval, Iridex will manufacture and distribute a laser device to be used in conjunction with Photrex (SnET2) for the treatment of eye diseases. The agreement provides, among other things, the following:

•	The May 1996 agreement is terminated;
•	Iridex will be our exclusive provider of the devices developed under the co-development and distribution agreement at costs as set forth in the agreement; and
•	Iridex will have an exclusive, worldwide license to make, distribute and sell all co-developed devices, on which Iridex will pay us royalties.

The agreement remains in effect, subject to the execution of a formal manufacturing and distribution agreement. The light producing device used in AMD clinical trials was co-developed with Iris Medical Instruments Inc., a subsidiary of Iridex, under this agreement, and any commercialization of this device is governed in part by this agreement.

The University of Toledo, The Medical College of Ohio and St. Vincent Medical Center

    In July 1989, we entered into a License Agreement with the University of Toledo, the Medical College of Ohio and St. Vincent Medical Center, of Toledo, Ohio, collectively referred to as Toledo. This agreement provides us with exclusive, worldwide rights:

•
To make, use, sell, license or sublicense certain photoselective compounds, including SnET2 covered by certain Toledo patents and patent applications, or not covered by Toledo patents or patent applications but owned or licensed to Toledo and which Toledo has the right to sublicense;

•	To make, use, sell, license or sublicense certain of the compounds for which we have provided Toledo with financial support; and
•
To make, use or sell any invention claimed in Toledo patents or applications and any composition, method or device related to compounds conceived or developed by Toledo under research funded by Miravant.

    The agreement further provides that we pay Toledo royalties on the revenues we receive from the sales or sublicenses of product covered by this agreement. To date, no royalties have been paid or accrued since no drug or related product has been sold. Under the agreement, we are required to satisfy certain development and commercialization objectives once an NDA has received approval. This agreement terminates upon the expiration or non-renewal of the last patent which may issue under this agreement, currently 2017. By the terms of the agreement, the license extends upon issuance of any new Toledo patents. We do not have contractual indemnification rights against Toledo under the agreement. Some of the research relating to the compounds covered by this License Agreement, including SnET2, has been or is being funded in part by certain governmental grants under which the United States Government has or will have certain rights in the technology developed, including the right under certain circumstances to a non-exclusive license or to require us to grant an exclusive license to a third party. For a description of governmental rights see “Patents and Proprietary Technology.”

Hospira, Inc. (formerly Fresenius AG)

We have a formulation and commercial supply agreement, or Formulation Agreement, with Hospira, Inc., a subsidiary of Abbott Corporation, or Hospira, to develop and manufacture an emulsion formulation suitable for intravenous administration of SnET2 in a finished dose formulation, or FDF. This agreement was originally with Pharmacia but was assigned to Fresenius Kabi Nutrition AB, a subsidiary of Fresenius Kabi AG, or Fresenius, effective November 30, 1998, as part of an Asset Transfer Agreement. Fresenius sold its drug manufacturing business to Hospira in 2004.

As part of the activities necessary under the Pharmacia Contract Modification and Termination Agreement, we entered into an agreement with Pharmacia whereby all of Pharmacia’s rights and obligations under their Contract Manufacturing Agreement were assigned to us. By operation of Fresenius’ consent to the assignment and Hospira’s subsequent purchase, the Formulation Agreement has been superceded by the terms of the Contract Manufacturing Agreement. The material operating terms of this agreement include the following:

•	Hospira remains our exclusive manufacturer and supplier of our worldwide requirements for SnET2 FDF;
•	Hospira will not develop or supply drug formulations or services for use in any photodynamic therapy applications for any other company; and
•	The agreement term is indefinite except that it may be terminated ten years after the first commercial sale of SnET2 FDF.

Ramus Medical Technologies

    In December 1996, our wholly owned subsidiary, Miravant Cardiovascular, Inc., entered into a co-development agreement with Ramus Medical Technologies, or Ramus, an innovator in the development of autologous tissue stent-grafts for vascular bypass surgeries. In conjunction with the co-development agreement, we purchased a $2.0 million equity interest in Ramus, and obtained an option to acquire the remaining shares of Ramus. In April 1998, we entered into a $2.0 million revolving credit agreement with Ramus, which was fully utilized. Due to financial difficulties, it was determined that it was probable that we would be unable to collect the amounts due from Ramus under the contractual terms of the loan agreement. Therefore, we have established a reserve for the entire outstanding balance of the loan receivable. We continue to have discussions with Ramus regarding the future of Ramus and the proposed terms of the reorganization of their outstanding debt and equity.

Xillix Technologies Corp.

In June 1998, we purchased an equity interest in Xillix Technologies Corp., or Xillix. We received 2,691,904 shares of Xillix common stock in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock. In conjunction with the investment, we also entered into an exclusive strategic alliance agreement with Xillix to co-develop proprietary systems incorporating PhotoPoint PDT and Xillix’s fluorescence imaging technology for diagnosing and treating early stage cancer and pre-malignant tissues. The co-development agreement was terminated in November 2003. In December 2003, we sold our entire investment in Xillix of approximately 2.7 million shares, which had an adjusted basis of $393,000 and received net proceeds of approximately $1.6 million, resulting in a net gain of $1.2 million.

Research and Development Programs

Our research and development programs are committed to the discovery, development and optimization of drugs and devices for PhotoPoint PDT. Currently, our areas of focus are ophthalmology and cardiovascular disease. These activities are conducted in-house in our pharmaceutical and engineering laboratories or in contract laboratories or in extramural collaborations with academic or medical research institutions or corporations. We have expended, and expect to continue to spend, substantial funds on our research and development programs. We expended $7.6 million, $7.6 million and $9.5 million on research and development activities during 2004, 2003 and 2002, respectively.

We have pursued and been awarded various government grants and contracts. These grants have been sponsored by the National Institutes of Health and/or the Small Business Innovative Research Administration, which supplement our research efforts and facilitate new development.

Manufacturing

Our strategy is to retain manufacturing rights and maintain limited manufacturing capabilities and, where appropriate due to financial and operational considerations, to partner with leading contract manufacturing organizations in the pharmaceutical and medical device sector for certain manufacturing processes. We also have the limited ability to manufacture small-scale quantities of prototype light producing devices and light delivery devices at this location and provide other production and testing activities to support current clinical programs. However, we have limited capabilities, personnel and experience in the manufacture of finished drug and light producing and light delivery devices at commercial levels. We will require outside suppliers, contracted or otherwise, for certain materials and services related to our manufacturing activities, especially at large-scale levels. Although most of our materials and components are available from various sources, we are dependent on certain suppliers for key materials or services used in drug and device development and production operations.

One supplier is Hospira, which processes our SnET2 drug substance into a sterile injectable formulation and packages it in vials for distribution. Gilead Sciences, Inc. is working with us to develop the MV0633 FDF for cardiovascular indications. Another key supplier is Iridex, which provided the light producing devices used in our AMD clinical trials and may be used as a supplier for future investigational and commercial devices in ophthalmology. We expect to continue to develop new drugs, new drug formulations and light devices both in-house and using external suppliers, which may or may not have similar dependencies.

Prior to supplying drugs or devices for commercial use, our manufacturing facilities, as well as the Iridex and Hospira manufacturing facilities, must be inspected and approved by the FDA for compliance to current Good Manufacturing Practices, or cGMP. Our pharmaceutical manufacturing facility was inspected by the FDA for cGMP compliance as a part of the PHOTREX NDA review process with no deficiencies cited. Suppliers Iridex and Hospira were also inspected by the FDA with satisfactory results. Any drugs and devices manufactured by us or our suppliers for prospective commercial use must be withheld from distribution until FDA approvals are obtained, if at all. In addition, if we elect to outsource manufacturing to other third-party manufacturers, these facilities must satisfy FDA requirements.

We were licensed by the State of California to manufacture bulk active pharmaceutical ingredient, or API, at one of our Santa Barbara, California facilities for clinical trial and other use. This particular manufacturing facility was closed by us in 2002 and has been reconstructed and now operates in our existing operating facility, which has not yet been inspected by the State of California. In the original manufacturing facility, we manufactured bulk PHOTREX API, the final process before formulation and packaging. As previously discussed, we regained ownership from Pharmacia of that bulk API inventory as well as lasers, neither of which are currently subject to expiration dates, whereas the FDF received has expired. We have API inventory in quantities that we believe will be adequate for an initial commercial launch of PHOTREX, if and when we gain regulatory approval for the facility and for use of the API inventory.

Marketing, Sales and Distribution

We are developing several plans for the marketing, sales and distribution of PHOTREX for wet AMD. We may decide to license PHOTREX or otherwise partner with an established pharmaceutical company for commercialization of the drug. If financially and logistically feasible, we may elect to retain all rights to PHOTREX and contract the marketing, sales and distribution to outside independent contractors or develop certain internal capabilities. There are a number of factors that will influence this decision, including partnering opportunities, terms and conditions, our potential return on investment, financial resources and operational capabilities.

In regard to products in longer-term development, we will consider various avenues for commercialization as appropriate in our strategic planning and licensing discussions.

Customers and Backlog

Our drugs and devices are in various stages of development and have not yet been approved by the FDA. Thus, we currently have no marketed drugs or devices and therefore no customers or backlog. We have derived revenue in the past from the sale of API to our collaborative partner and have received governmental research grants. We have also received limited royalty income from Laserscope for the license of our first generation dye laser technology.

Patents and Proprietary Technology

We pursue a policy of seeking patent protection for our technology both in the United States and in selected countries abroad. We plan to prosecute, assert and defend our patent rights when appropriate. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. The following is a summary of our current patents:

•	Record owner of forty-one issued United States patents, expiring 2010 through 2021;
•	Record owner of eight issued foreign patents, expiring 2012 through 2019;
•	Exclusive license rights under nineteen issued United States patents, primarily pharmaceutical, expiring 2006 through 2017;
•	Exclusive license rights under seven issued foreign patents, expiring 2006 through 2017;
•	Co-owner of three additional issued patents, expiring 2015 through 2017; and
•	Holder of a number of United States and related foreign patent applications filed and pending, relating to photoselective compounds, light devices and methods.

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

Some of our research relating to certain pharmaceutical compounds covered by the license agreement with Toledo, including SnET2, has been or is being funded in part by Small Business Innovation Research Administration and/or National Institutes of Health grants. As a result, the United States Government has or will have certain rights in the inventions developed with the funding. These rights include a non-exclusive, paid-up, worldwide license under these inventions for any governmental purpose. In addition, the government has the right to require us to grant an exclusive license under any of these inventions to a third party if the government determines that:

•	Adequate steps have not been taken to commercialize such inventions;
•	Such action is necessary to meet public health or safety needs; or
•	Such action is necessary to meet requirements for public use under federal regulations.

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

  Drug Products. The FDA generally requires the following steps before a new drug product may be marketed in the United States:

•	Preclinical studies (laboratory and animal tests);
•	The submission to the FDA of an application for an IND exemption, which must become effective before human clinical trials may commence;
•	Adequate and well-conducted clinical trials to establish safety and efficacy of the drug for its intended use;
•	The submission to the FDA of an NDA; and
•	The review and approval of the NDA by the FDA before any commercial sale or shipment of the drug.

     In addition to obtaining FDA approval for each new drug product, each drug manufacturing establishment must be registered with the FDA. Manufacturing establishments, both domestic and foreign, are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies and must comply with the FDA’s cGMP regulations. The FDA will not approve an NDA until a pre-approval inspection of the manufacturing facilities confirms that the drug is produced in accordance with current drug cGMPs. In addition, drug manufacturing establishments in California must also be licensed by the State of California and must comply with manufacturing, environmental and other regulations promulgated and enforced by the California Department of Health Services.

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

•
Phase I represents the initial introduction of the drug to a small group of humans to test for safety, identify adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence of effectiveness;

•
Phase II involves studies in a limited sample of the intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and optimal dose range and to identify possible adverse effects and safety risks;

•
Once a compound is found to have some efficacy and to have an acceptable safety profile in Phase II evaluations, Phase III clinical trials are initiated for definitive clinical safety and efficacy studies in a broader sample of the patient population at multiple study sites. The results of the preclinical studies and clinical trials are submitted to the FDA in the form of an NDA for marketing approval;

•	Once the NDA is submitted and reviewed by the FDA, the FDA may require additional information or an additional confirmatory Phase III clinical trial prior to approval, if approved at all.

    Completing clinical trials and obtaining FDA approval for a new drug product is a long process and is likely to take several years and require expenditure of substantial resources. When an NDA application is submitted, there can be no assurance that the FDA will approve the NDA. Even if initial FDA approval is obtained, further studies may be required to gain approval for additional disease indications to expand its clinical use. Also, the FDA requires post-market surveillance programs to monitor and report the drug’s side effects. For certain drugs, the FDA may also, concurrent with marketing approval, seek agreement from the sponsor to conduct post-marketing, Phase IV, studies to obtain further information about the drug’s risks, benefits and optimal use. Results of this monitoring and of Phase IV post-marketing studies may affect the further marketing of the product.

    Where appropriate, we may seek to obtain accelerated review and/or approval of products and to use expanded access programs that may provide broader accessibility and, if approved by the FDA, payment for an investigational drug product. For instance, we requested and received fast track designation from the FDA for PHOTREX for the treatment of AMD for our first NDA submission. Under the FDA Modernization Act of 1997, the FDA gives fast track designation to drugs and devices that treat serious or life-threatening conditions that represent unmet medical needs. The designation means that data can be submitted to the FDA during the clinical trial process based on clinical or surrogate endpoints that are likely to predict clinical benefit, and the FDA can expedite its regulatory review. There can be no assurance that we will maintain the fast track designation for our amended NDA, if submitted, in the future. Other examples of such activities include pursuing programs such as treatment IND or parallel track IND classifications which allow expanded availability of an investigational treatment to patients not in the ongoing clinical trials, and seeking physician or cross-referenced INDs which allow individual physicians to use an investigational drug before marketing approval and for an indication not covered by the ongoing clinical trials. We can also seek an orphan designation for an investigational product that has a limited patient population, which would provide certain regulatory benefits as well as a period of market exclusivity. However, there can be no assurance that we will seek such avenues at any time, or that such activities will be successful or result in accelerated review or approval of any of our products.

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

    Before a new device can be introduced to the market, the manufacturer generally must obtain FDA clearance through either a 510(k) premarket notification or a Premarket Approval Application, or PMA. A PMA requires the completion of extensive clinical trials comparable to those required of new drugs and typically requires several years before FDA approval, if any, is obtained. A 510(k) clearance will be granted if the submitted data establish that the proposed device is “substantially equivalent” to a legally marketed class I or class II medical device, or to a class III medical device for which the FDA has not called for PMAs. Devices used by other companies for photodynamic therapy, which are similar to our devices, have been classified as Class III, and have been evaluated in conjunction with an IND as a combination drug-device product. Therefore it is likely that our products will also be treated as a combination drug-device product.

    Combination Drug-Device Products. Medical products containing a combination of drugs, devices or biological products may be regulated as “combination products.” A combination product is generally defined as a product comprised of components from two or more regulatory categories (drug/device, device/biologic, drug/biologic, etc.) and in which the various components are required to achieve the intended effect and are labeled accordingly. Each component of a combination product is subject to the rules and regulations established by the FDA for that component category, whether drug, biologic or device. Primary responsibility for the regulation of a combination product depends on the FDA’s determination of the “primary mode of action” of the combination product, whether drug, biologic or device.

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

    If separate applications for approval are required in the future for PhotoPoint PDT devices, it may be necessary for us to submit a PMA or a 510(k) to the FDA for our PhotoPoint PDT devices. Submission of a PMA would include results of clinical trials to show the safety and efficacy of the device for its intended use in the combination product. A 510(k) notification would include information and data to show that our device is substantially equivalent to previously marketed devices. There can be no assurance as to the exact form of the premarket approval submission required by the FDA or post-marketing controls for our PhotoPoint PDT devices.

    In March 2004, simultaneous with the submission of our PHOTREX NDA, we submitted a PMA for the Iridex laser device used to activate the drug PHOTREX to treat patients with AMD. The PMA was reviewed by CDER, and an Approvable Letter was issued for the device contingent upon NDA approval of PHOTREX.

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

    International. We are also subject to foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries. These regulations vary from country to country. Beginning in 1995, a new regulatory system to approve drug market registration applications was implemented in the European Union (EU). The system provides for new centralized, decentralized and national (member state by member state) registration procedures through which a company may obtain drug marketing registrations. The centralized procedure allows for expedited review and approval of biotechnology and high technology/innovative product marketing applications by a central Committee for Proprietary Medicinal Products that is binding on all member states in the EU. The decentralized procedure allows a company to petition individual EU member states to review and recognize a market application previously approved in one member state by the national route. Our devices must also meet the new Medical Device Directive effective in Europe in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a CE Mark authorized by a registered notified body of an EU member state prior to free sale in the EU. Registration and approval of a photodynamic therapy product in other countries, such as Japan, may include additional procedures and requirements, preclinical studies and clinical trials, and may require the assistance of native corporate partners. We are currently gathering information from outside consultants as to how we may proceed with filing for market approval in non-U.S. countries.

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

We are aware that other companies are marketing or developing certain products to prevent, diagnose or treat diseases for which we are developing PhotoPoint PDT. These products, as well as others of which we may not be aware, may adversely affect the existing or future market for our products. Competitive, non-PDT products include, but are not limited to, Macugen and other drugs designed to inhibit angiogenesis or otherwise target new blood vessels, and certain medical devices such as drug-eluting stents in cardiovascular disease.

We are aware of various competitors involved in the AMD and photodynamic therapy sectors. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sectors include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharm Inc., or Axcan, Eyetech Pharmacueticals Inc., or Eyetech, Pharmacyclics, Genetech, Inc., Alcon, Inc., and Allergan, Inc. In AMD, QLT’s drug Visudyne® has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Eyetech received marketing approval for its Macugen® treatment for AMD in December 2004 and expects to begin co-marketing their product with Pfizer, Inc. in the beginning of 2005. Genetech, Inc. and Alcon, Inc. are both completing Phase III clinical trials. Other laser, surigical or pharmaceutical treatments for AMD also may compete against us.

In photodynamic therapy, Axcan and DUSA have photodynamic therapy drugs, both of which have received marketing approval in the United States - Photofrin® (Axcan) for the treatment of certain oncology indications and Levulan® (DUSA Pharmaceuticals) for the treatment of actinic keratoses, a dermatological condition. Pharmacyclics has a photodynamic therapy drug that has not received marketing approval, which is being used in certain preclinical studies and/or clinical trials for ophthalmology, oncology and cardiovascular indications. We are aware of other drugs and devices under development by these and other competitors in additional disease areas for which we are developing PhotoPoint PDT. These competitors as well as others that we are not aware of, may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

In the photodynamic therapy sector, we believe that a primary competitive issue will be the performance characteristics of photoselective drugs, including product efficacy and safety, as well as availability, treatment price and cost and patent position, among other issues. As the photodynamic therapy industry evolves, we believe that for cardiovascular disease and some other disease indications, new and more sophisticated devices may be required and that the ability of any group to develop advanced devices will be important to market position.

Corporate Offices

Our principal office is located at 336 Bollay Drive, Santa Barbara, California, 93117. Our main telephone and fax numbers are (805) 685-9880 and (805) 685-9572. In addition, in February 2005 we set up a small office area for a few of our cardiovascular employees in Indianapolis, Indiana. We were incorporated in the state of Delaware in 1989.

Employees

As of March 14, 2005, we employed 47 individuals, approximately 17 of which were engaged in research and development, 10 were engaged in manufacturing and clinical activities and 20 in general and administrative activities.

Our future success also depends on our continuing ability to attract, train, retain or engage highly qualified scientific and technical personnel or consultants. Competition for these personnel is intense, particularly in Santa Barbara where we are headquartered. Due to the limited number of people available with the necessary scientific and technical skills and our current challenging financial situation, we can give no assurance that we can retain, attract or engage key personnel or consultants in the future. We have not experienced any work stoppages and consider our relations with our employees to be good. None of our employees are represented by a labor union.

EXECUTIVE OFFICERS

The names, ages and certain additional information of the current executive officers of the Company are as follows:

Name	Age	Position
Gary S. Kledzik, Ph.D.	55	Chairman of the Board and Chief Executive Officer
David E. Mai	60	President of Miravant Medical Technologies, Miravant Systems, Inc., Miravant Pharmaceuticals, Inc. and Director
John M. Philpott	44	Chief Financial Officer, Treasurer and Assistant Secretary

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

David E. Mai has served as President of the Company since May 1996, President of Miravant Cardiovascular, Inc. from September 1992 to June 2001, President of Miravant Pharmaceuticals, Inc. since July 1996 and President of Miravant Systems, Inc. since June 1997. Mr. Mai served as Vice President of Corporate Development for the Company from March 1994 until May 1996. Mr. Mai became associated with the Company in July 1990 as a consultant assisting with technology and business development. He joined the Company in 1991, serving as New Product Program Manager from February 1991 to July 1992 and as Clinical Research Manager from July 1992 to September 1992. Prior to joining the Company, Mr. Mai was Director of the Intravascular Ultrasound Division of Diasonics Corporation from 1988 to 1989. Previously, Mr. Mai served as Director of Strategic Marketing for Boston Scientific Corporation’s Advanced Technologies Division, Vice President of Stanco Medical and Sales Engineer with Hewlett-Packard Medical Electronics. Mr. Mai holds a B.S. degree in Biology from the University of Hawaii.

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

Where You Can Find More Information

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room in Washington, D.C., located at 450 Fifth Street, N.W. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available, free of charge, on or through our Internet website located at http://www.miravant.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Additional information about us can be obtained from our Internet website at http://www.miravant.com.

ITEM 2.    PROPERTIES

We currently have a month-to-month lease in place for approximately 27,000 square feet of office, laboratory and manufacturing space in Santa Barbara, California. This building currently houses the majority of our operations and employees. We entered into this lease in August 1996. This lease provides for rent to be adjusted annually based on increases in the consumer price index and the base rent is currently approximately $33,000 per month. The leased property is located in a business park. We have limited ability to manufacture our active drug ingredient, our light producing and light delivery devices and perform research and development of drugs, light delivery and light producing devices from this facility. At this time we intend to continue to lease month-to-month until we decide that our financial position supports a longer-term commitment. In addition, we are aware that the lessors can give us a 30-day notice at any time requiring us to vacate. In February 2005, we entered into a one-year lease agreement for 650 square feet of office space in Indianapolis, Indiana. The monthly rent is approximately $900 and has a renewal option.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently party to any material litigation or proceeding and are not aware of any material litigation or proceeding threatened against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our Common Stock is traded on the OTC Bulletin Board®, or OTCBB, under the symbol MRVT. The following table sets forth high and low bid prices per share of Common Stock as reported on the OTCBB. The closing price of our Common Stock as reported on the OTCBB under the symbol MRVT on March 14, 2005 was $0.94.

2004:	High	Low
Fourth quarter	$1.71	$0.90
Third quarter	2.87	1.56
Second quarter	3.70	1.61
First quarter	4.10	1.19
2003:
Fourth quarter	$1.35	$0.99
Third quarter	1.44	0.90
Second quarter	1.29	0.92
First quarter	1.57	0.71

As of March 14, 2005 there were approximately 289 stockholders of record of the Common Stock, which does not include “street accounts” of securities brokers. Based on the number of proxies requested by brokers in connection with our annual meeting of stockholders, we estimate that the total number of stockholders of the Common Stock exceeds 6,000.

Dividend Policy

We have never paid dividends, cash or otherwise, on our capital stock and do not anticipate paying any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth and development of our business.

Nasdaq Listing

We were notified by Nasdaq on July 11, 2002 that our Common Stock would be delisted and begin trading on the OTCBB effective as of the opening of business on July 12, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. Our Common Stock trades under the ticker symbol MRVT and can be viewed at www.otcbb.com. Management continues to review our ability to regain our listing status with Nasdaq or another national stock market exchange, however, there are no guarantees we will be able to raise the additional capital needed or to increase the current trading price of our Common Stock to allow us to meet the relisting requirements for the Nasdaq National Market, Nasdaq Small Cap Market or another national stock market exchange on a timely basis, if at all.

Recent Sales of Unregistered Securities - Fiscal Year 2004

In January 2004, in consideration of services rendered, we issued a warrant to purchase 10,000 shares of Common Stock to a consultant with an exercise price of $1.24 and expiration date of January 2008. The warrant was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

In the table below, we provide you with summary historical financial data of Miravant Medical Technologies. We have prepared this information using the consolidated financial statements of Miravant for the five years ended December 31, 2004. The consolidated financial statements for the five fiscal years ended December 31, 2004 have been audited by Ernst & Young LLP, independent registered public accounting firm.

When you read this summary of historical financial data, it is important that you read along with it the historical financial statements and related notes in our annual and quarterly reports filed with the SEC, as well as the section of our annual and quarterly reports titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Statement of Operations Data:
Revenues	$—	$—	$499	$4,683	$4,593
Costs and expenses:
Cost of goods sold	—	—	479	934	—
Research and development	7,637	7,616	9,549	13,493	20,194
General and administrative	5,416	4,620	5,726	5,903	6,023
Total costs and expenses	13,053	12,236	15,754	20,330	26,217
Loss from operations	(13,053)	(12,236)	(15,255)	(15,647)	(21,624)
Interest and other income (expense)
Interest and other income	121	76	169	798	1,370
Interest expense	(3,038)	(5,649)	(286)	(2,139)	(2,254)
Gain on sale of assets	74	62	10	586	—
Gain on sale of investment in affiliate(1)	—	1,196	—	—	—
Gain on retirement of debt (2)	—	9,086	—	—	—
Non-cash loss in investment in affiliate(1)	—	—	(598)	—	(3,485)
Total net interest and other income (expense)	(2,843)	4,771	(705)	(755)	(4,369)
Net loss	$(15,896)	$(7,465)	$(15,960)	$(16,402)	$(25,993)
Net loss per share (3)	$(0.48)	$(0.30)	$(0.78)	$(0.88)	$(1.42)
Shares used in computing net
loss per share (3)	32,986,422	24,703,543	20,581,214	18,647,071	18,294,525

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and marketable securities (4)	$6,099	$1,030	$723	$6,112	$20,835
Working capital (deficit)	4,555	(664)	(5,953)	9,240	19,431
Total assets	7,509	2,405	3,390	16,165	28,027
Long-term liabilities	7,633	7,440	6,273	26,642	24,888
Accumulated deficit	(212,890)	(196,994)	(189,529)	(173,569)	(157,167)
Total stockholders’ equity (deficit)	(1,982)	(7,027)	(10,110)	(13,798)	(164)

(1)	See Note 10 of Notes to Consolidated Financial Statements for information regarding the gain on sale of investment in affiliate and non-cash losses in investment in affiliate.
(2)	See Note 2 of the Notes to Consolidated Financial Statements for information regarding the gain on retirement of debt.
(3)	See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.
(4)	See Notes 2 and 3 of Notes to Consolidated Financial Statements for information concerning the changes in cash and marketable securities.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section of the Annual Report on Form 10-K contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may,” “will,” “should,” “potential,” “expects,” “anticipates,” “intends,” “plans,” “believes” and similar expressions. These statements, which are based on our current beliefs, expectations and assumptions, and are subject to a number of risks and uncertainties, including but not limited to statements regarding: our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to successfully complete the conditions of the Approvable Letter as outlined by the U.S. Food and Drug Administration, or the FDA, relating to our New Drug Application, or NDA, submission for SnET2, which we have recently branded for ophthalmology indications as PHOTREX™; our ability to raise funds to continue operations; the use of PHOTREX to treat wet age-related macular degeneration, or AMD; our ability to meet the covenants and continue to borrow under the $15.0 million March 2005 Convertible Debt and Warrant Purchase Agreement, or the March 2005 Debt Agreement; our ability to meet the covenants of the August 2003 Unsecured Convertible Debt and Warrant Purchase Agreement, or the August 2003 Debt Agreement; our ability to ultimately receive regulatory approval from the FDA for our NDA submission upon satisfactory completion of the contingencies outlined by the FDA in their Approvable Letter; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq or other national stock market exchanges; our plans to collaborate with other parties and/or license PHOTREX; our ability to meet the requirements of our July 2004 Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation; our ability to continue to retain employees under our current financial circumstances; our ability to use our laser and delivery devices in future clinical trials; our projected IND filings; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including but not limited to: failure to obtain additional funding in a timely manner, if at all; our failure to comply with the covenants in our March 2005 Debt Agreement and August 2003 Debt Agreement; or, to the extent we are unable to comply with these covenants, our ability to obtain waivers from these covenants, which could lead to a default under those agreements; a failure of our drugs and devices to receive regulatory approval; other parties declining to collaborate with us due to our financial condition or other reasons beyond our control; the failure of our existing laser and delivery technology to prove to be applicable or appropriate for future studies; our failure to obtain the necessary funding to further our research and development activities; and unanticipated changes by the government in its past practices by exercising its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see “Risk Factors," included in Item 7, for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

    The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

    We are a pharmaceutical research and development company specializing in photodynamic therapy, or PDT, a treatment modality based on drugs that respond to light. When activated by light, these drugs induce a photochemical reaction in the presence of oxygen that can be used to locally destroy diseased cells and abnormal blood vessels. We have branded our novel version of PDT technology with the trademark PhotoPoint®. Our drugs and devices are in various stages of development and require regulatory approval prior to sales, marketing or clinical use.

Our most advanced drug, PHOTREX™ (formerly known as PhotoPoint® SnET2), generic name rostaporfin, has completed two Phase III clinical trials for the treatment of wet age-related macular degeneration, or AMD. We submitted a New Drug Application, or an NDA, for PHOTREX, to the U.S. Food and Drug Administration, or the FDA, for its marketing approval on March 31, 2004 with a priority review designation. On September 30, 2004, we announced that the FDA had issued an Approvable Letter for our NDA submission for PHOTREX. The letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory Phase III clinical trial, as well as certain other requirements. We have completed a Special Protocol Assessment with the FDA for the confirmatory placebo-controlled, randomized clinical trial, and have made the decision to conduct the clinical trial at investigational sites in the United Kingdom and Central and Eastern Europe. We have selected Kendle International, Inc, an international clinical research organization, or CRO, to manage the clinical trial, which is currently planned to commence in 2005. Even though the FDA has issued a conditional Approvable Letter, the FDA may not ultimately approve our NDA for PHOTREX. The clinical trial and approval process will take a significant amount of cost and time, and FDA approval, if any, is contingent upon satisfying safety and efficacy requirements.

We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $212.9 million as of December 31, 2004. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years. We believe we will be required to obtain substantial additional debt or equity financing to fund our operations until we achieve a level of revenues sufficient to support our anticipated cost structure. Our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on the standards of the Public Company Accounting Oversight Board (United States), our viability as a going concern is in question.

Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have continued to control overall costs by adhering to the cost restructuring program we implemented in 2002. Our ability to achieve and sustain profitability depends upon our ability, alone or with others, to receive regulatory approval on our NDA submission for PHOTREX in AMD, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of PHOTREX and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on the timing of receiving regulatory approval, if at all, for PHOTREX in AMD and our ability to establish a collaboration with a corporate partner or other sales organization to commercialize PHOTREX once regulatory approval is received, if at all. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, PHOTREX bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales of PHOTREX.

Our significant funding activities over the last twelve months have consisted of the following:

•	A $15.0 million convertible line-of-credit financing completed in March 2005;
•
A Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation, or Guidant, completed July 1, 2004, providing an equity investment of $3.0 million upon signing and two additional investments of $2.0 million each upon the completion of certain milestones related to our cardiovascular program;

•	A $10.3 million equity financing completed April 23, 2004;
•	A $2.0 million convertible debt financing completed in February 2004;
•	Warrant exercises through March 15, 2005 providing proceeds of $1.4 million; and
•	The sale of our investment in an affiliate, Xillix Technologies Corp., or Xillix, in December 2003, providing net cash proceeds of $1.6 million.

We believe we can raise additional funding to support operations through corporate collaborations or partnerships, through licensing of PHOTREX or new products and through public or private equity or debt financings prior to December 31, 2005. If additional funding is not available when required, we believe that as long as we are able to borrow under the March 2005 Debt Agreement and our debtdoes not become accelerated, then we have the ability to conserve cash required for operations through March 31, 2006. If the funding from the March 2005 Debt Agreement and/or additional funding is not available when needed, we believe depending on the amount borrowed under the March 2005 Debt Agreement, we may have cash required for operations through December 31, 2005 assuming the delay or reduction in scope of one or more of our research and development programs, and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. There can be no assurance that we will be able to continue to borrow under the March 2005 Debt Agreement, if certain requirements are not met or are not satisfactory to the March 2005 Lender. In addition, there is no guarantee that we will be successful in obtaining additional financing or that financing will be available on favorable terms.

Ongoing Operations

We have continued our scaled back efforts in research and development and the preclinical studies and clinical trials of our products. Our primary efforts in 2004 focused on preparing and submitting our NDA for marketing approval in AMD for PHOTREX. We expect over the next year or so, our likely activities and costs to consist of the following:

•	Commencement of a confirmatory Phase III clinical trial for AMD based on the Approvable Letter from the FDA;
•	Development activities in preparation for an Investigational New Drug application, or IND, and Phase I clinical trial for our cardiovascular program;
•	Commencement of activities related to drug and device manufacturing in support of the confirmatory Phase III clinical trial for AMD and in preparation of our cardiovascular Phase I clinical trial; and
•	Review and follow-up of our Phase II dermatology clinical trial.

The level of effort extended for each of these activities will depend on available funding and resources. If requisite regulatory approval is obtained for PHOTREX, substantial additional funding will be required to support the manufacture, marketing and distribution activities required to generate revenues at a level that adequately supports our cost structure.

Ophthalmology

In ophthalmology, our primary focus through March 31, 2004, had been the preparation of our NDA for submission for marketing approval of PHOTREX, a new drug for the treatment of AMD. The NDA was submitted on March 31, 2004 and was accepted by the FDA for filing with a priority review designation on June 1, 2004. On September 30, 2004, we announced that the FDA had issued an Approvable Letter for our NDA submission for PHOTREX. The Approvable Letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory Phase III clinical trial, as well as certain other requirements. In March 2005, we announced that we would conduct a confirmatory Phase III clinical trial in the United Kingdom and Central and Eastern Europe based on a Special Protocol Assessment by the FDA. We have selected Kendle International Inc., an international clinical research organization, to manage the clinical trial, which we plan to initiate in 2005. The clinical trial is designed to evaluate AMD patients with both classic and occult choroidal neovascularization (CNV lesions). Currently, we expect the study to be conducted at up to 50 investigational sites. We plan to conduct a primary efficacy endpoint analysis at twelve months (one year after initial treatment), and expect a total of approximately 600 patients to be analyzed.

The competitive PDT drug Visudyne (QLT, Inc. and Novartis) has been approved as a treatment for AMD, specifically predominantly classic lesions, since April 2002 and is currently in widespread use in the U.S. and internationally. In January 2005, Macugen® was introduced to the market by Eyetech Pharmaceuticals, Inc. and will be co-promoted with Pfizer, Inc. Macugen is the first anti-angiogenic drug approved for the treatment of wet AMD involving a series of injections into the eye. The treatment is considered a competitive and potentially complementary technology to PDT. The FDA approved Macugen for both classic and occult lesions, which we believe will increase the overall number of patients seeking treatment for wet AMD.

We believe that the technology of PDT will continue to be utilized as a component of first-line therapy for wet AMD, either stand-alone or in combination with steroids and newer anti-angiogenic drugs. In addition to conducting the confirmatory Phase III clinical trial to be conducted in Europe, we currently plan to initiate combination studies of PHOTREX with other drug agent(s).

We have also conducted preclinical studies for the treatment of other ophthalmic diseases such as corneal neovascularization, glaucoma and diabetic retinopathy. Besides the planned use of PHOTREX alone or in combination with other therapies, we have identified certain next-generation drug compounds for potential use in various eye diseases. These programs are in early stages of development and will not likely advance until we obtain additional funding and/or a collaborative partner in ophthalmology.

Cardiovascular Disease

We are investigating the use of PhotoPoint PDT for the treatment of cardiovascular diseases, in particular for the treatment of atherosclerosis and atherosclerotic vulnerable plaque, and for the prevention and treatment of restenosis. Atherosclerosis is a common condition involving complex lipid, or fat, derived plaques within arteries that can lead to obstructive artery disease. Clinicians have become aware that certain inflamed plaques within artery walls are highly unstable and vulnerable to rupture. Vulnerable plaque has been estimated to cause up to 80% of fatal heart attacks. Preclinical studies with PhotoPoint PDT indicate that certain photoselective drugs may be preferentially retained in hyperproliferating cells in artery walls and lipid-rich components of arterial plaques. In preclinical studies we believe we have demonstrated that PhotoPoint PDT has the potential to remove problematic inflammatory cells and induce positive mechanisms of healing and repair that are consistent with true plaque stabilization.

Restenosis is the re-narrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. We believe data from preclinical studies suggest that PhotoPoint PDT may aid in the prevention and treatment of restenosis by inhibiting the aggressive overgrowth of cells that cause re-narrowing, or restenosis, of arteries.

We are in the process of conducting preclinical pharmacology and toxicology studies using our lead cardiovascular drug candidate, MV0633. Pending the outcome of our preclinical studies, financial considerations, and other factors, we are planning to prepare an IND in cardiovascular disease for MV0633 in 2005. The timing of the IND is dependent on numerous factors including preclinical results, pharmacology and toxicology results, available funding and other resources. In July 2004, we entered into a Collaboration Agreement with Guidant Corporation, or Guidant, to develop MV0633 for cardiovascular diseases. In connection with the Collaboration Agreement, we are required to file the IND by December 31, 2005.

As a result of our preclinical studies in cardiovascular disease, we are evaluating the use of PhotoPoint PDT for the prevention and/or treatment of vascular access graft disease. Synthetic arteriovenous, or AV, grafts are placed in patients with End Stage Renal, or Kidney, Disease to provide access for hemodialysis. While these grafts are critical to the health of the patient, their functional lifetime is limited due to stenosis, or narrowing, caused by cell overgrowth in the vein. We have held discussions with the FDA about initiating a Phase II clinical trial. We are currently pursuing potential strategic partners in this field to help fund these clinical studies. Pending the results of our preclinical studies as well as financial considerations, corporate collaborations and other factors, we may decide to file an IND for the commencement of clinical trials in this field.

Dermatology

In our dermatology program, we use a topical gel formulation to deliver MV9411, a proprietary photoreactive drug, directly to the skin. We believe that PhotoPoint PDT may be potentially useful to treat a number of dermatological, or skin, disorders. One of these is plaque psoriasis, a chronic skin condition involving abnormal proliferation of the epidermis, or outer layer of the skin, that causes inflamed and scaly skin plaques. We are investigating PhotoPoint drug MV9411 in a topical gel formulation for this disease indication. In July 2001, we successfully completed a Phase I dermatology clinical trial of MV9411, and in January 2002, commenced a Phase II dose-escalation clinical trial for the treatment of psoriatic plaques. We are now in the process of closing the Phase II clinical trial. Analysis of the clinical results and other factors such as the availability of funding and other resources will determine whether we continue this program.

Oncology

In our oncology research program, we have ongoing preclinical studies in solid tumors to target tumor cells and tumor neovasculature. Cancer is a large group of diseases characterized by uncontrolled growth and spread of tumor cells with the associated growth of new blood vessels, or neovascularization. The focus of our preclinical research is to evaluate the utility of PhotoPoint PDT as a stand-alone treatment or as a combination therapy with experimental or conventional therapies. Currently, our research efforts focus on the use of PhotoPoint PDT in treating cancers such as those of the brain, breast, lung and prostate. We have an existing oncology IND for SnET2, which is currently inactive, and under which we may choose to submit protocols for clinical trials in the future.

    Below is a summary of the disease programs and their related stages of development. The information in the column labeled “Estimate of Completion of Phase” is forward-looking in nature and the actual timing of completion of those phases could differ materially from the estimates provided in the table. Additionally, due to the uncertainty of the scientific results of any of these programs as well as the uncertainty regarding our ability to fund these programs, we are unable to provide an accurate estimate as to the costs, capital requirements or the specific timing necessary to complete any of these programs. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase for our company as well as our industry as a whole, see the “Risk Factors” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Program	Description/Indication	Phase of Development	Estimated date of Phase
Ophthalmology	AMD (PHOTREX)	Commencement of confirmatory Phase III clinical trial	Q2/Q3 2005
	New drug compounds	Research studies	Completed
Dermatology	Psoriasis (MV9411)	Close out of Phase II	Q2 2005
Cardiovascular disease	VP and Restenosis (MV0633 and other compounds)	Continuation of Preclinical studies and IND submission	**
	AV Graft (MV2101)	Continuation of Preclinical studies	**

Oncology	Tumor research	Continuation of Research studies	**
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

Based on our ability to successfully obtain additional funding, our ability to obtain new collaborative partners, our ability to license and pursue further development of PHOTREX for AMD or other disease indications, our ability to complete the confirmatory Phase III clinical trial for PHOTREX for AMD, our ability to reduce operating costs as needed, our ability to regain our listing status on Nasdaq or other national stock market exchanges and various other economic and development factors, such as the cost of the programs, reimbursement and the available alternative therapies, we may or may not elect or be able to further develop PhotoPoint PDT procedures in ophthalmology, cardiovascular disease, dermatology, oncology or in any other indications.

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

Stock-Based Compensation. Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB, Opinion No. 25 and related interpretations, including Financial Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for our stock option plans.

We also have granted and continue to grant warrants and stock options to various consultants of ours. These warrants and options are generally in lieu of cash compensation and, as such, deferred compensation is recorded related to these grants. Deferred compensation for warrants and options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force, or EITF, 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred compensation is amortized over the consulting or vesting period.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised in 2004), or Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, or Statement 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Proforma disclosure is no longer an alternative. Statement No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement No. 123(R) on July 1, 2005.

Statement No. 123(R) permits companies to adopt its requirements using one of two methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of Statement No. 123(R) would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement No. 123.

The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of Statement No. 123(R) in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement No. 123. A company would not be permitted to make any changes to those amounts upon adoption of Statement No. 123(R) unless those changes represent a correction of an error. For periods after the date of adoption of Statement No. 123(R), the modified prospective transition method described above would be applied.

We currently expects to adopt Statement No. 123(R) using the modified prospective transition method, and expects the adoption to have an effect on our results of operations similar to the amounts reported historically in the our footnotes under the pro forma disclosure provisions of Statement No. 123.

Results of Operations

The following table provides a summary of our revenues for the years ended December 31, 2004, 2003 and 2002:

Consolidated Revenues	2004	2003	2002
License - contract research and development	$—	$—	$20,000
Bulk active pharmaceutical ingredient sales	—	—	479,000
Total revenues	$—	$—	$499,000

Our historical revenues primarily reflect income earned from licensing agreements, grants awarded, royalties from device product sales, milestone payments and non-commercial drug sales to Pharmacia. Any future potential new revenues such as drug and device product sales, license income from new collaborative agreements, revenues from contracted services, and royalties or revenues from potential drug and device sales, if any, will depend on, among other factors, the results from our ongoing preclinical studies and clinical trials, the timing and outcome of applications for regulatory approvals, including our NDA for PHOTREX, our ability to re-license PHOTREX and establish new collaborative partnerships in ophthalmology and cardiovascular disease and their subsequent level of participation in our preclinical studies and clinical trials, our ability to have any of our potential drug and related device products successfully manufactured, marketed and distributed, the restructuring or establishment of collaborative arrangements for the development, manufacturing, marketing and distribution of some of our future products. Based on the above mentioned factors, among others, we anticipate our operating activities will require significant expenditures and result in substantial, and possibly increasing, operating losses for the next few years.

Total Revenues. Our revenues have decreased from $499,000 in 2002 to no revenues in 2003 and 2004. The fluctuations in revenues are due to the following:

License Income. License income, which represents reimbursements of out-of-pocket or direct costs incurred in preclinical studies and Phase III AMD clinical trials, decreased from $20,000 in 2002 to zero license income in 2003 and 2004. The decrease in license income is specifically related to the conclusion of the Phase III AMD clinical trials in December 2001 and the completion of the preclinical studies and our AMD clinical trial responsibilities. Reimbursements received during 2002 were primarily for costs incurred to complete preclinical studies and clinical trial oversight for AMD.

Bulk Active Pharmaceutical Ingredient Sales. In May 2001, we entered into an Asset Purchase Agreement with Pharmacia whereby they agreed to buy bulk API inventory through March 2002. In January 2002, Pharmacia reimbursed us for all of our remaining finished and in-process lots of bulk API for approximately $479,000. In March 2002, we entered into a Contract Modification and Termination Agreement with Pharmacia whereby our license agreement for PHOTREX was terminated. In accordance with the Contract Modification and Termination Agreement, we will receive no further reimbursements from Pharmacia related to any of our ongoing preclinical studies and clinical trials and Pharmacia will not make any more purchases of bulk API.

Cost of Goods Sold. In connection with the manufactured bulk API sold under the terms of the Asset Purchase Agreement with Pharmacia, which was terminated in March 2002, we recorded $479,000 in manufacturing costs for the year ended December 31, 2002. The amounts recorded as cost of API sales represent the costs incurred to manufacture the bulk API sold in the first quarter 2002 and throughout fiscal 2001. No cost of API sales were incurred for the year ended December 31, 2003 and 2004 and no further cost of API sales are expected until regulatory approval is received and commercial sales commence.

Research and Development. Research and development costs are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of costs incurred by outside providers and consultants for preclinical studies, clinical trials and related clinical drug and device development and manufacturing costs, drug formulation expenses, NDA preparation services and other research and development expenditures. Indirect costs consist of internally generated costs from salaries and benefits, overhead and facility costs, and other support services. Our research and development expenses were $7.6 million and $7.6 million for the years ended December 31, 2004 and 2003 and decreased compared to $9.5 million for the same period in 2002. Research and development costs remained consistent for the year ended December 31, 2004 compared to 2003. The reduction in research and development costs for the year ended December 31, 2003 compared to 2002 related to the implementation of the cost restructuring program that mandated a scale back of costs to focus on the NDA submission for PHOTREX. Research and development expenses for the year ended December 31, 2004, 2003 and 2002 related primarily to indirect costs such as payroll, payroll taxes, employee benefits and allocated operating costs. Additionally, we incurred research and development expenses for:

•	Preparation for submission of an NDA for PHOTREX in AMD;
•	Work associated with the development of new devices, delivery systems, drug compounds and formulations for the dermatology and cardiovascular programs; and
    • Clinical trial costs for our Phase II dermatology program.

As previously disclosed, we have three research and development programs on which we have focused our efforts: ophthalmology, cardiovascular disease and dermatology. Research and development costs are initially identified as direct costs and indirect costs, with only direct costs tracked by specific program. These direct costs consist of clinical, preclinical, drug and formulation development, device development and research costs. We do not track our indirect research and development costs by program. These indirect costs consist of labor, overhead and other indirect costs. The research and development costs for specific programs represent the direct costs incurred. The direct research and development costs by program are as follows:

Program	2004	2003	2002
Direct costs:
Ophthalmology	$1,897,000	$1,522,000	$239,000
Cardiovascular disease	853,000	294,000	1,136,000
Dermatology	65,000	220,000	503,000
Total direct costs	$2,615,000	$2,036,000	$1,878,000

Indirect costs	4,822,000	5,580,000	7,671,000
Total research and development costs	$7,637,000	$7,616,000	$9,549,000

Ophthalmology. In 2004, our direct ophthalmology program costs have increased to $1.9 million from $1.5 million in 2003 and from $239,000 in 2002. These increases relate primarily to costs associated with the preparation and filing of the NDA for PHOTREX. Costs in 2003 reflect NDA preparation while 2004 costs reflect final preparation prior to the March 2004 filing, the costs of follow-up work and the commencement of pre-commercialization activities.

Cardiovascular Disease. Our direct cardiovascular disease program costs increased to $853,000 in 2004 from $294,000 in 2003 and decreased compared to $1.1 million in 2002. The increase from 2003 to 2004 reflects the results of a Collaboration Agreement entered into in June 2004 with Guidant Corporation, which requires us to develop MV0633 for restenosis, atherosclerosis and atherosclerotic vulnerable plaque cardiovascular diseases. This agreement provides funding and mandates milestones in the development process of MV0633. Research costs for 2004 are comprised of development and manufacturing activities for drug and devices to be used in the preclinical studies and the preparation work for an IND and Phase I clinical trial. We expect to continue to incur an increase in development costs for this program as they relate to the Guidant Collaboration agreement. The decrease in expenditures from 2003 to 2002 reflects the results of the 2002 cost restructuring program that required a reduction in overall research and development costs and a focus of resources on the NDA filing for PHOTREX.

Dermatology. Our direct dermatology program costs decreased to $65,000 in 2004 from $220,000 in 2003 and from $503,000 in 2002. Costs incurred in the dermatology program include expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase I and Phase II clinical trial expenses. The decrease in 2004 as compared to the same period in 2003 and 2002 is related to the decrease in patient treatments in the Phase II clinical trial compared to 2003 and 2002.

Indirect Costs. Our indirect costs have decreased to $4.8 million in 2004 from $5.6 million in 2003 and from $7.7 million in 2002. Generally, the decrease in 2003 and 2002 to 2004 was attributed to a decrease in costs related to the downsizing of facilities and related reduction in overhead costs, which was slightly offset by an increase in 2004 in employee compensation which was adjusted for the first time since 2001.

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

General and administrative. Our general and administrative expenses increased to $5.4 million in 2004 from $4.6 million in 2003 and slightly decreased compared to $5.7 million in 2002. General and administrative expenses related primarily to payroll related expenses, operating costs such as rent, utilities, professional services and insurance costs and non-cash expenses such as stock compensation and depreciation. For 2004, the employee compensation expenses increased from 2003 due to the increase in employee wages, which were adjusted for the first time since 2001, stock awards and bonuses, in addition to an increase in insurance and stock compensation costs. For 2003, the employee and overhead related expenses decreased compared to 2002 due to the decrease in the number of administrative employees and a decrease in facility related costs from the reduction in facilities. These decreases were primarily offset by an increase in insurance and stock compensation costs.

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

Interest and Other Income. Interest and other income increased to $121,000 in 2004 from $76,000 in 2003 and decreased compared to $169,000 in 2002. The overall increase in interest and other income is directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. Interest and other income earned in 2004, 2003 and 2002 primarily represent interest earned on cash and marketable security balances throughout the year as well as interest on employee and executive loans. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned. However, we expect our interest and other income to decrease in future periods unless additional funding is obtained.

Interest Expense. Interest expense decreased significantly to $3.0 million in 2004 from $5.6 million in 2003 and increased compared to $286,000 in 2002. The decrease in 2004 compared to 2003, is primarily related to a decrease in the amortization of the beneficial conversion value from the February 2004 Debt Agreement and the August 2003 and 2002 Debt Agreements. The increase in 2003 compared to 2002, is directly related to the amortization of the beneficial conversion value recorded in 2003, which was approximately $3.9 million, from the August 2003 and 2002 Debt Agreements. Under Emerging Issues Task Force No. 98-5, or EITF No. 98-5, we were required to determine the beneficial conversion value for the August 2003 Debt Agreement and the December 2002 Debt Agreement. The beneficial conversion value represents the difference between the fair value of our Common Stock on the date of the first available conversion and the intrinsic value, which is the value of the 2003 Notes on an as converted assumption and the value of detachable warrant issued. The remaining beneficial conversion value from the August 2003 Debt Agreement and December 2002 Debt Agreement of $681,000 was amortized during 2004. Additionally, a $300,000 beneficial conversion value associated with the February 2004 Debt Agreement was recorded and amortized during 2004. These amounts were recorded as interest expense. The decrease in interest expense in 2004 compared to the same period in 2003 was partially offset by an increase in interest expense from borrowings under the December 2002 Debt Agreement, August 2003 Debt Agreement and the February 2004 Debt Agreement and the related amortization of deferred financing costs associated with those agreements of $1.0 million. The amortization of the beneficial conversion value based on the first available conversion dates for the August 2003 Debt Agreement and the December 2002 Debt Agreement aggregated approximately $3.9 million, for the year ended December 31, 2003 and was recorded to interest expense in 2003. The remaining increase in interest expense for 2003 compared to the same period in 2002 related to an increase in interest expense from borrowings under the 2002 Debt Agreement and the related amortization of deferred financing costs associated with the 2002 and 2003 Debt Agreements. The level of interest expense in future periods is expected to increase as monthly borrowings on the promissory notes are continued, deferred financing costs associated with the August 2003 Debt Agreement continue to amortize over the term of the related borrowings and any additional borrowings under the March 2005 Debt Agreement.

Gain on Sale of Assets. The gain on sale of assets increased to $74,000 in 2004 from $62,000 in 2003 and from $10,000 in 2002. The gain on sale of assets in 2004, 2003 and 2002 related to the gain on the sale of equipment sold which was fully depreciated.

Gain on Sale of Investment in Affiliate. In 2004 there was no gain on sale of investment in affiliate. In December 2003, we sold our investment in Xillix Technologies Corp., or Xillix. We owned approximately 2.7 million shares of Xillix at an adjusted cost basis of $393,000 and received net proceeds of approximately $1.6 million, resulting in a net gain of $1.2 million.

     Gain on Retirement of Debt. In 2004 there was no gain on retirement of debt. In August 2003, we recorded a gain of $9.1 million for the settlement of our debt to Pharmacia. There was no gain on retirement on debt recorded in 2002. In connection with the our 2003 debt financing, we entered into a Termination and Release Agreement with Pharmacia, that provided, among other things, for the retirement of the $10.6 million debt owed by us to Pharmacia and the release of the related security collateral, in exchange for a $1.0 million cash payment, 390,000 shares of our Common Stock, with a fair market value on the date of issuance of $386,000, and the adjustment of the exercise price of Pharmacia’s outstanding warrants to purchase shares of our Common Stock, valued at $151,000. We recorded a net gain of $9.1 million, which was determined as follows: the $10.6 million debt was reduced by the $1.0 million cash payment, the fair market value of the issued Common Stock of $386,000 and the Black-Scholes value of the repriced warrants of $151,000, resulting in a net $9.1 million gain.

Non-cash Loss in Investment in Affiliate. During 2000 and again in 2002, we determined that the decline in the value of our investment in Xillix was other-than-temporary. Since we made the investment in June 1998, the value of the Xillix common stock had decreased by approximately 70% through 2000 and approximately an additional 20% through 2002 and had been at similar levels for at least nine months prior to the write-down. In December 2000, we recorded a loss write-down totaling $3.5 million and in December 2002 another $598,000 loss write-down was recorded, to reduce our investment in Xillix to its estimated current fair value based on quoted market prices as of December 31, 2002. As mentioned above, we sold this investment in December 2003, which net a gain of $1.2 million.

Income Taxes. As of December 31, 2004, we had net operating loss carryforwards for federal tax purposes of $192.0 million, which expire in the years 2006 to 2024. Research credit carryforwards aggregating $9.6 million are available for federal and state tax purposes and expire in the years 2004 to 2024. We also had state net operating loss carryforwards of $93.0 million which expires in the years 2005 to 2014. Of the $93.0 million in state net operating loss carryforwards, $33.0 million will expire during 2005 and $19.0 million of the state tax operating losses expired during the 2006 tax year. Under Section 382 of the Internal Revenue Code, the utilization of our tax net operating losses may be limited based on changes in the percentage of ownership in our Company.

Inflation. We do not believe inflation has had a material impact on our results of operations.

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

Contractual Obligations

Payments due by Period	Debt (1)	Building and Equipment Leases (2)	Total
2005	$—	$58,000	$58,000
2006	3,400,000	126,000	3,526,000
2007	—	3,000	3,000
2008	6,300,000	3,000	6,303,000
2009	—	—	—
Total Contractual Obligations	$9,700,000	$190,000	$9,890,000

(1)
The debt represents $3.4 million of borrowings under the August 2003 Agreement, which has a due date of August 28, 2006 and $6.3 million of borrowings under the 2002 Debt Agreement, which has a due date of December 31, 2008.

(2)
The amounts recorded for building and equipment leases consist of a lease on one building and various office equipment. The lease of our primary facility and storage area are month-to-month and are not presented in the table shown above. Should these two facilities be maintained through 2005, the rental costs should approximate an additional $620,000 per year. In addition, we are aware that the lessors can give us a 30-day notice at any time requiring us to vacate.

In March 2005, we selected Kendle, a leading international CRO, to conduct our confirmatory Phase III clinical trial for PHOTREX in AMD. Upon the execution of the agreement, we will pay Kendle an up front payment of approximately $700,000 and will be required to make monthly payments of approximately $120,000 per month over the estimated 38 month term of the clinical trial, with various milestone payment amounts due on the first and last patient enrolled, at the one year analysis and upon receipt of the final clinical study report. We are also responsible for payment of out-of-pocket costs incurred by Kendle, as well as payments made by them to the clinical sites for patient treatments and ancillary costs incurred. When finalized, we expect the agreement to include a provision allowing it to be terminated due to clinical efficacy or safety issues at any time with any expenses and services incurred by Kendle, as of the date of termination, to be paid by us.

Liquidity and Capital Resources

Since inception through December 31, 2004, we have accumulated a deficit of approximately $212.9 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia’s purchases of Common Stock and credit arrangements. As of December 31, 2004, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $254.8 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of December 31, 2004, our consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on the standards of Public Company Accounting Oversight Board (United States), our viability as a going concern is in question.

In March 2005, we entered into a Note and Warrant Purchase Agreement, or the March 2005 Debt Agreement, with the March 2005 Lender. The March 2005 Debt Agreement allows the Company to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount under the March 2005 Debt Agreement is $15.0 million with the last available borrowing in June 2006. The March 2005 Lender obligation to fund each borrowing request is subject to material conditions described in the March 2005 Debt Agreement. In addition, the March 2005 Lender may terminate its obligations under the March 2005 Debt Agreement at any time if Miravant, in the reasonable judgment of the March 2005 Lender, is not meeting its business objectives, and is subject to negative covenants and other restrictions. Each Note and accrued interest, if any, can be convertible into shares of our Common Stock at a conversion price of one hundred ten percent (110%) of the average monthly closing price of the month preceding the issuance of each Note. The notes earn interest quarterly at the prime rate plus three percent (3%) and at our option and subject to certain restrictions, we may make interest payments in cash or in shares of Common Stock. The borrowings are secured by our assets to the extent of the amount borrowed. In connection with each borrowing under the March 2005 Debt Agreement, we will issue a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for each convertible share of Common Stock issued. The exercise price of each warrant will be equal to one hundred ten percent (110%) of the average monthly closing price of the month preceding the issuance of each Note. Each warrant will terminate on December 31, 2013, unless previously exercised. We have also agreed to provide the March 2005 Lender certain registration rights in connection with this transaction.

In July 2004, we entered into a Collaboration Agreement and Securities Purchase Agreement with Advanced Cardiovascular Systems, Inc., a wholly owned subsidiary of Guidant Corporation, pursuant to which we sold 1,112,966 shares of Series A Convertible Preferred Stock, resulting in proceeds to us of $3.0 million. Additionally, we can receive up to $4.0 million in additional convertible preferred stock investments upon the completion of certain milestones related to our cardiovascular program. The $3.0 million of Preferred Stock purchased by Guidant is convertible into our Common Stock at $2.70 per share and includes registration rights for the underlying Common Stock.

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

In February 2004, we entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement we issued $2.0 million worth of convertible debentures, convertible at $2.00 per share. As of March 14, 2005, all $2.0 million of the Notes issued have been converted into 1.0 million shares of Common Stock.

In August 2003, we entered into a Convertible Debt and Warrant Purchase Agreement, or the August 2003 Debt Agreement, with a group of private accredited investors, or the August 2003 Lenders, pursuant to which we issued securities to the August 2003 Lenders in exchange for gross proceeds of $6.0 million. Under the August 2003 Debt Agreement, the debt can be converted at $1.00 per share into our Common Stock. We issued separate convertible promissory notes, which are referred to as the 2003 Notes, to each August 2003 Lender and the 2003 Notes earn interest at 8% per annum and are due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in-kind at our option. Under certain circumstances each 2003 Note can be prepaid by us prior to the maturity date or prior to conversion. The 2003 Notes also have certain default provisions which can cause the 2003 Notes to become accelerated and due immediately upon notice by the August 2003 Lenders. If the 2003 Notes are declared to be due prior to their scheduled maturity date, it is unlikely we will be able to repay these notes and it may force us to significantly reduce or cease operations or negotiate unfavorable terms for repayment. As of March 14, 2005, $2.6 million of the $6.0 million principal balance of the 2003 Notes have been converted into 2.6 million shares Common Stock.

In connection with the August 2003 Debt Agreement, we also issued to the August 2003 Lenders warrants to purchase an aggregate of 4,500,000 shares of our Common Stock. The exercise price of each warrant is $1.00 per share and the warrants will terminate on December 31, 2013, unless amended as noted below or unless previously exercised. We can force the exercise of warrants to purchase 1,500,000 shares of our Common Stock under certain circumstances. In accordance with the registration rights related to the August 2003 Debt Agreement, in October 2003 we registered, as required, certain shares underlying the convertible promissory notes and the shares underlying the warrants for certain note holders. In addition, of the 4.5 million warrants issued, 1,425,000 warrants have been exercised through March 14, 2005, resulting in proceeds to us of $1.4 million.

     In connection with the closing of the March 2005 Debt Agreement, of the 3,025,000 unexercised warrants issued under the August 2003 Debt Agreement, 1,875,000 warrants issued to a certain 2003 Lender were extended to December 31, 2013 from the original expiration date of August 28, 2008.

In December 2002, we entered into a $12.0 million Convertible Debt and Warrant Agreement, or the 2002 Debt Agreement, with a group of private accredited investors, or the 2002 Lenders. This available borrowing provisions of this agreement were terminated in May 2004. As of December 31, 2004, we have borrowed $6.3 million and there will be no further borrowings under this agreement. Additionally, in connection with each borrowing we have issued warrants to purchase a total of 1,575,000 shares of our Common Stock at an exercise price of $1.00 per share. We also issued an origination warrant for the purchase of 250,000 shares at an exercise price of $0.50 per share. In connection with the closing of the March 2005 Debt Agreement, the expiration date of these warrants have been extended to December 31, 2013.

In connection with the execution of the August 2003 Debt Agreement, certain of the 2002 Lenders, to whom we issued notes to under our December 2002 Debt Agreement, as described above, agreed to subordinate their debt security position to that of the 2003 Lenders. In exchange for the subordinated security position, the 2002 Lenders received additional warrants to purchase an aggregate of 1,575,000 shares of our Common Stock at an exercise price of $1.00 per share. Additionally, under the anti-dilution provision of the December 2002 Debt Agreement, the conversion price of the five notes issued thereunder to the 2002 Lenders during the period February 2003 through July 2003 was reduced to $1.00 and the exercise price of the related warrants issued to the 2002 Lenders during the same period was reduced to $1.00 per share. In connection with the closing of the March 2005 Debt Agreement, the expiration date of these warrants have been extended to December 31, 2013.

In connection with the August 2003 Debt Agreement, we entered into a Termination and Release Agreement with Pharmacia, that provides, among other things, for the retirement of the $10.6 million debt owed by us to Pharmacia and the release of the related security collateral, in exchange for a $1.0 million cash payment, 390,000 shares of our Common Stock and the adjustment of the exercise price of Pharmacia’s outstanding warrants to purchase shares of our Common Stock. Additionally, we extended the expiration date of the warrants to December 31, 2005. As a result, as of the date of this report, Pharmacia has warrants to purchase an aggregate of 360,000 shares of our Common Stock at an exercise price of $1.00 per share. The $1.0 million cash payment to Pharmacia was made from the proceeds from the August 2003 Debt Agreement.

In December 2003, we sold our investment in Xillix. We owned approximately 2.7 million shares of Xillix at an adjusted basis of $393,000 and received net proceeds of approximately $1.6 million, resulting in a net gain of $1.2 million.

Statement of Cash Flows

For 2004, 2003 and 2002, we required cash for operations of $11.5 million, $10.8 million and $8.6 million, respectively. The increase in cash used for operations from 2004 compared to 2003 was due to an increase in operating costs from the preparation and related follow-up on the NDA filed with the FDA and increased employee compensation which were adjusted for the first time since 2001. These costs were offset by the use of Common Stock for payment of interest expense and compensation as well the non-cash cost associated with beneficial conversion amortization. The increase in net cash required for operations from 2003 as compared to 2002 is directly related to collections of accounts receivable in 2003 from the receipt of amounts due from Pharmacia under an Asset Purchase Agreement entered into in fiscal 2001 as well as non-cash cost associated with beneficial conversion amortization. This was offset by the non-cash gain on retirement of the Pharmacia debt and the cash gain from sale of our investment in an affiliate. The cash required for operations in 2002 was related to the inventories and accounts receivable from the production and sale of our bulk API inventory to Pharmacia and the timing on the collection of the payments from an escrow account for these sales which was deferred into 2002.

For 2004, net cash used in investing activities was $3.3 million, and for 2003 and 2002, net cash provided by investing activities was $1.3 million and $4.6 million, respectively. The increase in cash used in investing activities from 2004 compared to 2003 was due to purchases of marketable securities and the increase in the purchases of patents and property, plant and equipment. The net cash provided by investing activities in 2003 related to the receipt of cash from the sale of our investment in Xillix and disposal of property, plant and equipment offset by the purchases of patents and property, plant and equipment. The net cash provided by investing activities in 2002 was related to the proceeds from the net sales of marketable securities offset by the purchases of patents.

For 2004, 2003 and 2002, net cash provided by financing activities was $16.9 million, $9.8 million and $3.3 million, respectively. The cash provided by financing activities for 2004 primarily related to the $2.9 million from the Guidant Preferred Stock investment, $10.3 million from the 2004 Equity Agreement, the $2.0 million from the February 2004 Debt Agreement and the $1.6 million received from warrant and stock option exercises. The cash provided by financing activities for 2003 primarily related to the net proceeds received from the borrowings under the December 2002 Debt Agreement and the August 2003 Debt Agreement received during the year ended December 31, 2003, which was offset by the $1.0 million payment to Pharmacia related to the retirement of their debt and an earlier payment of $170,000 for interest due to Pharmacia. Cash provided by financing activities in 2002 related to the funding received from the August 2002 sale of Common Stock of $2.4 million and the first $1.0 million drawdown received under our December 2002 Debt Agreement.

We invested a total of $9.8 million in property, plant and equipment from 1996 through December 31, 2004. Based on available funds, we may continue to purchase property and equipment in the future as we expand our preclinical, clinical and research and development activities as well as the buildout and expansion of laboratories and office space.

We will need substantial additional resources to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

•	Our ability to successfully complete the confirmatory Phase III clinical trial for PHOTREX in AMD as outlined by the Approvable Letter from the FDA;
•	Our ability to resubmit our NDA and ultimately obtain regulatory approval for PHOTREX;
•	The cost of performing a confirmatory Phase III clinical trial and pre-commercialization activities;
•	Our ability to establish additional collaborations and/or license PHOTREX or our other new products;
•	Our ability to continue our efforts to conserve our use of cash, while continuing to advance programs;
•	Our ability to continue to borrow under the March 2005 Debt Agreement;
•
Our ability to meet our obligations under the December 2002 Debt Agreement, August 2003 Debt Agreement, the Securities Purchase Agreement and Collaboration Agreement with Guidant and the March 2005 Debt Agreement;

•	Our ability to receive future equity investments from Guidant by meeting the milestones established under our Collaboration Agreement;
•	The viability of PHOTREX for future use;
•	Our ability to raise equity financing or use common stock for employee and consultant compensation;
•	Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
•	Our ability to file and maintain IND’s for new drug and disease indications;
•	The pace of scientific progress and the magnitude of our research and development programs;
•	The scope and results of preclinical studies and clinical trials;
•	The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	The costs involved in any potential litigation;
•	Competing technological and market developments; and
•	Our dependence on others for development and commercialization of our potential products.

As of December 31, 2004, our consolidated financial statements have been prepared assuming we will continue as a going concern; and our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.  We are continuing our scaled-back efforts, we implemented in 2002, in research and development and the preclinical studies and clinical trials of our products. The cost of an additional confirmatory Phase III clinical trial and any other requirements we will need to complete to satisfy the conditions of the Approvable Letter from the FDA, resubmitting the NDA and obtaining related requisite regulatory approval, commencing pre-commercialization activities prior to receiving regulatory approval, and successfully completing the development of our cardiovascular program under our Guidant collaboration, will require substantial expenditures. If requisite regulatory approval is obtained, then substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. If we are able to continue to borrow under the March 2005 Debt Agreement, executive management believes that as long as our debt is not accelerated, then we have the ability to conserve cash required for operations through March 31, 2006. If the funding from the March 2005 Debt Agreement and/or additional funding is not available when needed, we believe that, depending on the amount borrowed under the March 2005 Debt Agreement, we may have cash required for operations through December 31, 2005 assuming the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. We believe we can raise additional funding, to support operations through corporate collaborations or partnerships, licensing of PHOTREX or new products and additional equity or debt financings, if necessary. There can be no assurance that we will be successful in obtaining additional financing or that financing will be available on favorable terms.

Our ability to raise funds has become more difficult as our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate substantial additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

•	Our ability and the cost to successfully complete the conditions required by the FDA which includes an additional confirmatory Phase III clinical trial;
•	Our ability to resubmit our NDA and ultimately obtain regulatory approval for PHOTREX
•	Our ability to continue to borrow and meet the requirements of the March 2005 Debt Agreement;
•	The potential future use of PHOTREX for ophthalmology or other disease indications;
•	Our ability to raise funds in the near future through public or private equity or debt financings, or establish collaborative arrangements or raise funds from other sources;
•
The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;

•	Our ability to meet the milestones and covenants established under our collaboration agreement with Guidant;
•	The future development and results of our Phase II dermatology clinical trial and our ongoing cardiovascular and oncology preclinical studies;
•	The amount of funds received from outstanding warrant and stock option exercises, if any; and
•	Our ability to maintain, renegotiate, or terminate our existing collaborative arrangements.

We cannot guarantee that additional funding will be available to us now, when needed, or at all. If additional funding is not available in the near term, we will be required to scale back our research and development programs, preclinical studies and clinical trials and administrative activities or cease operations. As a result, we would not be able to successfully develop our drug candidates or commercialize our products and we would never achieve profitability. Our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on the standards of the Public Company Accounting Oversight Board (United States), our viability as a going concern is in question.

Related Party Transactions

In April 1998, we entered into a $2.0 million revolving credit agreement with our affiliate, Ramus. Between 1998 and 1999, Ramus borrowed the entire $2.0 million available under the credit agreement. As of December 31, 2004, the balance of the loan, including principal and accrued interest, was $2.7 million. The loan was used to fund Ramus’ clinical trials and operating costs. Beginning in 2002, it was determined that it was probable that we would be unable to collect the amounts due from Ramus under the contractual terms of the loan agreement. Therefore, we established a reserve for the entire outstanding balance of the loan receivable and no interest income is being accrued under the loan. We have held discussions with Ramus to reorganize their outstanding debt or to convert their entire debt, including accrued and unpaid interest, to Ramus equity.

In July 1996, a partner in a law firm used by us for outside legal counsel was elected by the Board of Directors to serve as Secretary of Miravant. In connection with general legal services provided by the law firm, we were billed $96,000, $150,000 and $47,000 for the years ended December 31, 2004, 2003 and 2002, respectively. From 1996 through December 31, 2004, this individual’s law firm has received stock options to purchase a total of 176,250 shares of Common Stock with an average exercise price of $11.65 for his services as acting in-house legal counsel and Secretary of Miravant. In January 2004, of 176,250 stock options issued, 107,500 were cancelled and exchanged for 53,750 shares of restricted Miravant Common Stock as noted below.

In August 2003, we received a short-term bridge loan of $250,000 from one of our non-employee board members, who is currently no longer a board member. In connection with the loan, we issued warrants to purchase 25,000 shares of our Common Stock. This loan was immediately paid off in September 2003 with the proceeds from the August 2003 Debt Agreement.

In January 2004, the Compensation Committee of the Board of Directors approved a Stock Option Exchange Program for the non-employee directors and the secretary for Miravant. This program allowed these individuals to exchange stock options that had an exercise price of greater than $5.00 for restricted Common Stock at a two for one ratio. The restricted Common Stock was fully vested on the date of exchange. One non-employee board member exchanged 70,000 stock options for 35,000 shares of restricted Common Stock and our secretary, and his law firm, exchanged 107,500 stock options for 53,750 shares of restricted Common Stock. Due to the exchange we recorded $217,000 as general and administrative expense in our 2004 statement of operations, which represented the fair value of the restricted stock on the date of grant.

RISK FACTORS

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following section of this report describes material risks and uncertainties relating to our business. Our business, results of operations or cash flows may be adversely affected if any of the following risks actually occur. In such case, the trading price of our Common Stock could decline.

RISKS RELATED TO OUR BUSINESS

Our future success is highly dependent on regulatory approval and successful commercialization of PHOTREX. We may not be able to successfully complete the additional confirmatory Phase III clinical trial required or the results of the clinical trial may not support the approval of the NDA by the FDA. If we are unable to satisfy the requirements of the FDA and thus unable to obtain approval of the NDA for any reason, our business will be substantially harmed.

On September 30, 2004, we announced that the FDA notified us that they have issued an Approvable Letter for PHOTREX. The letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory Phase III clinical trial. Even though the FDA issued an Approvable Letter, the FDA may not ultimately approve our NDA for PHOTREX. This approval process may take a significant amount of time and the FDA’s approval, is contingent upon satisfying these additional requirements. For instance, the FDA has required a confirmatory Phase III clinical trial prior to final approval, which will be costly and will cause a significant delay in the timing of receiving FDA approval, if at all. If the FDA does approve this NDA, the approved label claims could be for a limited market or may likely have increased competition, resulting in smaller than expected markets and revenue. Any delay in receiving FDA approval would further limit our ability to begin market commercialization of PHOTREX and would harm our ability to raise additional capital to support our on-going funding requirements and our business. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

We are highly leveraged, our recent debt and equity agreements have further diluted our existing stockholders and our debt service requirements make us vulnerable to economic downturn and impose restrictions on our operations.

The aggregate face amount of our debt outstanding was approximately $10.3 million as of March 14, 2005. There is no certainty that our cash balance and our financing arrangements, will be sufficient to finance our operating requirements, and our indebtedness may restrict our ability to obtain additional financing in the future. The issuance of additional shares of Preferred Stock in July 2004 and Common Stock in April 2004, the issuance of warrants to purchase Common Stock in connection with the December 2002 Debt Agreement, August 2003 Debt Agreement and March 2005 Debt Agreement and related negotiations with existing debtors has resulted in the issuance of significant amounts of securities which has a dilutive effect on our existing stockholders. Also, we are highly leveraged, which may place us at a competitive disadvantage and makes us more susceptible to downturns in our business in the event our cash balances are not sufficient to cover our debt service requirements. In addition, the March 2005 Debt Agreement, the July 2004 Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation, the August 2003 Debt Agreement and the December 2002 Debt Agreement contain certain covenants that impose operating and financial restrictions on us. These covenants may affect our ability to conduct operations to raise additional financing or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default.

It may be difficult to recruit patients and/or maintain the patients enrolled in our additional confirmatory Phase III clinical trial thus making it challenging to successfully complete the conditions of the FDA’s Approvable Letter, which may substantially harm our business.

The Approvable Letter received from the FDA regarding our NDA filed for PHOTREX requested that we perform an additional confirmatory Phase III clinical trial to confirm the results of the clinical trial results included in our NDA submission. This clinical trial requires us to treat a portion of the patients with a placebo. Since there is already two approved products available for use in AMD, with the potential for an approval of an additional treatments during our clinical trial, it may be difficult to recruit patients into our clinical trial. Additionally, for those patients that are enrolled in our clinical trial, it may be difficult to keep them enrolled for further treatments or follow-up, especially if they have other treatment options and/or suspect that they have received a placebo. This challenge may delay the recruitment of patients into our clinical trial. Due to this recruitment challenge and existing products, we have chosen to perform the clinical trial in Central and Eastern Europe, which may be costly and time consuming. A delay in completing our required confirmatory Phase III clinical trial would delay the regulatory approval of our NDA, if approved at all, which would likely require additional funding and substantially harm our business.

Even though we have $15.0 million available to us under the March 2005 Debt Agreement, raised $10.3 million in April 2004 and entered into a Collaboration and Securities Purchase Agreement which may provide up to an additional $4.0 million in equity capital to support our cardiovascular program, we will need additional funds to support the significant costs associated with completing another clinical trial, and to support our ongoing operations, and if we fail to obtain additional funding, we may be forced to significantly scale back or cease operations.

We are continuing our scaled-back efforts implemented in 2002 in research and development and the preclinical studies and clinical trials of our products. However, the cost of the confirmatory Phase III clinical trial associated with the NDA filing for PHOTREX, obtaining requisite regulatory approval, and commencing pre-commercialization and manufacturing activities prior to receiving regulatory approval, has required and will require substantial expenditures. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will likely be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure.

The timing and magnitude of our future capital requirements will depend on many factors, including:

•	Our ability to successfully complete the confirmatory Phase III clinical trial for PHOTREX in AMD as outlined by the Approvable Letter from the FDA;
•	Our ability to resubmit our NDA and ultimately obtain regulatory approval for PHOTREX;
•	The cost of performing a confirmatory Phase III clinical trial and pre-commercialization activities;
•	Our ability to establish additional collaborations and/or license PHOTREX or our other new products;
•	Our ability to continue our efforts to conserve our use of cash, while continuing to advance programs;
•	Our ability to continue to borrow under the March 2005 Debt Agreement;
•
Our ability to meet our obligations under the December 2002 Debt Agreement, August 2003 Debt Agreement, the Securities Purchase Agreement and Collaboration Agreement with Guidant and the March 2005 Debt Agreement;

•	Our ability to receive future equity investments from Guidant by meeting the milestones established under our Collaboration Agreement;
•	The viability of PHOTREX for future use;
•	Our ability to raise equity financing or use common stock for employee and consultant compensation;
•	Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
•	Our ability to file and maintain IND’s for new drug and disease indications;
•	The pace of scientific progress and the magnitude of our research and development programs;
•	The scope and results of preclinical studies and clinical trials;

•	The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	The costs involved in any potential litigation;
•	Competing technological and market developments; and
•	Our dependence on others for development and commercialization of our potential products.

If we are able to continue to borrow under the March 2005 Debt Agreement, executive management believes that as long as our debt is not accelerated, then we have the ability to conserve cash required for operations through March 31, 2006. If the funding from the March 2005 Debt Agreement and/or additional funding is not available when needed, we believe that depending on the amount of borrowings received under the March 2005 Debt Agreement we may have cash required for operations through December 31, 2005 assuming the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures.

We continue to seek additional capital needed to fund our operations through corporate collaborations or partnerships, through licensing of PHOTREX or new products and through public or private equity or debt financings. There can be no assurance that we will be successful in obtaining additional financing or that financing will be available on favorable terms. Our inability to obtain additional financing would adversely affect our business and could cause us to significantly scale back or cease operations. If we are successful in obtaining additional equity or convertible debt financing, including from our existing agreements with Guidant, it is likely to result in significant dilution to our stockholders. In addition, any new securities issued may have rights, preferences or privileges senior to those securities held by our current stockholders.

Even if we receive regulatory approval of PHOTREX for the treatment of AMD, PHOTREX may not be commercially successful.

Even if PHOTREX receives regulatory approval, patients and physicians may not readily accept it, which would result in lower than projected sales and substantial harm to our business. Acceptance will be a function of PHOTREX being clinically useful and demonstrating superior therapeutic effect with an acceptable side-effect profile, as compared to currently existing or future treatments. In addition, even if PHOTREX does achieve market acceptance, we may not be able to maintain that market acceptance over time if new products are introduced that are more favorably received than PHOTREX or render PHOTREX obsolete.

We have limited marketing capability and experience and thus rely heavily upon third parties in this regard. Additionally, due to our financial condition, we have performed limited pre-marketing activities which may delay the commencement of marketing our product, PHOTREX, if approved for immediate commercialization.

We have no direct experience in marketing, distributing and selling our pharmaceutical or medical device products. We will need to develop a sales force or rely on our collaborators or licensees or make arrangements with others to provide for the marketing, distribution and sale of our products. We are currently in discussion with several companies to market, distribute and sell PHOTREX. However, we have performed only limited pre-marketing activities, additional pre-marketing may delay the launch of the commercialization of PHOTREX. Our marketing, distribution and sales capabilities or current or future arrangements with third parties for such activities may not be adequate for the initial commercial launch or the successful commercialization of our products.

We have a history of significant operating losses and expect to continue to have losses in the future, which may fluctuate significantly and we may never achieve profitability.

We have incurred significant losses since our inception in 1989 and, as of December 31, 2004, had an accumulated deficit of approximately $212.9 million. In each of the last three years, we have increased our borrowings through the sale of various debt instruments in order to sustain our business operations. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years, and we believe we will be required to obtain substantial additional debt or equity financing to fund our operations during this time as we seek to achieve a level of revenues sufficient to support our anticipated cost structure. Our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on the standards of the Public Company Accounting Oversight Board (United States), our viability as a going concern is in question.

Our ability to achieve and sustain profitability depends upon our ability, alone or with others, to ultimately receive regulatory approval on our NDA filing for PHOTREX in AMD after we complete the additional confirmatory Phase III clinical trial and other FDA requirements, to fund and successfully complete the development of our other proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of PHOTREX and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on the timing of receiving regulatory approval for PHOTREX in AMD and our ability to establish a collaboration with a corporate partner or other sales organization to commercialize PHOTREX if regulatory approval is received. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, PHOTREX bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales.

We may rely on third parties to assist us with the regulatory process for the IND’s and NDA, if needed, and to conduct additional clinical trials on our products, and if these resources fail, our ability to complete the NDA review process or successfully complete clinical trials will be adversely affected and our business will suffer.

To date, we have limited experience in conducting clinical trials. We have relied on Parexel International, a large clinical research organization, or CRO, as well as numerous other consultants, to assist in preparation of our IND’s and our NDA, with respect to which the FDA issued an Approvable Letter for PHOTREX that outlined the conditions for final marketing approval, including a request for an additional confirmatory Phase III clinical trial. We have selected Kendle International, Inc., or Kendle, a leading international CRO with locations throughout Europe, to conduct our confirmatory Phase III clinical trial for PHOTREX in AMD. Additionally, we relied on Pharmacia, our former corporate partner, and Inveresk, Inc., formerly ClinTrials Research, Inc., a CRO, to complete our Phase III AMD clinical trials and we currently rely on a Parexel International for our Phase II dermatology clinical trials. We will need to rely on Kendle and other consultants and third parties to complete the conditions of the Approvable Letter and amend the NDA for submission and review by the FDA.

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

We are aware that other companies are marketing or developing certain products to prevent, diagnose or treat diseases for which we are developing PhotoPoint PDT. These products, as well as others of which we may not be aware, may adversely affect the existing or future market for our products. Competitive, non-PDT products include, but are not limited to, Macugen and other drugs designed to inhibit angiogenesis or otherwise target new blood vessels, and certain medical devices such as drug-eluting stents in cardiovascular disease.

We are aware of various competitors involved in the AMD and photodynamic therapy sectors. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sectors include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharm Inc., or Axcan, Eyetech Pharmacueticals Inc., or Eyetech, Pharmacyclics, Genetech, Inc., Alcon, Inc., and Allergan, Inc. In AMD, QLT’s drug Visudyne® has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Eyetech received marketing approval for its Macugen® treatment for AMD in December 2004 and expects to begin co-marketing their product with Pfizer, Inc. in the beginning of 2005. Genetech, Inc. and Alcon, Inc. are both completing Phase III clinical trials. Other laser, surigical or pharmaceutical treatments for AMD also may compete against us.

In photodynamic therapy, Axcan and DUSA have photodynamic therapy drugs, both of which have received marketing approval in the United States - Photofrin® (Axcan) for the treatment of certain oncology indications and Levulan® (DUSA Pharmaceuticals) for the treatment of actinic keratoses, a dermatological condition. Pharmacyclics has a photodynamic therapy drug that has not received marketing approval, which is being used in certain preclinical studies and/or clinical trials for ophthalmology, oncology and cardiovascular indications. We are aware of other drugs and devices under development by these and other competitors in additional disease areas for which we are developing PhotoPoint PDT. These competitors as well as others that we are not aware of, may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

In the photodynamic therapy sector, we believe that a primary competitive issue will be the performance characteristics of photoselective drugs, including product efficacy and safety, as well as availability, treatment price and cost and patent position, among other issues. As the photodynamic therapy industry evolves, we believe that for cardiovascular disease and some other disease indications, new and more sophisticated devices may be required and that the ability of any group to develop advanced devices will be important to market position.

Our products, including PHOTREX and MV9411, may not successfully complete the clinical trial process and we may be unable to prove that our products are safe and efficacious.

All of our drug and device products currently under development will require extensive preclinical studies and/or clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products have completed testing for efficacy or safety in humans and none of our products, including PHOTREX, have been approved for any purpose by the FDA. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

•	Our ability to demonstrate to the FDA that our products are safe and efficacious;
•	Our products may not be as efficacious as our competitors’ products;
•	Our ability to successfully complete the testing for any of our compounds within any specified time period, if at all;
•	Clinical outcomes reported may change as a result of the continuing evaluation of patients;
•	Data obtained from preclinical studies and clinical trials are subject to varying interpretations which can delay, limit or prevent approval by the FDA or other regulatory authorities;
•	Problems in research and development, preclinical studies or clinical trials that will cause us to delay, suspend or cancel clinical trials; and

•
As a result of changing economic considerations, competitive or new technological developments, market approvals or changes, clinical or regulatory conditions, or clinical trial results, our focus may shift to other indications, or we may determine not to further pursue one or more of the indications currently being pursued.

    Data already obtained from our Phase III clinical studies in AMD, and from preclinical studies and clinical trials of our products under development, do not necessarily predict the results that will be obtained from future preclinical studies and clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies like us, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier clinical trials. Moreover, our clinical trials may not demonstrate the sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approval or may not result in marketable products. The failure to adequately demonstrate the safety and effectiveness of a product under development could delay or prevent regulatory approval of the potential product and would materially harm our business.

If we are not able to maintain and successfully establish new collaborative and licensing arrangements with others, our business will be harmed.

Our business model is based on establishing collaborative relationships with other parties both to license compounds upon which our products and technologies are based and to manufacture, market and sell our products. As a development company we may need access to compounds and technologies to license for further development. For example, we are party to a License Agreement with the University of Toledo, the Medical College of Ohio and St. Vincent Medical Center, of Toledo, Ohio, collectively referred to as Toledo, to license or sublicense certain photoselective compounds, including PHOTREX. Similarly, we must also establish relationships with suppliers and manufacturers to build our medical devices and to manufacture our compounds. Currently we have partnered with Iridex for the manufacture of certain light sources for use in AMD and have entered into an agreement with Hospira, Inc. (formerly Fresenius), or Hospira, for supply of the final dose formulation of PHOTREX. We also have entered into a collaboration agreement with Guidant for the development of new drugs and devices in cardiovascular disease through Phase I clinical trials. Due to the expense of the drug approval process it is beneficial for us to have relationships with established pharmaceutical companies to offset some of our development costs in exchange for a combination of manufacturing, marketing and distribution rights. To commercialize and further develop PHOTREX for AMD or other indications we likely need to establish a new collaborative relationship with a corporate partner or a sales organization.

We are currently at various stages of discussions with companies regarding the establishment of new collaborations. If we are not successful in establishing new collaborative partners for the potential development of PHOTREX or our other molecules, we may not be able to pursue further development of such drugs and/or may have to reduce or cease our current development programs, which would materially harm our business. Even if we are successful in establishing new collaborations, they are subject to numerous risks and uncertainties including the following:

•	Our ability to negotiate acceptable collaborative arrangements;
•	Future or existing collaborative arrangements may not be successful or may not result in products that are marketed or sold;
•	Collaborative partners are free to pursue alternative technologies or products either on their own or with others, including our competitors, for the diseases targeted by our programs and products;
•
Our partners may fail to fulfill their contractual obligations or terminate the relationships described above, and we may be required to seek other partners, or expend substantial resources to pursue these activities independently; and

•	Our ability to manage, interact and coordinate our timelines and objectives with our strategic partners may not be successful.

We may fail to adequately protect or enforce our intellectual property rights, our patents and our proprietary technology, which will make it easier for others to misappropriate our technology and inhibit our ability to be competitive.

Our success will depend, in part, on our and our licensors’ ability to obtain, assert and defend our patents, protect trade secrets and operate without infringing the proprietary rights of others. The exclusive license relating to various drug compounds, including our leading drug candidate PHOTREX, may become non-exclusive if we fail to satisfy certain development and commercialization objectives. The termination or restriction of our rights under this or other licenses for any reason would likely reduce our future income, increase our costs and limit our ability to develop additional products.

The patent position of pharmaceutical and medical device firms generally is highly uncertain. Some of the risks and uncertainties include:

•	The patent applications owned by or licensed to us may not result in issued patents;
•	Our issued patents may not provide us with proprietary protection or competitive advantages;
•	Our issued patents may be infringed upon or designed around by others;
•	Our issued patents may be challenged by others and held to be invalid or unenforceable;
•	The patents of others may prohibit us from developing our products as planned; and
•	Significant time and funds may be necessary to defend our patents.

We are aware that our competitors and others have been issued patents relating to photodynamic therapy. In addition, our competitors and others may have been issued patents or filed patent applications relating to other potentially competitive products of which we are not aware. Further, our competitors and others may in the future file applications for, or otherwise obtain proprietary rights to, such products. These existing or future patents, applications or rights may conflict with our or our licensors’ patents or applications. Such conflicts could result in a rejection of our or our licensors’ applications or the invalidation of the patents.

Further exposure could arise from the following risks and uncertainties:

•	We do not have contractual indemnification rights against the licensors of the various drug patents;
•	We may be required to obtain licenses under dominating or conflicting patents or other proprietary rights of others;
•	Such licenses may not be made available on terms acceptable to us, if at all; and
•	If we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

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

We have limited manufacturing capability and experience and thus rely heavily upon third parties in this area. If we are unable to maintain and develop our past manufacturing capability, or if we are unable to find suitable third party manufacturers our operating results could suffer.

  Prior to supplying drugs or devices for commercial use, our manufacturing facilities, as well as the Iridex and Hospira manufacturing facilities, must be inspected and approved by the FDA for current Good Manufacturing Practices, or cGMP, compliance. Any drugs and devices manufactured by us or our suppliers for prospective commercial use must be withheld from distribution until FDA approvals are obtained, if at all. In addition, if we elect to outsource manufacturing to other third-party manufacturers, these facilities must satisfy FDA requirements.

We currently have the capacity, in conjunction with our manufacturing suppliers Hospira and Iridex, to manufacture products at certain commercial levels and we believe we will be able to do so under cGMPs with subsequent FDA approval. If we receive FDA or other regulatory approval, we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we may need to expend substantial funds, hire and retain additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our commercial product sales, as well as our overall business growth could be limited, which in turn could prevent us from becoming profitable or viable as a business.

We are currently the sole manufacturer of bulk API for PHOTREX, Hospira is the sole manufacturer of the final dose formulation of PHOTREX and Iridex is currently the sole supplier of the light producing devices used in our AMD clinical trials. All currently have commercial quantity capabilities. At this time, we have no readily available back-up manufacturers to produce the bulk API for PHOTREX, or the final formulation of PHOTREX at commercial levels or back-up suppliers of the light producing devices. If Hospira could no longer manufacture for us or Iridex was unable to supply us with devices, we could experience significant delays in production or may be unable to find a suitable replacement, which would reduce our revenues and harm our ability to commercialize our products and become profitable.

As a result of our shares being delisted from trading on Nasdaq, our ability to raise additional capital may be limited or impaired.

We were delisted by Nasdaq on July 11, 2002 and our Common Stock began trading on the Over-The-Counter Bulletin Board®, or OTCBB, effective as of the opening of business on July 12, 2002. Our management continues to review our ability to regain our listing status with Nasdaq or other national stock market exchanges, however, we cannot guarantee we will be able to meet the relisting requirements for the Nasdaq National Market or the Nasdaq Small Cap Market or other national stock market exchanges on a timely basis, if at all, and there is no guarantee that any of the stock market exchanges would approve our relisting request even if we met all the listing requirements. Our ability to obtain additional funding, beyond our current funding agreements is impeded by a number of factors including that fact that our Common Stock is currently being traded on the OTCBB and may prevent us from obtaining additional financing as required in the near term on favorable terms or at all.

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

All of our products, except PHOTREX, MV2101 and MV9411, are in an early stage of development and all of our products, including PHOTREX, MV2101 and MV9411, may never be successfully commercialized.

Our products, except PHOTREX, MV2101 and MV9411, are at an early stage of development and our ability to successfully commercialize these products, including PHOTREX, MV2101 and MV9411, is dependent upon:

•	Successful completion of our research or product development efforts or those of our collaborative partners;
•	Successfully transforming our drugs or devices currently under development into marketable products;
•	Obtaining the required regulatory approvals;
•	Manufacturing our products at an acceptable cost and with appropriate quality;
•	Favorable acceptance of any products marketed; and
•	Successful marketing and sales efforts of our corporate partner(s).

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

From time to time and in particular from January 1, 2004 through December 31, 2004, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From January 1, 2004 to December 31, 2004, our Common Stock price, per OTCBB closing prices, has ranged from a high of $4.10 to a low of $0.90.

The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations in the future could be the result of any number of factors, including:

•	Our ability and the cost to successfully complete the conditions required by the FDA which includes an additional confirmatory Phase III clinical trial;
•	Announcements concerning Miravant or our collaborators, competitors or industry;
•	Our ability to successfully establish new collaborations and/or license PHOTREX or our other new products;
•	The impact of dilution from past or future equity or convertible debt financings;
•	Our ability to meet the milestones and covenants established under our collaboration agreement with Guidant;
•	The results of our testing, technological innovations or new commercial products;
•	The results of preclinical studies and clinical trials by us or our competitors;
•	Technological innovations or new therapeutic products;
•	Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
•	Public concern as to the safety, efficacy or marketability of products developed by us or others;
•	Comments by securities analysts;
•	The achievement of or failure to achieve certain milestones;
•	Litigation, such as from stockholder lawsuits or patent infringement; and
•	Governmental regulations, rules and orders, or developments concerning safety of our products.

In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many emerging pharmaceutical and medical device companies for reasons frequently unrelated or disproportionate to the performance of the specific companies. If these broad market fluctuations cause the trading price of our Common Stock to decline further, we may be unable to obtain additional capital that we may need through public or private financing activities and our stock may not be relisted on Nasdaq, further exacerbating our ability to raise funds and limiting our stockholders’ ability to sell their shares. Because outside financing is critical to our future success, large fluctuations in our share price that harm our financing activities could cause us to significantly alter our business plans or cease operations altogether.

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

Our ability to complete clinical trials is dependent upon the rate of patient enrollment. Patient enrollment is a function of many factors including:

•	The nature of our clinical trial protocols;
•	Existence of competing protocols or treatments;
•	Size and longevity of the target patient population;
•	Proximity of patients to clinical sites; and
•	Eligibility criteria for the clinical trials.

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

•
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

•	Pricing and reimbursement policies of government and third-party payors such as insurance companies, health maintenance organizations and other plan administrators; and
•	The possibility that physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend any of our products.

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

The testing, manufacture, marketing and sale of human pharmaceutical products and medical devices entail significant inherent, industry-wide risks of allegations of product liability. The use of our products in clinical trials and the sale of our products may expose us to liability claims. These claims could be made directly by patients or consumers, or by companies, institutions or others using or selling our products. The following are some of the risks related to liability and recall:

•	We are subject to the inherent risk that a governmental authority or third party may require the recall of one or more of our products;
•	We have not obtained product liability insurance that would cover a claim relating to the clinical or commercial use or recall of our products;
•	In the absence of product liability insurance, claims made against us or a product recall could result in our being exposed to large damages and expenses;
•
If we obtain product liability insurance coverage in the future, this coverage may not be available at a reasonable cost and in amounts sufficient to protect us against claims that could cause us to pay large amounts in damages; and

•	Liability claims relating to our products or a product recall could negatively affect our ability to obtain or maintain regulatory approval for our products.

We may need to obtain product liability insurance for our confirmatory Phase III clinical trial. If we are not required to have product liability insurance then we do not expect to obtain it until we have an approved product and begin distributing the product for commercial use. We plan to obtain product liability insurance to cover our indemnification obligations to Iridex for third party claims relating to any of our potential negligent acts or omissions involving our PHOTREX drug technology or PhotoPoint PDT light device technology. A successful product liability claim could result in monetary or other damages that could harm our business, financial condition and additionally cause us to cease operations.

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

We may expand our operations and market presence by entering into business combinations, joint ventures or other strategic alliances with other companies. These transactions create risks, such as:

•	The difficulty assimilating the operations, technology and personnel of the combined companies;
•	The disruption of our ongoing business, including loss of management focus on existing businesses and other market developments;
•	Problems retaining key technical and managerial personnel; expenses associated with the amortization of goodwill and other purchased intangible assets;
•	Additional operating losses and expenses of acquired businesses;
•	The impairment of relationships with existing employees, customers and business partners; and
•	Additional losses from any equity investments we might make.

We may not succeed in addressing these risks, and we may not be able to make business combinations and strategic investments on terms that are acceptable to us. In addition, any businesses we may acquire may incur operating losses.

Our Preferred Stockholder Rights Plan makes effecting a change of control of Miravant more difficult, which may discourage offers for shares of our Common Stock.

Our Board of Directors has adopted a Preferred Stockholder Rights Plan, or Rights Plan. The Rights Plan may have the effect of delaying, deterring, or preventing changes in our management or control of Miravant, which may discourage potential acquirers who otherwise might wish to acquire us without the consent of the Board of Directors. Under the Rights Plan, if a person or group acquires 20% or more of our Common Stock, all holders of rights (other than the acquiring stockholder) may, upon payment of the purchase price then in effect, purchase Common Stock having a value of twice the purchase price. The Rights Plan, as amended, provides that the trigger percentage of 20% will not apply to Pharmacia with regard to certain shares acquired by Pharmacia, St. Cloud Investments, Ltd, or any other person or entity who acquires shares in a financing transaction with us which generates net proceeds not less than $5.0 million, and has been approved by our Board of Directors. In the event that we are involved in a merger or other similar transaction where we are not the surviving corporation, all holders of rights (other than the acquiring stockholder) shall be entitled, upon payment of the then in effect purchase price, to purchase Common Stock of the surviving corporation having a value of twice the purchase price. The rights will expire on July 31, 2010, unless previously redeemed.

Our charter and bylaws contain provisions that may prevent transactions that could be beneficial to stockholders.

Our charter and bylaws restrict certain actions by our stockholders. For example:

•	Our stockholders can act at a duly called annual or special meeting but they may not act by written consent;
•	Special meetings of stockholders can only be called by our chief executive officer, president, or secretary at the written request of a majority of our Board of Directors; and
•	Stockholders also must give advance notice to the secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting.

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

We are exposed to risks from recent legislation requiring companies to evaluate and maintain internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting, beginning in fiscal year 2006, based on our current aggregate market value of voting stock held by non-affiliates, as measured on June 30, 2004. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In addition, it is difficult for management or our independent auditors to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting. This results in a heightened risk of unexpected delays to completing the project on a timely basis. In the event that our chief executive officer, chief financial officer or independent auditors determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Miravant may be adversely affected and could cause a decline in the market price of our stock.

Recent changes in the accounting treatment of stock options could have a negative impact on our financial statements and possibly cause our stock price to decline.

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123(R), Share-Based Payment, or Statement No. 123(R), which includes proposed rule changes requiring companies to expense the fair value of employee stock options and other forms of stock-based compensation. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States, but do not record a charge for employee stock option expense in the reported financial statements. Once we are required to comply with Statement No. 123(R), as of July 1, 2005 our financial results will be negatively impacted, which could in turn lead to a decline in our stock price.

RISKS RELATED TO OUR INDUSTRY

We are subject to uncertainties regarding health care reimbursement and reform.

Our products may not be covered by the various health care providers and third party payors. If they are not covered, our products may not be purchased or sold as expected. Our ability to commercialize our products successfully will depend, in part, on the extent to which reimbursement for these products and related treatment will be available from government health administration authorities, private health insurers, managed care entities and other organizations. These payers are increasingly challenging the price of medical products and services and establishing protocols and formularies, which effectively limit physicians’ ability to select products and procedures. Uncertainty exists as to the reimbursement status of health care products, especially innovative technologies. Additionally, reimbursement coverage, if available, may not be adequate to enable us to achieve market acceptance of our products or to maintain price levels sufficient for realization of an appropriate return on our products.

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

In addition, cost control initiatives could adversely affect our business in a number of ways, including:

•	Decreasing the price we, or any of our partners or licensees, receive for any of our products;
•	Preventing the recovery of development costs, which could be substantial; and
•	Minimizing profit margins.

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

•
Delays in obtaining approval or rejections due to regulatory review of each submitted new drug, device or combination drug/device application or product license application, as well as changes in regulatory policy during the period of product development;

•	If regulatory approval of a product is granted, such approval may entail limitations on the uses for which the product may be marketed;
•	If regulatory approval is obtained, the product, our manufacturer and the manufacturing facilities are subject to continual review and periodic inspections;
•	If regulatory approval is obtained, such approval may be conditional on the satisfaction of the completion of clinical trials or require additional clinical trials;
•
Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market and litigation; and

•
Photodynamic therapy products have been categorized by the FDA as combination drug-device products. If current or future photodynamic therapy products do not continue to be categorized for regulatory purposes as combination products, then:

           - The FDA may require separate drug and device submissions; and
-	The FDA may require separate approval by regulatory authorities.

Some of the risks and uncertainties of international governmental regulation include:

•	Foreign regulatory requirements governing testing, development, marketing, licensing, pricing and/or distribution of drugs and devices in other countries;
•
Our drug products may not qualify for the centralized review procedure or we may not be able to obtain a national market application that will be accepted by other European Union, or EU, member states;

•
Our devices must also meet the European Medical Device Directive effective in 1998. The Directive requires that our manufacturing quality assurance systems and compliance with technical essential requirements be certified with a CE Mark authorized by a registered notified body of an EU member state prior to free sale in the EU; and

•
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

    We expect that our principal methods of competition with other ophthalmology and photodynamic therapy companies will be based upon such factors as:

•	The ease of administration of our photodynamic therapy;
•	The degree of generalized skin sensitivity to light;
•	The number of required doses;
•	The safety and efficacy profile;
•	The selectivity of our drug for the target lesion or tissue of interest;
•	The type, cost and price of our light systems;
•	The cost and price of our drug; and
•	The amount reimbursed for the drug and device treatment by third-party payors.

    We cannot give any assurance that new drugs or future developments in photodynamic therapy or in other drug technologies will not harm our business. Increased competition could result in:

•	Price reductions;
•	Lower levels of third-party reimbursements;
•	Failure to achieve market acceptance; and
•	Loss of market share.

Any of the above could have an adverse effect on our business. Further, we cannot give any assurance that developments by our competitors or future competitors will not render our technology obsolete.

Our industry is subject to technological uncertainty, which may render our products and developments obsolete and our business may suffer.

The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our products under development or our technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical, biotechnology and device companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

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

Our understanding of the market opportunities for our PhotoPoint PDT is derived from a variety of sources, and represents our best estimate of the overall market sizes presented in certain disease areas. The actual market size and market share which we may be able to obtain may vary substantially from our estimates, and is dependent upon a number of factors, including:

•	Competitive treatments or diagnostic tools, either existing or those that may arise in the future;
•	Performance of our products and subsequent labeling claims; and
•	Actual patient population at and beyond product launch.

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

In addition to the regulations for drug or device approvals, we are subject to regulation under state, federal or other law, including regulations for worker occupational safety, laboratory practices, environmental protection and hazardous substance control. We continue to make capital and operational expenditures for protection of the environment in amounts which are not material. Some of the risks and uncertainties related to laws and future legislation or regulations include:

•	Our future capital and operational expenditures related to these matters may increase and become material;
•	We may also be subject to other present and possible future local, state, federal and foreign regulation;
•
Heightened public awareness and concerns regarding the growth in overall health care expenditures in the United States, combined with the continuing efforts of governmental authorities to contain or reduce costs of health care, may result in the enactment of national health care reform or other legislation or regulations that impose limits on the number and type of medical procedures which may be performed or which have the effect of restricting a physician’s ability to select specific products for use in certain procedures;

•
Such new legislation or regulations may materially limit the demand and manufacturing of our products. In the United States, there have been, and we expect that there will continue to be, a number of federal and state legislative proposals and regulations to implement greater governmental control in the health care industry;

•	The announcement of such proposals may hinder our ability to raise capital or to form collaborations; and
•	Legislation or regulations that impose restrictions on the price that may be charged for health care products or medical devices may adversely affect our results of operations.

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

The convertible notes issued under the December 2002 and August 2003 Debt Agreements have fixed interest rates of 9.4% and 8%, respectively, which are payable quarterly in cash or in Common Stock. The principal amounts of the 2002 and 2003 Notes will be due December 31, 2008 and August 28, 2006, respectively, and these notes can be converted to Common Stock at the option of the holder. The Company believes it is not subject to significant interest rate risk due to the fixed rates on its debt.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All information required by this item is included on pages 66 - 93 in Item 15. of Part IV of this Report and is incorporated into this item by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Miravant Medical Technologies

We have audited the accompanying consolidated balance sheets of Miravant Medical Technologies as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Miravant Medical Technologies at December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Miravant Medical Technologies will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, which have resulted in a working capital deficit, an accumulated deficit and a deficit in stockholders’ equity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/S/ ERNST & YOUNG LLP

Woodland Hills, California
March 8, 2005

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$3,112,000	$1,030,000
Marketable securities	2,987,000	—
Prepaid expenses and other current assets	314,000	298,000
Total current assets	6,413,000	1,328,000

Property, plant and equipment:
Vehicles	28,000	28,000
Furniture and fixtures	1,393,000	1,393,000
Equipment	4,525,000	5,200,000
Leasehold improvements	2,720,000	2,720,000
	8,666,000	9,341,000
Accumulated depreciation	(8,541,000)	(9,125,000)
	125,000	216,000

Patents, net	898,000	707,000
Other assets	73,000	154,000
Total assets	$7,509,000	$2,405,000

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,352,000	$1,456,000
Accrued payroll and expenses	506,000	536,000
Total current liabilities	1,858,000	1,992,000

Long-term liabilities:
Convertible debt:
Face value of convertible debt	10,317,000	12,916,000
Deferred financing costs and beneficial conversion value	(2,684,000)	(5,476,000)
Total long-term liabilities	7,633,000	7,440,000

Stockholders’ equity (deficit):
Preferred stock, 30,000,000 shares authorized; 1,112,966 and no shares issued and outstanding at December 31, 2004 and 2003, respectively; liquidation preference of $2.70 per share over common stockholders	2,924,000	—
Common stock, 75,000,000 shares authorized; 36,718,605 and 25,564,904 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	208,508,000	190,586,000
Notes receivable from officers	(524,000)	(603,000)
Deferred compensation	—	(16,000)
Accumulated deficit	(212,890,000)	(196,994,000)
Total stockholders’ equity (deficit)	(1,982,000)	(7,027,000)
Total liabilities and stockholders’ equity (deficit)	$7,509,000	$2,405,000
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002
Revenues:
License - contract research and development	$—	$—	$20,000
Bulk active pharmaceutical ingredient sales	—	—	479,000
Royalties	—	—	—
Total revenues	—	—	499,000

Costs and expenses:
Cost of goods sold	—	—	479,000
Research and development	7,637,000	7,616,000	9,549,000
General and administrative	5,416,000	4,620,000	5,726,000
Total costs and expenses	13,053,000	12,236,000	15,754,000

Loss from operations	(13,053,000)	(12,236,000)	(15,255,000)

Interest and other income (expense):
Interest and other income	121,000	76,000	169,000
Interest expense	(3,038,000)	(5,649,000)	(286,000)
Gain on sale of assets	74,000	62,000	10,000
Gain on sale of investment in affiliate	—	1,196,000	—
Gain on retirement of debt	—	9,086,000	—
Non-cash loss in investment in affiliate	—	—	(598,000)
Total net interest and other income (expense)	(2,843,000)	4,771,000	(705,000)
Net loss	$(15,896,000)	$(7,465,000)	$(15,960,000)
Net loss per share - basic and diluted	$(0.48)	$(0.30)	$(0.78)
Shares used in computing net loss per share	32,986,422	24,703,543	20,581,214

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Notes		Accumulated
					Receivable		Other
	Preferred Stock		Common Stock		from	Deferred	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Officers	Compensation	Loss	Deficit	Total
Balance at January 1, 2002	—	$—	18,876,075	$161,496,000	$(822,000)	$(547,000)	$(356,000)	$(173,569,000)	$(13,798,000)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(15,960,000)	(15,960,000)
Net change in accumulated other comprehensive loss	—	—	—	—	—	—	356,000	—	356,000
Total comprehensive loss									(15,604,000)
Issuance of stock at $0.50 per share (net of approximately $81,000 of offering costs)	—	—	5,000,000	2,419,000	—	—	—	—	2,419,000
Issuance of stock awards and ESOP matching contributions	—	—	349,014	78,000	—	—	—	—	78,000
Non-cash contributions by Pharmacia Corporation:
Lease payments	—	—	—	40,000	—	—	—	—	40,000
Debt restructuring	—	—	—	15,393,000	—	—	—	—	15,393,000
Officer notes and non-cash interest	—	—	—	—	(248,000)	—	—	—	(248,000)
Reserve for officer notes	—	—	—	—	500,000	—	—	—	500,000
Deferred compensation and deferred interest related to warrants granted	—	—	—	829,000	—	(534,000)	—	—	295,000
Amortization of deferred compensation	—	—	—	—	—	815,000	—	—	815,000
Balance at December 31, 2002	—	$—	24,225,089	$180,255,000	$(570,000)	$(266,000)	$—	$(189,529,000)	$(10,110,000)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,465,000)	(7,465,000)
Total comprehensive loss									(7,465,000)
Issuance of restricted shares, stock awards, stock option exercises and ESOP matching contributions	—	—	949,815	87,000	—	—	—	—	87,000
Beneficial conversion value	—	—	—	4,982,000	—	—	—	—	4,982,000
Issuance of stock to Pharmacia and related stock and warrant valuation	—	—	390,000	537,000	—	—	—	—	537,000
Value of warrants and options issued to employees	—	—	—	4,725,000	—	(53,000)	—	—	4,672,000
Non-cash interest on officer notes	—	—	—	—	(61,000)	—	—	—	(61,000)
Repayments on officer notes, net of reserve for officer notes	—	—	—	—	28,000	—	—	—	28,000
Amortization of deferred compensation	—	—	—	—	—	303,000	—	—	303,000
Balance at December 31, 2003	—	$—	25,564,904	$190,586,000	$(603,000)	$(16,000)	$—	$(196,994,000)	$(7,027,000)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(15,896,000)	(15,896,000)
Total comprehensive loss									(15,896,000)
Issuance of shares for restricted shares, stock awards and stock option and warrant exercises	—	—	822,571	954,000	—	—	—	—	954,000
Issuance of stock at $2.25 per share	—	—	4,564,000	10,269,000	—	—	—	—	10,269,000
Issuance of preferred stock at $2.70 per share (net of issuance costs)	1,112,966	2,924,000	—	—	—	—	—	—	2,924,000
Beneficial conversion value	—	—	—	300,000	—	—	—	—	300,000
Issuance of stock related to debt conversions, warrant exercises and interest payments on debt, net of deferred financing costs	—	—	5,590,380	5,983,000	—	—	—	—	5,983,000
Value of warrants and stock awards issued to consultants	—	—	176,750	416,000	—	(73,000)	—	—	343,000
Non-cash interest on officer notes	—	—	—	—	(50,000)	—	—	—	(58,000)
Repayments on officer notes, net of reserve for officer notes	—	—	—	—	129,000	—	—	—	137,000
Amortization of deferred compensation	—	—	—	—	—	89,000	—	—	89,000
Balance at December 31, 2004	1,112,966	$2,924,000	36,718,605	$208,508,000	$(524,000)	$—	$—	$(212,890,000)	$(1,982,000)

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Operating activities:	2004	2003	2002
Net loss	$(15,896,000)	$(7,465,000)	$(15,960,000)
Adjustments to reconcile net loss to net cash used
by operating activities:
Gain on retirement of debt	—	(9,086,000)	—
Depreciation and amortization	257,000	543,000	887,000
Amortization of deferred compensation	89,000	303,000	815,000
Gain on sale of investment in affiliate	—	(1,196,000)	—
Non-cash loss in investment in affiliate	—	—	598,000
Gain on sale of property, plant and equipment	(74,000)	(61,000)	(10,000)
Stock awards and ESOP matching contribution	1,116,000	79,000	78,000
Non-cash interest and amortization of deferred financing costs on debt	3,065,000	5,521,000	319,000
Reserve and abandonment for patents	34,000	363,000	81,000
Provision for employee and officer loans, net of non-cash interest on related loan	(50,000)	(70,000)	802,000
Changes in operating assets and liabilities:
Accounts receivable	—	—	5,030,000
Prepaid expenses, inventories and other assets	65,000	253,000	122,000
Accounts payable and accrued payroll	(134,000)	(12,000)	(1,332,000)
Net cash used in operating activities	(11,528,000)	(10,828,000)	(8,570,0000)

Investing activities:
Purchases of marketable securities	(2,987,000)	—	(28,679,000)
Sales of marketable securities	—	—	33,333,000
Proceeds from sale of investment in affiliate	—	1,589,000	—
Purchases of property, plant and equipment	—	(120,000)	—
Sublease security deposits	(96,000)	(94,000)	—
Proceeds from sale of property, plant and equipment	102,000	122,000	71,000
Purchases of patents	(323,000)	(186,000)	(154,000)
Net cash (used in) provided by investing activities	(3,304,000)	1,311,000	4,571,000

Financing activities:
Proceeds from issuance of Common Stock, less issuance costs	10,269,000	8,000	2,419,000
Proceeds from issuance of Preferred Stock, less issuance costs	2,924,000	—	—
Proceeds from stock option and warrant exercises	1,613,000	—	—
Proceeds from convertible note arrangements	2,000,000	11,300,000	1,000,000
Repayment of long-term debt	—	(1,170,000)	—
Payments of deferred financing costs	(21,000)	(351,000)	—
Repayments (advances) of notes to officers	129,000	37,000	(155,000)
Net cash provided by financing activities	16,914,000	9,824,000	3,264,000

Net increase (decrease) in cash and cash equivalents	2,082,000	307,000	(735,000)

Cash and cash equivalents at beginning of period	1,030,000	723,000	1,458,000
Cash and cash equivalents at end of period	$3,112,000	$1,030,000	$723,000
Supplemental disclosures:
State taxes paid	$4,000	$4,000	$4,000
Interest paid	$—	$104,000	$—

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

 Description of Business, Basis of Presentation and Going Concern:

Miravant Medical Technologies, or Miravant or the Company, is engaged in the research and development of drugs and medical device products for use in PhotoPoint® PDT, the Company’s proprietary technologies for photodynamic therapy. The Company is located in Santa Barbara, California.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2004, the Company had an accumulated deficit of $212.9 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the costs associated with an additional confirmatory Phase III clinical trial related to the Company’s New Drug Application, or NDA, for PHOTREX™ (formerly known as PhotoPoint® SnET2) for the treatment of wet age-related macular degeneration, or AMD, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. The Company also expects these operating losses to fluctuate relative to its ability to fund the research and development programs as well as the operating expenses of the Company.

The Company is continuing its scaled-back efforts, implemented in 2002, in research and development and the preclinical studies and clinical trials of its products. The cost of an additional confirmatory Phase III clinical trial and any other requirements the Company will need to complete to satisfy the conditions of the Approvable Letter from the U.S. Food and Drug Administration, or FDA, amending the NDA and obtaining related requisite regulatory approval, commencing pre-commercialization activities prior to receiving regulatory approval, and successfully completing the development of the Company’s cardiovascular program under its Guidant collaboration, will require substantial expenditures. If requisite regulatory approval is obtained, then substantial additional financing will be required for the manufacture, marketing and distribution of its product in order to achieve a level of revenues adequate to support the Company’s cost structure. If the Company is able to continue to borrow under the Note and Warrant Purchase Agreement, or the March 2005 Debt Agreement (see Note 12), executive management believes that as long as its debt is not accelerated, then the Company has the ability to conserve cash required for operations through March 31, 2006. If the funding from the March 2005 Debt Agreement and/or additional funding is not available when needed, the Company believes that depending on the amount borrowed under the March 2005 Debt Agreement, it may have cash required for operations through December 31, 2005 assuming the delay or reduction in scope of one or more of its research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. The Company believes it can raise additional funding, to support operations through corporate collaborations or partnerships, licensing of PHOTREX or new products and additional equity or debt financings, if necessary. There can be no assurance that it will be successful in obtaining additional financing or that financing will be available on favorable terms.

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

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2004, all marketable securities were classified as “available-for-sale.” Available-for-sale securities and investments are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned. Declines in value determined to be other-than-temporary on available-for-sale securities are listed separately as a non-cash loss in investment in the consolidated financial statements.

Investments in Affiliates:

Investments in affiliates owned more than 20% but not in excess of 50%, where the Company is deemed to be able to exercise significant influence, are recorded under the equity method. Investments in affiliates, owned less than 20%, where the Company is not deemed to be able to exercise significant influence, are recorded under the cost method. Under the equity method, investments are carried at acquisition cost and generally adjusted for the proportionate share of the affiliates’ earnings or losses. Under the cost method, investments are recorded at acquisition cost and adjusted to fair market value based on the investment classification.

In December 1996, the Company purchased an equity interest in Ramus Medical Technologies, or Ramus, for $2.0 million. The investment was accounted for under the equity method because the investment was more than 20% but not in excess of 50% of Ramus’ outstanding common stock. As the Company was the main source of financing for Ramus, the Company recorded 100% of Ramus’ loss to the extent of the investment made by the Company. The investment in Ramus has been fully reserved for as of December 31, 2004 and 2003, respectively.

In June 1998, the Company purchased an equity interest in Xillix Technologies Corp., or Xillix. The Company received 2,691,904 shares of Xillix common stock, in exchange for $3.0 million in cash and 58,909 shares of Miravant Common Stock. In December 2003, the Company sold its investment in Xillix for net proceeds of approximately $1.6 million. The investment had previously been accounted for under the cost method and classified as available-for-sale. See Note 10 for further discussion on the Company’s investment in Xillix.

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

Patents:

Costs of acquiring patents are capitalized and amortized on the straight-line basis over the estimated useful life of the patents, generally seventeen years. Costs of patents filed or in the filing process, or patents pending, are capitalized as prepaid patents and are not amortized until the patent is issued. Accumulated amortization was $608,000 and $524,000 at December 31, 2004 and 2003, respectively, and reserves recorded for patents amounted to $767,000 at December 31, 2004 and 2003. The cost of servicing the Company’s patents are expensed as incurred. The weighted average amortization period for the Company’s patents is approximately 9.61 years. Amortization expense related to patents amounted to $98,000, $94,000 and $76,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated amortization expense related to patents for the next five years ended December 31, is as follows:

2005	$ 100,000
2006	$ 100,000
2007	$ 100,000
2008	$ 100,000
2009	$ 100,000

Long-Lived Assets:

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically reviews the carrying value of its patents and provides reserves for any patents which are not actively being researched or marketed. During the years ended December 31, 2004, 2003 and 2002, the Company increased the patent reserve by zero, $200,000 and $81,000, respectively, which is included in research and development expenses in the consolidated statements of operations. No other impairment losses have been recorded by the Company. An impairment loss would be recognized when the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Stock-Based Compensation:

     Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion, or APB Opinion, No. 25 and related interpretations including Financial Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25” in accounting for its stock option plans.

The Company also has granted and continues to grant stock, warrants and options to various consultants of the Company. These stock payments, warrants and options are generally in lieu of cash compensation and, as such, deferred compensation is recorded related to these grants. Deferred compensation for stock, warrants and options granted to non-employees has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force, or EITF, 96-18, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred compensation is amortized over the consulting or vesting period.

 Revenue Recognition:

The Company recognizes revenues from product sales based on when ownership of the product transfers to the customer and when collectibility is reasonably assured. Sales of bulk active pharmaceutical ingredient, or bulk API, to a former collaborative partner were recorded as revenue in the period when the product was received by the former collaborative partner at their facility. Licensing revenues to date have represented reimbursements from a former collaborative partner for out-of-pocket expenses incurred in preclinical studies and clinical trials for the PHOTREX PhotoPoint PDT treatment for AMD. These licensing revenues were recognized in the period when the reimbursable expenses were incurred. Grant income is recognized in the period in which the grant related expenses are incurred and royalty income is recognized in the period in which the royalties are earned.

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

Segment Reporting:

The Company is engaged principally in one line of business, the research and development of drugs and medical device products for the use in the Company’s proprietary technologies for photodynamic therapy.

Comprehensive Loss:

The Company has elected to report other comprehensive loss in the consolidated statements of stockholders’ equity (deficit) with the change in accumulated other comprehensive loss consisting of the following:

	2004	2003	2002
Unrealized holding gains (losses) arising from available-for-sale securities	$—	$1,196,000	$(242,000)
Reclassification adjustment for other-than-temporary non-cash (gain) loss in investment	—	(1,196,000)	598,000
Net decrease in accumulated other comprehensive loss	$—	$—	$356,000

Net Loss Per Share:

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Common stock equivalent shares from all stock options, warrants and convertible securities for all years presented have been excluded from this computation as their effect is anti-dilutive.

Basic loss per common share is computed by dividing the net loss by the weighted average shares outstanding during the period in accordance with SFAS No. 128. Since the effect of the assumed exercise of common stock options and other convertible securities was anti-dilutive, basic and diluted loss per share as presented on the consolidated statements of operations are the same.

Recent Accounting Pronouncements:

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement No. 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Proforma disclosure is no longer an alternative. Statement No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement No. 123(R) on July 1, 2005.

Statement No. 123(R) permits companies to adopt its requirements using one of two methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of Statement No. 123(R) would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement No. 123.

The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of Statement No. 123(R) in accordance with the original provisions of Statement No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement No. 123. A company would not be permitted to make any changes to those amounts upon adoption of Statement No. 123(R) unless those changes represent a correction of an error. For periods after the date of adoption of Statement No. 123(R), the modified prospective transition method described above would be applied.

The Company currently expects to adopt Statement No. 123(R) using the modified prospective transition method, and expects the adoption to have an effect on its results of operations similar to the amounts reported historically in the Company’s footnotes (see Note 3) under the pro forma disclosure provisions of Statement No. 123.

2.    Credit Arrangements and Collaborative Funding

February 2004 Convertible Debt Agreement

    In February 2004, the Company entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement the Company issued $2.0 million worth of convertible debentures convertible at $2.00 per share. The convertible debentures issued mature on February 5, 2008, if not previously converted, with interest accruing at 8% per year, due and payable quarterly, with the first interest payment due on April 1, 2004. At the Company’s option, and subject to certain restrictions, the Company may make interest payments in cash or in shares of its Common Stock, or the interest can be added to the outstanding principal of the note. Each convertible debenture issued pursuant to the February 2004 Debt Agreement is convertible at the holder’s option into shares of the Company’s Common Stock. As of December 31, 2004, all $2.0 million of the Notes issued have been converted into 1.0 million shares of Common Stock. Interest payments for the year ended December 31, 2004 was $109,000 and were paid in the form of Common Stock in the amount of 56,075 shares.

    Additionally, under the Emerging Issues Task Force, or EITF, No. 98-5, the Company was required to determine the beneficial conversion value for the notes related to the February 2004 Debt Agreement, or the 2004 Notes. The beneficial conversion value represents the difference between the fair value of the Company’s 2004 Notes as of the date of issuance and the intrinsic value, which is the value of the 2004 Notes as converted, as described above. If the intrinsic value of the 2004 Notes exceeds the fair value of the 2004 Notes, then a beneficial conversion value is determined to have been received by the securityholders. Any beneficial conversion value determined is recorded as equity and a reduction to the convertible debt outstanding, which is subsequently amortized to interest expense. The beneficial conversion value was calculated as follows:

Fair value on February 5, 2004 of the February 2004 Debt convertible to Common Stock at $2.30 per share, a 10% discount from the fair value of the Common Stock on the date of issuance as the underlying shares are unregistered	$2,300,000
Less: Intrinsic value of the February 2004 Debt convertible to Common Stock at $2.00 per share	(2,000,000)
Beneficial conversion value	$300,000

    The beneficial conversion value for the 2004 Notes was amortized over the period from the date of note issuance to the period of first available note conversion which was March 25, 2004, therefore the $300,000 of beneficial conversion value was amortized during the quarter ended March 31, 2004 and is included in interest expense in the consolidated statements of operations.

Pharmacia Debt Settlement

    On August 28, 2003, the Company entered into a Termination and Release Agreement with Pharmacia AB, a wholly owned subsidiary of Pfizer, Inc., or Pharmacia, that provides, among other things, for the retirement of the $10.6 million debt owed by the Company to Pharmacia and the release of the related security collateral, in exchange for a $1.0 million cash payment, 390,000 shares of the Company’s Common Stock and the adjustment of the exercise price of Pharmacia’s outstanding warrants to purchase shares of the Company’s Common Stock. Additionally, the Company has extended the expiration date of the warrants to December 31, 2005. As a result, Pharmacia has warrants to purchase an aggregate of 360,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. For the year ended December 31, 2003, the Company recorded a net gain on retirement of debt in the consolidated statements of operations as part of interest and other income/(expense) as follows:

Outstanding debt as of August 28, 2003	$10,623,000
Less: Fair market value of 390,000 shares of Common Stock (issued at $0.99 per share, or the fair market value on August 28, 2003)	(386,000)
Repriced warrant valuation (using a Black-Scholes model value of $0.42 per share for the purchase of 360,000 shares at $1.00 per share)	(151,000)
Cash payment to Pharmacia	(1,000,000)
Net gain on retirement of debt in the year ended December 31, 2003	$9,086,000

Prior Pharmacia Agreements

In March 2002, the Company’s prior agreements with Pharmacia were significantly modified or terminated by the Contract Modification and Termination Agreement. This agreement modified the credit agreement between the Company and Pharmacia, or the 2001 Credit Agreement. The outstanding debt that the Company owed to Pharmacia of approximately $26.8 million was reduced to $10.0 million plus accrued interest. Additionally, early repayment provisions and many of the covenants were eliminated or modified. In exchange or these changes and the rights to PHOTREX, the Company terminated its right to receive a $3.2 million loan that was available under the 2001 Credit Agreement. This agreement was superceded by the Termination and Release Agreement entered into in August 2003.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” the Company permanently reduced the debt due to Pharmacia to the total future cash payments of the debt, including amounts designated as interest and principal. The total future cash payments, at the then current interest rates, was estimated to be $10.8 million. The difference between the total debt outstanding of $26.2 million (net of the unamortized deferred financing costs of approximately $900,000) and the total future cash payments of the restructured debt of $10.8 million was recorded as an increase to stockholders’ equity due to Pharmacia being a greater than 10% stockholder in the Company at the time. Therefore, the Company recorded a $15.4 million increase to stockholders’ equity in the first quarter of 2002.

In connection with the Contract Modification and Termination Agreement, the Company paid Pharmacia a total of $250,000 consisting of interest due through March 5, 2003 and an extension fee of $21,000 for the extension of the payment date in the year ended December 31, 2003. The Contract Modification and Termination Agreement also provided for the transfer of ownership of several assets back to the Company, which were previously sold to Pharmacia under the May 2001 Manufacturing Facility Asset Purchase Agreement, or the Asset Purchase Agreement, including the lasers utilized in the Phase III AMD clinical trials, the bulk active pharmaceutical ingredient or bulk API, and finished dose formulation, or FDF, inventories and the bulk API manufacturing equipment used to manufacture PHOTREX. The Company recorded the transfer of ownership of the bulk API manufacturing equipment at its net carrying value prior to sale to Pharmacia, which was $277,000. Under generally accepted accounting principles, there was no value recorded on the balance sheet for the transfer of ownership of the lasers, and the bulk API and FDF inventory, since these assets, according to the Company’s accounting policies, had been expensed as research and development costs in prior years.

Under the Asset Purchase Agreement entered into in May 2001, Pharmacia issued a purchase order to buy the Company’s existing PHOTREX bulk API inventory at cost for $2.2 million. The existing bulk API inventory had been previously expensed in research and development costs in prior periods. Pharmacia also committed to buy up to an additional $2.8 million of the bulk API which would be manufactured by the Company through March 2002. Sales of bulk API manufactured and shipped through December 31, 2001, were paid by Pharmacia directly into an inventory escrow account, which, through the Contract Modification and Termination Agreement, was released to the Company in full in January 2002.

The Company has issued an aggregate of 360,000 warrants to purchase Miravant Common Stock upon draws on the 2001 Credit Agreement. These warrants, which had been valued at $1.7 million using the Black-Scholes valuation model, had been recorded as deferred financing costs on the balance sheet and were being amortized as interest expense over the life of the credit agreement. As noted above, the deferred financing costs were eliminated in the permanent reduction of the debt owed to Pharmacia under the accounting for the Contract Modification and Termination Agreement.

August 2003 Convertible Debt Agreement

    In August 2003, the Company entered into a Convertible Debt and Warrant Purchase Agreement, or the August 2003 Debt Agreement, pursuant to which the Company issued securities to the investors, or the 2003 Lenders, in exchange for gross proceeds of $6.0 million. Under the August 2003 Debt Agreement, at the option of the 2003 Lenders, the debt can be converted at $1.00 per share into the Company’s Common Stock. The Company issued separate convertible promissory notes, which are referred to as the 2003 Notes, to each holder and the 2003 Notes earn interest at 8% per annum and are due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in shares of the Company’s Common Stock at the Company’s option. Under certain circumstances each 2003 Note can be prepaid by the Company prior to the maturity date or prior to conversion. The 2003 Notes also have certain default provisions which can cause the 2003 Notes to become accelerated and due immediately upon notice by the 2003 Lenders. From the proceeds of the August 2003 Debt Agreement, in September 2003 the Company repaid $250,000 in a short-term bridge loan and $1.0 million to retire the Pharmacia debt, as described above. Interest payments for the year ended December 31, 2004 totaled $207,000 and was paid in the form of Common Stock in the amount of 97,775 shares. Interest payments for the year ended December 31, 2003 totaled $167,000 and was paid partially in cash of $44,000 and the remaining amount of $123,000 in the form of Common Stock in the amount of 103,787 shares. Accrued interest at December 31, 2004 was $70,000 and was paid subsequent to year end in the form of Common Stock in the amount of 69,511 shares.

    In connection with the August 2003 Debt Agreement, during the first quarter of 2004, certain of the 2003 Lenders converted their Notes into shares of the Company’s Common Stock. As of December 31, 2004, $2.6 million of the $6.0 million face value of the 2003 Notes outstanding had been converted into 2.6 million shares of Common Stock. The $2.6 million converted was net of $1.1 million of deferred financing costs. As of December 31, 2004, $3.4 million of the $6.0 million face value 2003 Notes were outstanding.

    In connection with the 2003 Notes, the Company also issued to the 2003 Lenders warrants to purchase an aggregate of 4,500,000 shares of the Company’s Common Stock. Each holder received two warrants. The first warrant is for the purchase of one-half (1/2) of a share of the Company’s Common Stock for every $1.00 of principal under the 2003 Debt Agreement. The second warrant is for the purchase of one-quarter (1/4) of a share of the Company’s Common Stock for every $1.00 of principal under the 2003 Debt Agreement. The exercise price of each warrant is $1.00 per share and the warrants will terminate on August 28, 2008, unless amended as noted below or unless previously exercised. The Company can force the exercise of the one-quarter (1/4) share warrant under certain circumstances. As of December 31, 2004, of the warrants to purchase 4.5 million shares of Common Stock, 1,425,000 warrants had been exercised, resulting in proceeds to the Company of $1.4 million.

    In connection with the closing of the March 2005 Debt Agreement  (see Note 12 for further details), of the 3,025,000 unexercised warrants issued under the August 2003 Debt Agreement, 1,875,000 warrants issued to a certain 2003 Lender were extended to December 31, 2013 from the original expiration date of August 28, 2008.

    The warrants issued related to the August 2003 Debt Agreement were valued using the Black-Scholes valuation model. The value of these warrants were determined to be $2.8 million which were recorded as deferred financing costs and are being amortized over the term of the underlying convertible promissory notes, which is three years. In addition, during the first quarter of 2004, certain of the 2003 Lenders converted their Notes into shares of the Company’s Common Stock, as such deferred financing costs related to the warrants was adjusted accordingly from $2.8 million to $1.6 million and the Company is amortizing the adjusted deferred financing costs over the term of the underlying promissory notes, or August 28, 2006. For the years ended December 31, 2004 and 2003, the Company recorded amortization expense of $624,000 and $308,000 related to the deferred financing costs associated with the warrant valuation, which is included in interest expense in the consolidated statement of operations.

    Additionally, under EITF No. 98-5, the Company was required to determine the beneficial conversion value of the 2003 Notes and related warrants issued. The beneficial conversion value represents the difference between the fair value of the Company’s 2003 Notes as of the date of issuance and the intrinsic value, which is the value of the 2003 Notes on an as converted basis and the value of the detachable warrants issued, as described above. If the intrinsic value of the 2003 Notes exceeds the fair value of the 2003 Notes, then a beneficial conversion value is determined to have been received by the securityholders. Any beneficial conversion value determined is recorded as equity and a reduction to the convertible debt outstanding, which is subsequently amortized to interest expense. The beneficial conversion value was calculated as follows:

Intrinsic value of the 2003 Notes converted to Common Stock at $1.00 per share	$6,000,000
Detachable warrant valuation (using a Black-Scholes model value of $0.616 per share for the purchase of 4,500,000 shares at $1.00 per share)	2,772,000
Intrinsic value of the 2003 Notes and detachable warrants	8,772,000
Less: Fair value of the 2003 Notes	(6,000,000)
Beneficial conversion value	$2,772,000

    The beneficial conversion value was amortized over the period from the date of note issuance to the period of first available note conversion. Since approximately 75% of the 2003 Notes can be converted into registered Common Stock, the Company expensed $2.1 million of the beneficial conversion value to interest expense as of December 31, 2003. The remaining 25% of the 2003 Notes were not convertible until June 2004, as such, the remaining $416,000 of the beneficial conversion value was amortized through June 30, 2004. Therefore, for the period ended December 31, 2004 and 2003, the Company recorded total amortization expense of $416,000 and $2.4 million, respectively, related to the beneficial conversion value of the 2003 Notes, which is included in interest expense in the consolidated statement of operations.

    In connection with the execution of the August 2003 Debt Agreement, certain of the 2002 Lenders, to whom the Company issued notes under the December 2002 Debt Agreement, agreed to subordinate their debt security position to that of the 2003 Lenders. In exchange for the subordinated security position, the 2002 Lenders received additional warrants to purchase an aggregate of 1,575,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share, and these additional warrants will terminate, as amended (see below), on December 31, 2013, unless previously exercised. Additionally, under the anti-dilution provision of the December 2002 Debt Agreement, the conversion price of the five notes issued thereunder to the 2002 Lenders during the period February 2003 through July 2003 was reduced to $1.00 and the exercise price of the related warrants issued to the 2002 Lenders during the same period was reduced to $1.00 per share. The Company determined the value of these additional warrants to be $970,000, using the Black-Scholes valuation model, and is amortizing these deferred financing costs over the term of the underlying promissory notes, or December 31, 2008. For the periods ended December 31, 2004 and 2003, the Company recorded total amortization expense of $182,000 and $61,000, respectively, related to deferred financing costs associated with the warrant valuation, which is included in interest expense in the consolidated statement of operations.

    In connection with the closing of the March 2005 Debt Agreement (see Note 12 for further details), the 1,575,000 warrants issued to the 2002 Lenders under the August 2003 Debt Agreement, were extended to December 31, 2013 from the original expiration date of August 28, 2008.

    In addition, since additional warrants were issued to the 2002 Lenders, the conversion price of the 2002 Notes was lowered to $1.00 and the exercise price of the existing warrants related to the 2002 Notes was also lowered to $1.00 per share, there was a beneficial conversion value for the December 2002 Debt Agreement, measured upon the closing of the August 2003 Debt Agreement. The beneficial conversion value was calculated as follows:

Intrinsic value of the 2002 Notes converted to Common Stock at $1.00 per share	$6,300,000
Detachable warrant valuation (using a Black-Scholes model value of $0.616 per share for the purchase of 1,575,000 shares at $1.00 per share plus the net book value of the existing repriced warrants for the purchase of 1,825,000 shares)	2,210,000
Intrinsic value of the 2002 Notes and detachable warrants	8,510,000
Less: Fair value of the 2002 Notes	(6,300,000)
Beneficial conversion value	$2,210,000

    The beneficial conversion value is being amortized over the period from the date of note issuance to the period of first available note conversion. Since approximately 80% of the 2002 Notes could be converted into registered Common Stock as of December 31, 2003, the Company expensed $1.8 million of the beneficial conversion value to interest expense for the year ended December 31, 2003. The remaining 20% of the 2002 Notes were not convertible until June 2004, as such, the remaining $442,000 of the beneficial conversion value was amortized through June 30, 2004. Therefore, for the year ended December 31, 2004 and 2003, the Company recorded total amortization expense of $265,000 and $1.9 million, respectively, related to the beneficial conversion value of the 2002 Notes, which is included in interest expense in the consolidated statement of operations.

December 2002 Convertible Debt Agreement

    In December 2002, the Company entered into the December 2002 Debt Agreement with the 2002 Lenders. The maximum aggregate loan amount under the December 2002 Debt Agreement was $12.0 million with the last available borrowing in June 2004, as amended. In May 2004, the Company and the 2002 Lenders agreed to terminate the available borrowing provisions of the December 2002 Debt Agreement, which were to expire by June 30, 2004. As of December 31, 2004, the Company had borrowed $6.3 million which is convertible into 6,361,856 shares of the Company’s Common Stock, as adjusted.

In connection with the December 2002 Debt Agreement, the 2002 Lenders withheld from each borrowing a 3% drawdown fee and the Company issued to the 2002 Lenders a warrant to purchase one-quarter (1/4) of a share of the Company’s Common Stock for every $1.00 borrowed, as amended. The drawdown fees and legal costs in the amount of $244,000 have been capitalized and are being amortized over the life of the December 2002 Debt Agreement resulting in amortization expense of $39,000 and $37,000 included in interest expense in the consolidated statement of operations for the years ended December 31, 2004 and 2003, respectively. The exercise price of each warrant is $1.00 per share. Based on the borrowings of $6.3 million, the Company issued warrants to purchase 1,575,000 shares of the Company's Common Stock.  In addition, upon execution of the December 2002 Debt Agreement, the Company issued to the 2002 Lenders a warrant to purchase 250,000 shares of the Company’s Common Stock, with an exercise price of $0.50 per share. Each warrant will terminate on, as amended see below, December 31, 2013, unless previously exercised.

    In connection with the closing of the March 2005 Debt Agreement (see Note 12 for further details), the 1,825,000 warrants issued to the 2002 Lenders under the December 2002 Debt Agreement, were extended to December 31, 2013 from the original expiration date of December 31, 2008.

    For the months of December 2002 and January 2003, the Company received borrowings totaling $2.0 million and issued related notes with a conversion price of $0.97. For the months of February through July 2003, the Company received borrowings totaling $4.3 million and issued related notes with a conversion price of $1.00, as adjusted. The Company also issued six warrants for the purchase of 250,000 shares per warrant with an exercise price of $1.00, as adjusted, and one warrant for the purchase of 75,000 with an exercise price of $1.00, as adjusted. As of December 31, 2004, the Company has borrowed a total of $6.3 million and had accrued interest of $548,000, which is also convertible at $1.00 per share. Interest payments made during 2004 totaled $586,000 and were paid in the form of Common Stock in the amount of 298,704 shares. For the years ended December 31, 2004 and 2003, the Company has recorded amortization expense of $198,000 and $180,000, respectively, related to the deferred financing costs for these warrants related to the December 2002 Debt Agreement, which is included in interest expense in the consolidated statement of operations.

A separate convertible promissory note, or Note, has been issued for each borrowing request received and such Notes will earn interest at 9.4% per annum and be due December 31, 2008. At the Company’s option, the interest on each Note can be accrued and added to the existing Notes.

Summary of Deferred Financing Costs and Beneficial Conversion Value:

    As of December 31, 2004 and 2003, deferred financing costs and beneficial conversion value consisted of the following:

	2004	2003
Unamortized value of warrants issued for 2003 Notes	$873,000	$2,464,000
Unamortized value of warrants issued for 2002 Notes	1,573,000	1,954,000
Beneficial Conversion value of the 2003 Notes	—	416,000
Beneficial Conversion value of the 2002 Notes	—	265,000
Other deferred financing	238,000	377,000
Total deferred financing costs and beneficial conversion value	$2,684,000	$5,476,000

Maturities of Convertible Notes:

Principal payments on the convertible notes obligations, including interest added to principal in the form of additional notes and assuming no conversion prior to maturity, are due in the amounts of $3.5 million in fiscal 2006 and $6.8 million in fiscal 2008.

3.    Stockholders' Equity

Preferred Stock

The Board of Directors has authorized 30,000,000 shares of preferred stock. The Board of Directors has the authority to fix the rights, preferences, privileges and restrictions, including voting rights of these shares of preferred stock without any future vote or action by the stockholders. As of December 31, 2004, there were 1,112,966 shares of preferred stock outstanding and as of December 31, 2003 and 2002, there were no shares of preferred stock outstanding.

Collaboration Agreement

In July 2004, the Company entered into a Collaboration Agreement and a Securities Purchase Agreement with Advanced Cardiovascular Systems, Inc., a wholly owned subsidiary of Guidant Corporation, or Guidant. The Securities Purchase Agreement provides for Guidant to invest up to $7.0 million in non-cumulative convertible Series A Preferred Stock of the Company. The Series A Preferred Stock has voting rights and liquidation preferences of $2.70 per share over the common stockholders. The investments will be made upon the completion of certain milestones through the completion of Phase I clinical trials with the first investment of $3.0 million made upon the signing of the agreements. The first Series A Preferred Stock investment is convertible into the Company’s Common Stock at $2.70 per share or 1,112,966 shares. The remaining preferred stock investments, if made, will be convertible into the Company’s Common Stock based on a ten (10) trading day average price prior to the investment date. The Company is required to provide additional funding of at least $5.0 million over the period of the collaboration and the funds invested by Guidant must be spent on specified cardiovascular programs. The Company also granted Guidant registration rights with respect to the shares of Common Stock into which the Series A Preferred Stock is convertible. The agreements also contain various covenant and termination provisions as defined by the agreements.

Private Placements

    In April 2004, the Company entered into a Securities Purchase Agreement with a group of institutional investors, pursuant to which it sold 4,564,000 shares of Common Stock at $2.25 per share, resulting in proceeds to the Company of approximately $10.3 million. No warrants were issued in connection with this transaction.

    In August 2002, the Company completed a private placement financing which consisted of the sale of 5.0 million unregistered shares of Common Stock for gross proceeds of $2.5 million at $0.50 per share, based on a premium of approximately 20% of the average closing price for the prior 10 trading days. For every two common shares acquired, the equity purchase included a warrant to purchase one share of Common Stock at a price of $0.50 per share that expire on December 31, 2013, as amended see below. In addition, an origination warrant was issued to purchase 300,000 shares of Common Stock at $0.50 per share.

    In connection with the closing of the March 2005 Debt Agreement (see Note 12 for further details), the 2,800,000 warrants issued under the August 2002 Equity Agreement, were extended to December 31, 2013 from the original expiration date of August 28, 2007.

Preferred Stockholder Rights Plan

    On July 13, 2000, the Board of Directors of the Company adopted a Preferred Stockholder Rights Plan, or the Rights Plan. Under the Rights Plan, Miravant has issued a dividend of one right for each share of its Common Stock held after the close of business on July 31, 2000. The Rights Plan is designed to assure stockholders’ fair value in the event of a future unsolicited business combination or similar transaction involving the Company. This Rights Plan was not adopted in response to any attempt to acquire the Company, and Miravant is not aware of any such efforts.

The rights will become exercisable only if a person or group (i) acquires 20% or more of Miravant’s Common Stock, or (ii) announces a tender offer that would result in ownership of 20% or more of the Common Stock. The Rights Plan, as amended, provides that the trigger percentage of 20% will not apply to Pharmacia with regard to certain shares acquired by Pharmacia, St. Cloud Investments, Ltd, or any other person or entity who acquires shares in a financing transaction with the Company which generates net proceeds not less than $5.0 million, and has been approved by the Company’s Board of Directors. Each right would entitle a stockholder to buy a fractional share of the Company’s preferred stock. Each right has an initial exercise price of $180.00. Once the acquiring person or group has acquired 20% or more of the outstanding Common Stock of Miravant, each right shall entitle its holder (other than the acquiring person or group) to acquire shares of the Company or of the third party acquirer having a value of twice the right’s then-current exercise price.

The rights are redeemable at the option of the Board of Directors up until ten days after public announcement that any person or group has acquired 20% or more of Miravant’s Common Stock. The redemption price is $0.001 per right. The rights will expire on July 31, 2010, unless redeemed prior to that date. Distribution of the rights is not taxable to stockholders.

Notes Receivable from Officers

In October 1996, the Board of Directors approved personal loans to the Chief Executive Officer, President and Chief Financial Officer. As of December 31, 2003 the total balance of these loans including accrued interest was $70,000. As of December 31, 2004, the balance of these loans were zero, as these loans were fully repaid during 2004.

In December 1997, the Compensation Committee of the Board of Directors recommended, and subsequently approved, non-recourse equity loans in varying amounts for the Company’s Chief Executive Officer, President and Chief Financial Officer. The notes, which accrue interest at a fixed rate of 5.8%, were provided specifically for the purpose of exercising options to acquire the Company’s Common Stock and for paying the related option exercise price and payroll taxes. The notes are collateralized by the underlying shares acquired upon exercise. During 2004, partial repayments of these loans were made in the amount of $58,000. As of December 31, 2004 and 2003, the total balance of these loans including accrued interest were $115,000 and $165,000, respectively.

Additionally, from 1998 through 2002, the Board of Directors has approved other secured loans made to the Company’s Chief Executive Officer and President; these loans accrue interest at fixed rates between 4.7% and 5.9% and as of December 31, 2004 and 2003, had a total balance of $1.0 million and $961,000, respectively. No future loans to executive officers have been approved after June 2002.

The loans the Company has made to officers and certain loans made to employees over the years are either unsecured, or secured by stock or stock options. The value of the stock and options securing these notes has declined significantly from the date of loan issuance due to declines in the Company’s stock price. Due to the decline in stock and option value and due to certain other factors affecting the collectability of these loans, the Company maintained a reserve for these loans to officers and employees in the amount of $709,000, $801,000 and $872,000 during the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, the reserve was reduced by $92,000 to reflect officer and employee repayments of $290,000 in loans that were previously partially reserved for. During 2003 the reserve was reduced by $150,000 due to the write-off of an employee loan specifically reserved for with a further reduction of $10,000 due to the repayment of certain amounts related to other loans previously reserved for. Research and development expenses included net changes related to these reserves of ($94,000), $5,000 and $272,000 in 2004, 2003 and 2002, respectively. General and administrative expenses included net changes related to these reserves of $2,000, ($15,000) and $650,000 in 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, the aggregate balance of these loans to officers and employees, net of reserves, is $524,000 and $662,000, respectively, of which $59,000 is included in other assets at December 31, 2003, with the remaining balances of $524,000 and $603,000 included in notes receivable from officers at December 31, 2004 and 2003, respectively.

Stock Option Plans

The Company has six stock-based compensation plans which are described below: the 1989 Plan, the 1992 Plan, the 1994 Plan, the 1996 Plan or, as a group, the Prior Plans, the Miravant Medical Technologies 2000 Stock Compensation Plan or the 2000 Plan and the Non-Employee Directors Stock Option Plan or the Directors’ Plan. As disclosed in Note 1, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans.

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

The 2000 Plan provides for awards which include incentive stock options, non-qualified stock options, restricted shares, stock appreciation rights, performance shares, stock payments and dividend equivalent rights. Included in the 2000 Plan is an employee stock purchase program which has not yet been implemented. Officers, key employees, directors and independent contractors or agents of the Company may be eligible to participate in the 2000 Plan, except that incentive stock options may only be granted to employees of the Company. The 2000 Plan supersedes and replaces the Prior Plans and the Directors’ Plan, except to the extent of options outstanding under those plans. The purchase price for awards granted from the 2000 Plan may not be less than the fair market value at the date of grant. The maximum amount of shares that could be awarded under the 2000 Plan over its term is 10,000,000 shares, of which approximately 8,306,086 shares have been granted or issued and 1,383,535 shares have been cancelled netting 6,922,551 shares, which were outstanding under the 2000 Plan as of December 31, 2004. Awards granted under the 2000 Plan expire on the date determined by the Plan Administrators as evidenced by the award agreement, but shall not expire later than ten years from the date the award is granted except for grants of restricted shares which expire at the end of a specified period if the specified service or performance conditions have not been met.

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

	Exercise Price per Share	Weighted Average Exercise Price	Stock Options
Outstanding at January 1, 2002	$1.00 - 55.50	$14.60	4,559,112
Granted	0.51 - 1.35	0.83	3,272,710
Cancelled	0.91 - 40.75	15.73	(3,358,489)
Outstanding at December 31, 2002	0.50 - 55.50	3.69	4,473,333
Granted	1.08 - 1.35	0.83	195,803
Exercised	0.51 - 0.91	0.84	(9,063)
Cancelled	0.51 - 30.75	11.31	(443,226)
Outstanding at December 31, 2003	0.44 - 55.50	3.06	4,216,847
Granted	1.08 - 1.35	0.83	1,201,500
Exercised	0.51 - 0.91	0.84	(162,065)
Cancelled	0.51 - 30.75	11.31	(228,028)
Outstanding at December 31, 2004	$0.44 - 55.50	$2.58	5,028,254
Options outstanding by price range at December 31, 2004	$0.44 - 0.51	$0.51	639,085
	$0.91 - 0.91	$0.91	1,647,765
	$1.00 - 1.24	$1.15	1,213,250
	$1.28 - 9.28	$3.51	1,125,000
	$9.31 - 55.50	$14.39	403,154
Exercisable at:
December 31, 2002	$0.51 - 55.50	$6.24	2,117,521
December 31, 2003	$0.44 - 55.50	$3.47	3,351,150
December 31, 2004	$0.44 - 55.50	$2.58	3,859,004

In January 1998, the Company issued loans to the Chief Executive Officer, President and Chief Financial Officer for the purpose of exercising stock options. In accordance with the accounting guidance for these types of loans, the Company recorded deferred compensation of $2.7 million related to these loans. The Company recorded the final compensation expense of $538,000 related to these loans for the year ended December 31, 2002 and as such, no further future amortization expense has been incurred.

In November 2002, the Board of Directors approved a stock option exchange program for certain key employees. The program allowed these employees to exchange each fully vested stock option with an exercise price of greater than $5.00 for one-half share of restricted Common Stock. The restricted Common Stock has been fully vested as of December 31, 2003. The total number of stock options exchanged and canceled under this program was 2,253,750 shares and the total number of restricted Common Stock issued was 1,126,875 shares. In accordance with the accounting guidance for this type of transaction, the Company recorded deferred compensation of $507,000, which was amortized over the vesting period. For the years ended December 31, 2003 and 2002, the Company recorded amortization expense related to the restricted stock of $253,000 and $254,000 respectively. As of December 31, 2003, the $507,000 of deferred compensation related to these restricted shares was fully amortized, as such no amortization expense was recorded for the year ended December 31, 2004.

SFAS No. 123 Pro Forma Disclosure

If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	2004	2003	2002
Net loss
As reported	$(15,896,000)	$(7,465,000)	$(15,960,000)
Stock-based employee cost included in reported net loss	—	—	538,000
Pro forma stock-based employee compensation cost under SFAS No. 123	(713,000)	(814,000)	(2,701,000)
Pro forma	$(16,609,000)	$(8,279,000)	$(18,123,000)

Loss per share - basic and diluted:
As reported	$(0.48)	$(0.30)	$(0.78)
Pro forma	$(0.50)	$(0.34)	$(0.88)

The fair value of each option grant was estimated using the Black-Scholes option pricing model using the Multiple Option approach whereby a separate fair value is computed for each vesting increment of an option. The following assumptions were used:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Expected stock price volatility	75%	75%	75%
Risk-free interest rate	1.57% - 4.56%	2.95% - 4.10%	3.10% - 5.00%
Expected life of options	2 - 4 years	2 - 4 years	2 - 4 years

Under these assumptions, the weighted average fair value of the stock option grants during the years ended December 31, 2004, 2003 and 2002 were $1.65, $2.69 and $0.48, respectively. These assumptions are highly subjective, in particular the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

The weighted average remaining contractual life of options outstanding at December 31, 2004, 2003 and 2002 was 6.6 years, 6.7 years and 7.3 years, respectively.

Warrants

From time to time warrants are issued to consultants of the Company or will be issued in connection with an equity investment in the Company or in connection with other private placements. The following is a description of the significant warrants that have been issued over time:

Consultant Warrants

The Company has issued warrants to various consultants in connection with consulting agreements and a co-development agreement over the years. As of December 31, 2004, warrants granted from 1998 through 2003 to purchase a total of 360,750 shares of Common Stock remained outstanding. These warrants were priced at the fair market value on the date of grant and the exercise prices ranging from $0.75 to $1.00 per share with expiration dates ranging from January 2006 through February 2012. During 2004, the Company issued warrants to purchase 10,000 shares of Common Stock to a consultant with an exercise price of $1.24 and expiration date of January 2008.

The consulting agreements can be terminated by the Company at any time and only those warrants vested as of the date of termination are exercisable. During 2004, warrants to purchase 68,000 shares of Common Stock were exercised with proceeds to the Company of $66,000. None of the above warrants were exercised in 2003 and 2002. As of December 31, 2004, total warrants to purchase 370,750 shares of Common Stock related to consulting agreements were outstanding with an average exercise price of $0.95 and expiration dates ranging from January 2006 to February 2012.

In connection with the consulting warrants, the Company is required to record deferred compensation expense based on a Black-Scholes valuation model and amortized over the vesting period of the warrant. As of December 31, 2004 and 2003, the Company had deferred compensation balances of zero and $16,000, respectively. The Company recorded an increase to deferred compensation associated with the change in the value of these warrants of $73,000 and $53,000 for the years ended December 31, 2004 and 2003, respectively. The fluctuations in deferred compensation are a result of variable accounting combined with a fluctuating stock price from period to period. The Company recorded compensation expense of $89,000, $49,000 and $24,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Pharmacia Warrants

    In connection with the August 2003 Debt Agreement, the Company entered into a Termination and Release Agreement with Pharmacia. Under this agreement, the 360,000 warrants to purchase Common Stock previously issued in 1999 and 2000 to Pharmacia, were amended. The exercise price of Pharmacia’s outstanding warrants to purchase 360,000 shares of the Company’s Common Stock was reduced to $1.00 from an average exercise price of $15.77, and the expiration date of those warrants was extended to December 31, 2005 from expiration dates ranging from May 2004 to May 2005.

2002 Private Placement

    In August 2002, in connection with a private equity placement as previously discussed, the Company issued warrants to purchase 2,800,000 shares of Common Stock with an exercise price of $0.50 per share expiring on December 31, 2013, as amended (see Note 12 for further details).

2002 Convertible Debt Warrants

    In connection with each borrowing under the December 2002 Debt Agreement, the Company issued to the Lenders a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for every $1.00 borrowed. In addition, upon execution of the December 2002 Debt Agreement the Company issued the Lenders a warrant to purchase 250,000 shares of the Company’s Common Stock, with an exercise price of $0.50 per share. Each warrant will terminate, as amended, on December 31, 2013, unless previously exercised. As of December 31, 2004, the Company has borrowed $6.3 million pursuant to the December 2002 Debt Agreement, and issued the Lenders warrants exercisable for 1,575,000 shares of its Common Stock at $1.00 per share. The Company determined the value of the warrants to be $1.2 million, using the Black-Scholes valuation model, and is amortizing these deferred financing costs over the term of the underlying promissory notes, or December 31, 2008.

    In connection with the execution of the August 2003 Debt Agreement, certain of the 2002 Lenders, to whom the Company issued notes under the December 2002 Debt Agreement, agreed to subordinate their debt security position to that of the 2003 Lenders. In exchange for the subordinated security position, the 2002 Lenders received additional warrants to purchase an aggregate of 1,575,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share, and these additional warrants will terminate, as amended, on December 31, 2013, unless previously exercised. The Company determined the value of these additional warrants to be $970,000, using the Black-Scholes valuation model, and is amortizing these deferred financing costs over the term of the underlying promissory notes, or December 31, 2008.

2003 Convertible Debt Warrants

    In connection with the August 2003 Debt Agreement, the Company issued to the 2003 Lenders warrants to purchase an aggregate of 4,500,000 shares of the Company’s Common Stock. Each holder received two warrants. The first warrant is for the purchase of one-half (1/2) of a share of the Company’s Common Stock for every $1.00 of principal under the August 2003 Debt Agreement. The second warrant is for the purchase of one-quarter (1/4) of a share of the Company’s Common Stock for every $1.00 of principal under the August 2003 Debt Agreement. The exercise price of each warrant is $1.00 per share and the warrants will terminate on August 28, 2008, unless amended see below or unless previously exercised. The Company can force the exercise of the one-quarter (1/4) share warrant under certain circumstances. The Company determined the value of the warrants to be $2.8 million, using the Black-Scholes valuation model, and is amortizing these deferred financing costs over the term of the underlying promissory notes, or August 28, 2006. In addition, during the first quarter of 2004, certain of the 2003 Lenders converted their Notes into shares of the Company’s Common Stock, as such deferred financing costs related to the warrants was adjusted accordingly from $2.8 million to $1.6 million and the Company is amortizing the adjusted deferred financing costs over the term of the underlying promissory notes, or August 28, 2006. As of March 14, 2005, of the 4.5 million warrants issued, 1,425,000 warrants have been exercised, resulting in proceeds to the Company of $1.4 million.

    In connection with the closing of the March 2005 Debt Agreement (see Note 12 for further details), the 1,875,000 warrants issued to a certain 2003 Lender under the August 2003 Debt Agreement, were extended to December 31, 2013 from the original expiration date of August 28, 2008.

Summary of Warrants:

As of December 31, 2004, the Company has warrants outstanding to purchase a total of 10,005,750 shares of its Common Stock at an average exercise price of $0.85, with expiration dates ranging from December 2005 through December 2013. The following table provides further detail on the warrants outstanding by price range:

	Exercise Price per Share	Weighted Average Exercise Price	Warrant Shares
Warrants outstanding by price range at December 31, 2004	$0.01 - 0.50	$0.50	3,050,000
	$0.51 - 0.91	$0.83	120,750
	$0.92 - 1.00	$1.00	6,825,000
	$1.01 - 1.24	$1.24	10,000
Total warrants outstanding at December 31, 2004	$0.01 - 1.24	$0.85	10,005,750

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

In December 1996, the Board of Directors approved the Miravant Medical Technologies 401(k) - Employee Stock Ownership Plan, or the ESOP, which provides substantially all employees with the opportunity for long-term benefits. The ESOP was implemented by management on July 1, 1998 and operates on a calendar year basis. In conjunction with the ESOP, the Company registered with the Securities and Exchange Commission 300,000 shares of the Company’s Common Stock for purchase by the ESOP. The ESOP provides for eligible employees to allocate pre-tax deductions from payroll which are used to purchase the Company’s Common Stock at fair market value on a bi-weekly basis. The ESOP also provides for a discretionary contribution made by the Company based on the amounts contributed by the participants. The amount to be contributed by the Company is determined by the Board of Directors prior to the start of each plan year. Company contributions, which the Board of Directors determined to be 100% for the 2004, 2003 and 2002 plan years, are made on a quarterly basis and vest over a five year period. Total Company matching contributions for 2004, 2003 and 2002 were not significant.

5.    Income Taxes

Deferred income taxes reflect the net tax effects of net operating loss carryforwards, credits and temporary differences between the financial statements and tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2004		2003
	Current	Non-current	Current	Non-current
Deferred tax assets:
Other accruals and reserves	$140,000	$—	$91,000	$—
Capitalized research and development	—	—	—	73,000
Xillix capital loss	—	1,237,000	—	—
Net operating losses and tax credits	—	83,237,000	—	77,036,000
Total deferred tax assets	140,000	84,474,000	91,000	77,109,000
Deferred tax liabilities:
Amortization and depreciation expense	—	364,000	—	104,000
Federal benefit for state income taxes	10,000	4,343,000	6,000	3,863,000
Total deferred tax liabilities	10,000	4,706,000	6,000	3,967,000
Net deferred tax assets	130,000	79,768,000	85,000	73,142,000
Less valuation reserve	(130,000)	(79,768,000)	(85,000)	(73,142,000)
	$—	$—	$—	$—

    The Company has net operating loss carryforwards for federal tax purposes of $192.0 million, which expire in the years 2006 to 2024. Research credit carryforwards aggregating $9.6 million are available for federal and state tax purposes and expire in the years 2004 to 2024. The Company also has a state net operating loss carryforward of $93.0 million which expires in the years 2005 to 2014. Of the $93.0 million in state net operating loss carryforwards, $33.0 million will expire during 2005 and $19.0 million of the state net operating losses expired during 2006 tax year. Under Section 382 of the Internal Revenue Code, the utilization of the Company’s tax net operating losses may be limited based on changes in the percentage of ownership in the Company.

6.    Commitments and Contingencies

The Company has entered into agreements with various parties to perform research and development and conduct clinical trials on behalf of the Company. For the research and development agreements, the Company has the right to use and license, patent and commercialize any products resulting from these agreements. The Company does not have any financial commitments with respect to these agreements and records these expenses as the services and costs are incurred. The Company has also entered into licensing and OEM agreements to develop, manufacture and market drugs and devices for photodynamic therapy and other related uses. The agreements provide for the Company to receive or pay license fees and/or royalties at various rates. The Company had no royalty income for the years ended December 31, 2004, 2003 and 2002. Additionally, for the year ended December 31, 2004, the Company incurred a license fee of $200,000 (see below) under these agreements. For the years ended December 31, 2003 and 2002, no license fees or royalties were incurred.

In 2004, the Company entered into a development and license agreement with Gilead Sciences Inc., or Gilead, to develop the formulation of one of the Company’s drugs. In connection with this development agreement, as of December 31, 2004, the Company incurred $200,000 in license fees and recorded development costs of $106,000. All costs were recorded as research and development expenses for the year ended December 31, 2004.

In 1994, the Company entered into a development and commercial supply agreement with Pharmacia to receive formulation and packaging services for one of the Company’s drugs at specified prices. In 1998, the rights and obligations under this agreement were transferred to Hospira, Inc. (formerly Fresenius AG) with operating terms remaining the same. For the years ended December 31, 2004, 2003 and 2002 the Company paid $97,000, $74,000 and $5,000, respectively, and recorded as expense of $86,000, $129,000 and $5,000, respectively, primarily for the cost of drug formulation and development.

Under the prior License Agreements, Pharmacia has provided the Company with funding and development for the right to sell and market the funded products once approved. For the year ended December 31, 2004 and 2003, the Company recorded no license revenues, and recorded the final license revenues from Pharmacia of $20,000 for the year ended December 31, 2002 related to the reimbursement of certain preclinical studies and clinical trial costs. In March 2002, all License Agreements with Pharmacia were terminated.

The Company is involved in certain claims and inquiries that are routine to its business. Legal proceedings tend to be unpredictable and costly. Based on currently available information, management believes that the resolution of pending claims, regulatory inquiries, and legal proceedings will not have a material adverse effect on the Company’s operating results, financial position or liquidity position.

7.    Leases

    The Company’s main facility lease terminated in August 2003 and the Company is currently on a month-to-month lease for this main facility of approximately 27,000 square feet of office, laboratory and manufacturing space in Santa Barbara, California. This facility currently houses the majority of the Company’s operations and employees. The Company entered into this lease in August 1996. During the third quarter of 2003, the Company reduced its occupancy in this building from approximately 40,000 square feet to 27,000 square feet. This lease provides for rent to be adjusted annually based on increases in the consumer price index and the base rent is currently approximately $33,000 per month. The leased property is located in a business park. The Company has the ability to manufacture its active drug ingredient, its light producing and light delivery devices for research and perform research and development of drugs, light delivery and light producing devices from this facility. At this time the Company will continue to lease month-to-month until the Company’s financial position supports a longer-term commitment. In addition, the Company is aware that the lessors can give the Company a 30-day notice at any time requiring the Company to vacate.

    In February 2005, the Company entered into a one-year lease agreement for 650 square feet of office space in Indianapolis, Indiana. The monthly rent is approximately $900 and has a renewal option.

    During 2002, the Company had leases for four buildings for a total average monthly rental expense of approximately $124,000. One of the leases was assumed by an unrelated party in its entirety in March 2002. Another lease was sublet in December 1999 to two separate parties and expired in August 2003. Sublease rental income from these parties was $37,000 per month, which represented most of the Company’s rental cost. A third lease, which formerly contained the Company’s bulk API manufacturing operations, has been assumed by an unrelated party from January 1, 2003 through December 31, 2005 and they pay the full cost of the building, of approximately $26,000, directly to the landlord. The Company will be responsible for the remainder of the term of the lease from January 1, 2006 through March 2006. The final lease, which currently contains the entire operations of the Company, expired in August 2003 and continues on a month-to-month basis as described above. All sublease rental income is netted against the Company’s rent expense.

    In May 2001, in connection with the Asset Purchase Agreement, Pharmacia agreed to assume the lease obligations and related building property taxes through December 31, 2003 for the Company’s bulk API manufacturing facility. The total amount of the rental and property tax payments made by Pharmacia were accounted for as a capital contribution and rent expense, or as a component of cost of goods sold, over the lease obligation term. In 2002, Pharmacia paid $40,000 related to the rent for the bulk API manufacturing facility, of which the Company recorded $10,000 as rent expense and $30,000 as cost of good sold. In March 2002, the 2001 Credit Agreement was amended and the Company had agreed to reassume the lease obligations and related property taxes through the remainder of the lease term, or March 2006. As of January 2003, this facility was subleased through December 2005 as discussed further above.

    Future minimum operating lease payments, net of sublease rental income, and equipment lease payments are as follows:

		Minimum
	Lease Amounts	Sublease Amounts	Net
2005	$391,000	$333,000	$58,000
2006	126,000	—	126,000
2007	3,000	—	3,000
2008	3,000	—	3,000
2009 and thereafter	—	—	—
Total minimum lease payments	$523,000	$333,000	$190,000

Rent expense was $587,000, $613,000 and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, net of sublease income of $333,000, $322,000 and $408,000, respectively.

8.    Related Party Transactions

In April 1998, the Company entered into a $2.0 million revolving credit agreement with its affiliate, Ramus. Between 1998 and 1999, Ramus borrowed the entire $2.0 million available under the credit agreement. As of December 31, 2004, the balance of the loan, including principal and accrued interest, was $2.7 million. The loan was used to fund Ramus’ clinical trials and operating costs. Beginning in 2002, it was determined that it was probable that the Company would be unable to collect the amounts due from Ramus under the contractual terms of the loan agreement. Therefore, the Company has established a reserve for the entire outstanding balance of the loan receivable and no interest income is being accrued under the loan. The Company has held discussions with Ramus to reorganize their outstanding debt and equity.

In July 1996, a partner in a law firm used by the Company for outside legal counsel was elected by the Board of Directors to serve as Secretary of the Company. In connection with general legal services provided by the law firm, the Company was billed $96,000, $150,000 and $47,000 for the years ended December 31, 2004, 2003 and 2002, respectively. From 1996 through December 31, 2004, this individual’s law firm has received stock options to purchase a total of 176,250 shares of Common Stock with an average exercise price of $11.65 for his services as acting in-house legal counsel and Secretary of Miravant. In January 2004, of 176,250 stock options issued, 107,500 were cancelled and exchanged for 53,750 shares of restricted Miravant Common Stock as noted below.

In August 2003, we received a short-term bridge loan of $250,000 from one of our non-employee board members, who is currently no longer a board member. In connection with the loan, we issued warrants to purchase 25,000 shares of our Common Stock. This loan was immediately paid off in September 2003 with the proceeds from the August 2003 Debt Agreement.

In January 2004, the Compensation Committee of the Board of Directors approved a Stock Option Exchange Program for the non-employee directors and the secretary for Miravant. This program allowed these individuals to exchange stock options that had an exercise price of greater than $5.00 for restricted Common Stock at a two for one ratio. The restricted Common Stock was fully vested on the date of exchange. One non-employee board member exchanged 70,000 stock options for 35,000 shares of restricted Common Stock, and the Company’s secretary, and his law firm, exchanged 107,500 stock options for 53,750 shares of restricted Common Stock. Due to the exchange the Company recorded $217,000 as general and administrative expense in its 2004 statement of operations, which represented the fair value of the restricted stock on the date of grant.

9.    Fair Value of Financial Instruments

The following is information concerning the fair value of each class of financial instrument as of December 31, 2004 and 2003:

Cash and cash equivalents and marketable securities:

The carrying amounts of cash and cash equivalents and marketable securities approximate their fair values. Fair values of cash equivalents and marketable securities are based on quoted market prices.

Debt:

At December 31, 2004, the fair value of the Company’s obligations are approximately $10.3 million estimated based on the Company’s current incremental borrowing rate for similar types of financing arrangements. At December 31, 2003, the fair value of the Company’s obligations were approximately $12.9 million estimated based on the Company’s then current incremental borrowing rate or similar types of financing arrangements.

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

11.	Quarterly Results of Operations (Unaudited)
	Three Months Ended
2003:	March 31,	June 30,		September 30,		December 31,
Costs and expenses	$(3,248,000)	$(3,437,000)		$(3,623,000)		$(1,928,000)
Net interest and other income (expense)	(104,000)	(286,000)	(1)	4,800,000	(2)	361,000
Net income (loss)	$(3,352,000)	$(3,723,000)		$1,177,000		$(1,567,000)

Net income (loss) per share - basic	$(0.14)	$(0.15)	(1)	$0.05	(2)	$(0.06)
Net income (loss) per share - diluted	$(0.14)	$(0.15)	(1)	$0.01	(2)	$(0.06)

2004:
Costs and expenses	$(3,985,000)	$(3,234,000)		$(3,006,000)		$(2,829,000)
Net interest and other income (expense)	(1,509,000)	(467,000)		(438,000)		(428,000)
Net income (loss)	$(5,494,000)	$(3,701,000)		$(3,444,000)		$(3,257,000)

Net income (loss) per share - basic	$(0.20)	$(0.11)		$(0.10)		$(0.09)

(1)
During the three months period ended September 30, 2003, the Company recognized a net gain on the retirement of debt of $9.1 million with Pharmacia and non-cash interest charges of $4.0 million related to the beneficial conversion valuation as discussed further in Note 3 which is included in net interest and other income (expense) in the accompanying table.

(2)
During the three months period ended December 31, 2003, the Company recognized a net gain on the sale of its investment in Xillix of $1.2 million as discussed further in Note 10 which is included in net interest and other income (expense) in the accompanying table.

12.    Subsequent Events

    In March 2005, the Company entered into a Note and Warrant Purchase Agreement, or the March 2005 Debt Agreement, with the March 2005 Lender. The March 2005 Debt Agreement allows the Company to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount under the March 2005 Debt Agreement is $15.0 million with the last available borrowing in June 2006. The March 2005 Lender obligation to fund each borrowing request is subject to material conditions described in the March 2005 Debt Agreement. In addition, the March 2005 Lender may terminate its obligations under the March 2005 Debt Agreement at any time if Miravant, in the reasonable judgment of the March 2005 Lender, is not meeting its business objectives and is subject to negative covenants and other restrictions. Each Note and accrued interest, if any, will be convertible into shares of the Company’s Common Stock at a conversion price of one hundred ten percent (110%) of the average monthly closing price of the month preceding the issuance of each Note. The notes earn interest quarterly at the prime rate plus three percent (3%) and at the Company’s option and subject to certain restrictions, the Company may make interest payments in cash or in shares of Common Stock at its option. The borrowings are secured by the Company’s assets to the extent of the amount borrowed. In connection with each borrowing under the March 2005 Debt Agreement, the Company will issue a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for each convertible share of Common Stock issued. The exercise price of each warrant will be equal to one hundred ten percent (110%) of the average monthly closing price of the month preceding the issuance of each Note. Each warrant will terminate on December 31, 2013, unless previously exercised. The Company has also agreed to provide the March 2005 Lender certain registration rights in connection with this transaction. Additionally, the Company agreed to extend all prior warrants issued to the March 2005 Lender to December 31, 2013. A total of 8,075,000 warrants were extended, with original expiration dates ranging from August 2007 through December 2008.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

      This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements
(i) The following financial statement documents are included as part of Item 8 to this Form 10-K:

Index to Consolidated Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of December 31, 2004 and 2003	67
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	68
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002	69
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	70
Notes to Consolidated Financial Statements	71

(ii) Schedules required by Article 12 of Regulation S-X:

All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(b) Index to Exhibits:
See Index to Exhibits on pages 97 to 100.

Incorporating
Exhibit Number	Description	Reference (if applicable)
3.1	Amended and Restated Articles of Incorporation Dated April 21, 2004.	[Y][3.1]
3.2	Certificate of Designation relating to Series A Preferred Stock dated July 1, 2004.	[Z][3.2]
4.1	Specimen Certificate of Common Stock.	[B][4.1]
4.2	Form of Convertible Promissory Note.	[A][4.3]
4.3	Form of Indenture.	[A][4.4]
4.4	Special Registration Rights Undertaking.	[A][4.5]
4.5	Undertaking Agreement dated August 31, 1994.	[A][4.6]
4.6	Letter Agreement dated March 10, 1994.	[A][4.7]
4.7	Form of $10,000,000 Common Stock and Warrants Offering Investment Agreement.	[A][4.8]
4.8	Form of $35 Amended and Restated Common Stock Purchase Warrant.	[C][4.1]
4.9	Form of Additional $35 Common Stock Purchase Warrant.	[C][4.2]
4.10	Warrant to Purchase 10,000 Shares of Common Stock between the Registrant and Charles S. Love.*	[D][4.12]
4.11	Form of $20 Private Placement Warrant Agreement Amendment No. 1.	[F][4.13]
4.12	Preferred Stock Rights Agreement dated July 13, 2000.	[E][4.1]
4.13	Form of Common Stock Purchase Warrant between the Registrant and Purchasers dated August 28, 2002.	[S][10.3]
4.14	Form of Note Warrant between the Registrant and the Purchaser dated December 19, 2002.	[T][10.4]
4.15	Form of Convertible Promissory Note between the Registrant and the Purchaser dated August 28, 2003.	[U][4.1]
4.16	Form of 50% Warrant between the Registrant and the Purchaser dated August 28, 2003.	[U][4.2]
4.17	Form of 25% Warrant between the Registrant and the Purchaser dated August 28, 2003.	[U][4.3]
4.18	Registration Rights Agreement dated August 28, 2003 between the Registrant and the Purchaser.	[U][4.4]
4.19	Amendment to Registration Rights Agreement dated February 18, 1999 between the Registrant and Pharmacia.	[U][4.5]
4.20	Amendment to Warrant Agreements dated February 18, 1999 between the Registrant and Pharmacia.	[U][4.6]
4.21	Securities Purchase Agreement dated August 28, 2002 between the Registrant and the Purchasers.	[S][10.1]
4.22	Registration Rights Agreement dated August 28, 2002 between the Registrant and the Purchasers.	[S][10.2]
4.23	Common Stock Warrant Purchase Certificate dated August 28, 2002 between the Registrant and the Purchasers.	[S][10.3]
4.24	Registration Rights Agreement dated December 19, 2002 between the Registrant and the Purchasers.	[T][10.2]
4.25	Form of Convertible Promissory Note between the Registrant and the Purchaser.	[T][10.3]
4.26	Form of Note Warrant between the Registrant and the Purchaser.	[T][10.4]
4.27	Loan Origination Warrant dated December 20, 2002 between the Registrant and the Purchaser.	[T][10.5]
4.28	Registration Rights Agreement dated February 5, 2004 between the Registrant and the Purchasers.	[V][4.1]
4.29	Form of Convertible Promissory Note between the Registrant and the Purchaser dated February 5, 2004.	[V][4.2]
4.30	Registration Rights Agreement dated April 23, 2004 between the Registrant and the Purchasers.	[W][4.1]
4.31	Securities Purchase Agreement dated July 1, 2004 between Advanced Cardiovascular Systems, Inc., a wholly owned subsidiary of Guidant Corporation, and the Registrant. *	[AA][4.1]
4.32	Registration Rights Agreement dated July 1, 2004 between Advanced Cardiovascular Systems, Inc., a wholly owned subsidiary of Guidant Corporation, and the Registrant.	[Y][4.2]
4.33	Registration Rights Agreement dated March 7, 2005 between the Registrant and the Purchaser.	[BB] [4.1]
4.34	Security Agreement dated March 7, 2005 between the Registrant and the Purchaser.	[BB] [4.2]
4.35	Form of Convertible Promissory Note between the Registrant and the Purchaser.	[BB] [4.3]

4.36	Form of Note Warrant between the Registrant and the Purchaser.	[BB] [4.4]
10.1	PDT, Inc. Stock Option Plan dated September 19, 1989.**	[A][10.9]
10.2	PDT, Inc. Stock Option Plan dated September 3, 1992.**	[A][10.10]
10.3	PDT, Inc. 1994 Stock Option Plan dated December 2, 1994.**	[A][10.11]
10.4	PDT, Inc. Non-Employee Directors’ Stock Option Plan.**	[A][10.12]
10.5	License Agreement dated July 1, 1989 between the Registrant and The University of Toledo, The Medical College of Ohio and St. Vincent Medical Center as amended.*	[G][10.17]
10.6	Form of Directors’ and Officers’ Indemnification Agreement.	[A][10.22]
10.7	Amendment to PDT, Inc. Stock Option Plan dated September 19, 1989.**	[H][10.1]
10.8	Amendment to PDT, Inc. 1994 Stock Option Plan dated December 2, 1994.**	[H][10.2]
10.9	Development and Distribution Agreement between Registrant and Iridex Corporation.*	[I][10.1]
10.10	Commercial Lease Agreement between Registrant and Santa Barbara Business Park, a California Limited Partnership.(1)	[I][10.2]
10.11	PDT, Inc. 1996 Stock Compensation Plan.**	[J]
10.12	Form of Amendment No. 3 to 1989 Stock Option Agreement.**	[K][10.4]
10.13	Investment Agreement dated December 27, 1996 between PDT Cardiovascular, Inc. and Ramus Medical Technologies.*	[L][10.16]
10.14	Co-Development Agreement dated December 27, 1996 between PDT Cardiovascular, Inc. and Ramus Medical Technologies.	[L][10.17]
10.15	Series A Preferred Stock Registration Rights Agreement dated December 27, 1996 between PDT Cardiovascular, Inc. and Ramus Medical Technologies.*	[L][10.18]
10.16	Amended and Restated 1996 Stock Compensation Plan.**	[M]
10.17	PDT, Inc. 401(k)-Employee Stock Ownership Plan.**	[N][10.2]
10.18	Credit Agreement dated April 1, 1998 between the Registrant and Ramus Medical Technologies.*	[O][10.5]
10.19	Convertible Promissory Note dated April 1, 1998 between the Registrant and Ramus Medical Technologies.*	[O][10.6]
10.20	Strategic Alliance Agreement dated June 2, 1998 between the Registrant and Xillix Technologies Corp.*	[O][10.7]
10.21	Subscription Agreement relating to the Registrant’s Common Stock dated June 2, 1998 between the Registrant and Xillix Technologies Corp.	[O][10.8]
10.22	Subscription Agreement relating to Xillix’s Common Stock dated June 2, 1998 between the Registrant and Xillix Technologies Corp.	[O][10.9]
10.23	Commercial Lease Agreement dated May 27, 1998 between the Registrant and Raytheon Company.	[A][10.4]
10.24	Miravant Medical Technologies 2000 Stock Compensation Plan.**	[P][4.1]
10.25	Amendment No. 9 dated as of January 1, 2001 to Employment Agreement between the Registrant and Gary S. Kledzik.**	[Q][10.1]
10.26	Amendment No. 14 dated as of January 1, 2001 to Employment Agreement between the Registrant and David E. Mai.**	[Q][10.2]
10.27	Amendment No. 6 dated as of January 1, 2001 to Employment Agreement between the Registrant and John M. Philpott.**	[Q][10.3]
10.28	Contract Modification and Termination Agreement dated March 5, 2002 between the Registrant and Pharmacia Corporation.	[R][10.1]
10.29	Convertible Debt and Warrant Purchase Agreement dated December 19, 2002 between the Registrant and the Purchasers.	[T][10.1]
10.30	Convertible Debt and Warrant Purchase Agreement dated August 28, 2003 between the Registrant and the Purchaser	[U][10.1]
10.31	Subordination Agreement dated August 28, 2003 between the Registrant and the Purchaser.	[U][10.2]
10.32	Termination and Release Agreement dated August 13, 2003 between the Registrant and Pharmacia, AB	[U[10.3]
10.33	Side Letter Agreement dated August 28, 2003 between the Registrant and the Purchaser.	[U][10.4]
10.34	Unsecured Convertible Debt Purchase Agreement dated February 5, 2004 between the Registrant and the Purchaser.	[V][10.1]

10.35	Securities Purchase Agreement dated April 23, 2004 between the Registrant and the Purchasers.	[W][10.1]
10.36	Collaboration Agreement dated July 1, 2004 between Advanced Cardiovascular Systems, Inc., a wholly owned subsidiary of Guidant Corporation, and the Registrant. *	[AA][10.1]
10.37	Note and Warrant Purchase Agreement dated March 7, 2005 between the Registrant and the Purchaser.	[BB] [10.1]
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Wilson Sonsini Goodrich & Rosati, P.C. (included in Exhibit 5.1)
24.1	Power of Attorney
___________________________________________

[A]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Registration Statement on Form S-1 (File No. 33-87138).
[B]	Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-87138).
[C]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 8-K dated June 30, 1998 (File No. 0-25544).
[D]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 10-Q for the quarter ended March 31, 1998 (File No. 0-25544).
[E]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 8-A dated July 18, 2000 (File No. 0-25544).
[F]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-25544).
[G]	Incorporated by reference from the exhibit referred to in brackets contained in Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 33-87138).
[H]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 10-Q for the quarter ended September 30, 1995 (File No. 0-25544).
[I]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 10-Q for the quarter ended June 30, 1996 (File No. 0-25544).
[J]	Incorporated by reference from the Registrant’s 1996 Definitive Proxy Statement filed June 18, 1996
[K]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 10-Q for the quarter ended September 30, 1996 (File No. 0-25544).
[L]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-25544).
[M]	Incorporated by reference from the Registrant’s 1996 Definitive Proxy Statement filed April 24, 1997.
[N]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 10-Q for the quarter ended June 30, 1997 (File No. 0-25544).
[O]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 10-Q for the quarter ended June 30, 1998 (File No. 0-25544).
[P]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form S-8 dated August 29, 2000 (File No. 0-25544).
[Q]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-25544).
[R]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 8-K dated March 11, 2002 (File No. 0-25544).
[S]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 8-K dated September 3, 2002 (File No. 0-25544).
[T]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 8-K dated December 19, 2002 (File No. 0-25544).
[U]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 8-K dated August 28, 2003 (File No. 0-25544).
[V]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 8-K dated February 12, 2004 (File No. 0-25544).
[W]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 8-K dated April 28, 2004 (File No. 0-25544).
[X]
Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form S-2 filed on April 29, 2004 (File No. 333-114-698).

[Y]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (File No. 0-25544).
[Z]	As filed with the Commission on November 15, 2004.
[AA]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 10-Q/A for the quarter ended June 30, 2004 (File No. 0-25544).
[BB]	Incorporated by reference from the exhibit referred to in brackets contained in the Registrant’s Form 8-K dated March 7, 2005 (File No. 0-25544).
**	Management contract or compensatory plan or arrangement.
*	Confidential portions of this exhibit have been deleted and filed separately with the Commission pursuant to a request for confidential treatment.
(1)	The material has been filed separately on paper pursuant to a request granted by the Commission for a continuing hardship exemption from filing electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Miravant Medical Technologies

Date:	March 28, 2005	By: /s/ Gary S. Kledzik
Gary S. Kledzik
Chief Executive Officer and
Chairman of the Board

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

Signature	Title	Date
/S/ Gary S. Kledzik Gary S. Kledzik, Ph.D.	Chairman of the Board, Director, and Chief Executive Officer, (Principal Executive Officer)	March 28, 2005
/S/ David E. Mai David E. Mai	Director and President	March 28, 2005
/S/ John M. Philpott John M. Philpott	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2005
/S/ Charles T. Foscue Charles T. Foscue	Director	March 28, 2005
/S/ Barry Johnson Barry Johnson	Director	March 28, 2005
/S/ Michael Khoury Michael Khoury	Director	March 28, 2005
/S/ Robert J. Sutcliffe Robert J. Sutcliffe	Director	March 28, 2005