Form 10-Q
period 2005-03-31
MIRAVANT MEDICAL TECHNOLOGIES
filed 2005-05-13
CIK 933745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Not applicable
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2005
Common Stock, $.01 par value	37,295,900

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

		Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed consolidated balance sheets as of March 31, 2005
	(unaudited) and December 31, 2004	3
	Condensed consolidated statements of operations for the three
	months ended March 31, 2005 and 2004 (unaudited)	4
	Condensed consolidated statement of stockholders' equity (deficit)
	for the three months ended March 31, 2005 (unaudited)	5
	Condensed consolidated statements of cash flows for the three
	months ended March 31, 2005 and 2004 (unaudited)	6
	Notes to condensed consolidated financial statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

	Signatures	46

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MIRAVANT MEDICAL TECHNOLOGIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets	March 31, 2005	December 31, 2004
Current assets:	(Unaudited)
Cash and cash equivalents	$2,180,000	$3,112,000
Marketable securities	995,000	2,987,000
Prepaid expenses and other current assets	178,000	314,000
Total current assets	3,353,000	6,413,000

Property, plant and equipment:
Vehicles	28,000	28,000
Furniture and fixtures	1,356,000	1,393,000
Equipment	4,272,000	4,525,000
Leasehold improvements	2,721,000	2,720,000
	8,377,000	8,666,000
Accumulated depreciation	(8,259,000)	(8,541,000)
	118,000	125,000

Patents, net	930,000	898,000
Other assets	73,000	73,000
Total assets	$4,474,000	$7,509,000

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,244,000	$1,352,000
Accrued payroll and expenses	631,000	506,000
Total current liabilities	1,875,000	1,858,000

Long-term liabilities:
Convertible debt:
Face value of convertible debt	10,421,000	10,317,000
Deferred financing costs and beneficial conversion value	(2,526,000)	(2,684,000)
Total long-term liabilities	7,895,000	7,633,000

Stockholders' equity (deficit):
Preferred stock, 30,000,000 shares authorized; 1,112,966 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively; liquidation preference of $2.70 per share over common shareholders	2,924,000	2,924,000
Common stock, 75,000,000 shares authorized; 37,049,923 and 36,718,605 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	208,792,000	208,508,000
Notes receivable from officers	(412,000)	(524,000)
Accumulated deficit	(216,600,000)	(212,890,000)
Total stockholders' equity (deficit)	(5,296,000)	(1,982,000)
Total liabilities and stockholders' equity (deficit)	$4,474,000	$7,509,000
See accompanying notes.

MIRAVANT MEDICAL TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2005	2004

Revenues	$—	$—

Costs and expenses:
Research and development	1,852,000	2,261,000
General and administrative	1,450,000	1,724,000
Total costs and expenses	3,302,000	3,985,000

Loss from operations	(3,302,000)	(3,985,000)

Interest and other income (expense):
Interest and other income	41,000	20,000
Interest expense	(477,000)	(1,538,000)
Gain on sale of assets	28,000	9,000
Total net interest and other expense	(408,000)	(1,509,000)

Net loss	$(3,710,000)	$(5,494,000)
Net loss per share - basic and diluted	$(0.10)	$(0.20)
Shares used in computing net loss per share	36,938,937	27,251,824

See accompanying notes.

MIRAVANT MEDICAL TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICT)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Notes Receivable from Officers	Accumulated Deficit	Total
Balance at January 1, 2005	1,112,966	$2,924,000	36,718,605	$208,508,000	$(524,000)	$(212,890,000)	$(1,982,000)
Comprehensive loss:
Net loss	—	—	—	—	—	(3,710,000)	(3,710,000)
Total comprehensive loss							(3,710,,000)
Issuance of shares for stock awards and stock option exercises	—	—	206,746	160,000	—	—	160,000
Repayments on officer notes, net of reserve for officer notes	—	—	—	—	126,000	—	126,000
Issuance interest payments on debt, net of deferred financing costs	—	—	124,572	124,000	—	—	124,000
Non-cash interest on officer notes	—	—	—	—	(14,000)	—	(14,000)
Balance at March 31, 2005	1,112,966	$2,924,000	37,049,923	$208,792,000	$(412,000)	$(216,600,000)	$(5,296,000)

See accompanying notes.

MIRAVANT MEDICAL TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31,
Operating activities:	2005	2004
Net loss	$(3,710,000)	$(5,494,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	50,000	76,000
Amortization of deferred compensation	—	89,000
Gain on sale of equipment	(28,000)	(9,000)
Stock awards and restricted stock grants	159,000	233,000
Non-cash interest and amortization of deferred financing costs on long-term debt	477,000	1,520,000
Provision (reduction) for employee and officer loans, net of non-cash interest on related loans	112,000	(100,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	136,000	(511,000)
Accounts payable and accrued payroll	17,000	600,000
Net cash used in operating activities	(2,787,000)	(3,596,000)

Investing activities:
Purchases of patents	(57,000)	(120,000)
Proceeds from the sale of marketable securities	1,992,000	—
Proceeds from the sale of property, plant and equipment	36,000	35,000
Purchases of property, plant and equipment	(26,000)	(10,000)
Net cash provided by (used in) investing activities	1,945,000	(95,000)

Financing activities:
Proceeds from convertible note arrangements	—	2,000,000
Proceeds from issuance of common stock and exercise of warrants	1,000	1,698,000
Payments of deferred financing costs	(91,000)	—
Proceeds from repayment of note to officers	—	125,000
Net cash (used in) provided by financing activities	(90,000)	3,823,000

Net increase (decrease) in cash and cash equivalents	(932,000)	132,000
Cash and cash equivalents at beginning of period	3,112,000	1,030,000
Cash and cash equivalents at the end of the period	$2,180,000	$1,162,000

Supplemental disclosures:
Cash paid for:
State taxes	$3,000	$3,000
Interest	$—	$1,000

Supplemental disclosure on non-cash transaction:
During the three months ended March 31, 2005, the Company issued 124,572 shares of Common Stock in payment of $124,000 in interest obligations related to long term debt agreements.

See accompanying notes.

MIRAVANT MEDICAL TECHNOLOGIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at March 31, 2005 and for the three month period ended March 31, 2005 and 2004, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements for the year ended December 31, 2004 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Miravant Medical Technologies, or Miravant or the Company, is engaged in the research and development of drugs and medical device products for use in PhotoPoint™ PDT, the Company's proprietary technologies for photodynamic therapy. The Company is located in Santa Barbara, California.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2005, the Company had an accumulated deficit of $216.6 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the costs associated with an additional confirmatory Phase III clinical trial related to the Company's New Drug Application, or NDA, for PHOTREX™ (formerly known as PhotoPoint® SnET2) for the treatment of wet age-related macular degeneration, or AMD, the funding of preclinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. The Company also expects these operating losses to fluctuate relative to its ability to fund the research and development programs as well as the operating expenses of the Company.

The Company continues to monitor its spending in the research and development and the preclinical studies and clinical trials of its products. The cost of an additional confirmatory Phase III clinical trial and any other requirements the Company will need to complete to satisfy the conditions of the Approvable Letter from the U.S. Food and Drug Administration, or FDA, including amending the NDA and obtaining related requisite regulatory approval, commencing pre-commercialization activities prior to receiving regulatory approval, and successfully completing the development of the Company's cardiovascular program under its Guidant collaboration, will require substantial expenditures. If requisite regulatory approval is obtained, then substantial additional financing will be required for the manufacture, marketing and distribution of its product in order to achieve a level of revenues adequate to support the Company's cost structure. As a result of the Company's most recent financing completed in May 2005, pursuant to a Series B Convertible Preferred Stock Agreement, or the May 2005 Preferred Stock Agreement, and if the Company is able to continue to borrow under the Note and Warrant Purchase Agreement, or the March 2005 Debt Agreement (see Note 5), executive management believes that as long as payment of its outstanding debt is not accelerated, then the Company has the ability to conserve cash required for operations through December 31, 2006. If the funding from the March 2005 Debt Agreement and/or additional funding is not available when needed, the Company believes that depending on the amount borrowed under the March 2005 Debt Agreement, it may have cash required for operations through December 31, 2005 assuming the delay or reduction in scope of one or more of its research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures.

The Company believes it can raise additional funding, to support operations through corporate collaborations or partnerships, licensing of PHOTREX or new products and additional equity or debt financings, if necessary. There can be no assurance that it will be successful in obtaining additional financing or that financing will be available on favorable terms.

The Company is currently authorized to issue up to 75,000,000 shares of Common Stock and up to 30,000,000 shares of Preferred Stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. As of May 9, 2005, there were 37,295,900 shares of Common Stock issued and outstanding; approximately 10,486,000 shares of Common Stock reserved for issuance pursuant to the conversion of outstanding debt and payment of related interest; 5,561,764 shares of Common Stock reserved for issuance pursuant to our equity compensation plans; 21,780,750 shares of Common Stock reserved for issuance pursuant to outstanding warrants, of which the Common Stock underlying the warrants for 8,000,000 shares are unregistered and unauthorized; 1,112,966 shares of Series A Preferred Stock issued and outstanding and 1,112,966 shares of Common Stock issuable upon the conversion of the Series A Preferred Stock; 8,000,000 shares of Series B Preferred Stock issued and outstanding and 8,000,000 shares of Common Stock issuable upon the conversion of the Series B Preferred Stock; and 75,000 shares of Series B Junior Participating Stock authorized and reserved for issuance.

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

Marketable securities in 2005 and 2004 consist of short-term, interest-bearing corporate bonds. The Company has established investing guidelines relative to concentration, maturities and credit ratings designed to maintain safety and liquidity.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of March 31, 2005, all marketable securities were classified as "available-for-sale." Available-for-sale securities and investments are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned. Declines in value determined to be other-than-temporary on available-for-sale securities are listed separately as a non-cash loss in investment in the condensed consolidated financial statements.

3.	Comprehensive Loss

For the three months ended March 31, 2005 and 2004, comprehensive loss was $3.7 million and $5.5 million, respectively. There was no difference between net loss and comprehensive loss for the three months ended March 31, 2005 and 2004.

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

5.	Convertible Debt Agreement

In March 2005, the Company entered into a Note and Warrant Purchase Agreement, or the March 2005 Debt Agreement, with the March 2005 Lender. The March 2005 Debt Agreement allows the Company to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount under the March 2005 Debt Agreement is $15.0 million with the last available borrowing in July 2007, as amended in April 2005. The March 2005 Lender's obligation to fund each borrowing request is subject to material conditions described in the March 2005 Debt Agreement. In addition, the March 2005 Lender may terminate its obligations under the March 2005 Debt Agreement at any time if Miravant, in the reasonable judgment of the March 2005 Lender, is not meeting its business objectives and is subject to negative covenants and other restrictions. As amended in April 2005, each note and accrued interest, if any, can be convertible into shares of the Company's Common Stock at a conversion price of $1.00 per share or 125% of the average monthly closing price of the month preceding the conversion, whichever is greater. The notes earn interest quarterly at the prime rate plus three percent (3%) and at the Company's option and subject to certain restrictions, the Company may make interest payments in cash or in shares of Common Stock. In connection with each borrowing under the March 2005 Debt Agreement, the Company will issue a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for each share of Common Stock to be issued upon conversion. As amended in April 2005, the exercise price of each warrant will be equal to $1.00 per full share of Common Stock or 125% of the average monthly closing price of the month preceding the conversion, whichever is greater. Each warrant will terminate on December 31, 2013, unless previously exercised. The Company has also agreed to provide the March 2005 Lender certain registration rights in connection with this transaction. Additionally, the Company extended the term of all prior warrants issued to the March 2005 Lender to December 31, 2013. A total of 8,075,000 warrants were extended, with original expiration dates ranging from August 2007 through December 2008. In connection with the extension of the term of the warrants, the Company revalued each warrant and determined there was not a material change in value, as such no additional expense was recorded. As of March 31, 2005, there were no borrowings outstanding under the March 2005 Debt Agreement.

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

If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:

	Three months ended March 31, 2005	Three months ended March 31, 2004

Net loss as reported	$(3,710,000)	$(5,494,000)
Pro forma stock-based employee compensation cost under SFAS No. 123, net of taxes	(120,000)	(220,000)
Pro forma net loss	$(3,830,000)	$(5,714,000)

Loss per share - basic and diluted:
As reported	$(0.10)	$(0.20)
Pro forma	$(0.10)	$(0.21)

7.	Reclassifications

Certain reclassifications have been made to the 2003 unaudited condensed consolidated financial statements to conform to the current period presentation.

8.	Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payments" (Statement No. 123(R)), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Proforma disclosure is no longer an alternative. The Company expects to adopt Statement No. 123(R) on January 1, 2006.

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

The Company currently expects to adopt Statement No. 123(R) using the modified prospective transition method, and expects the adoption to have an effect on its results of operations similar to the amounts reported historically in the Company's footnotes under the pro forma disclosure provisions of Statement No. 123.

9.	Subsequent Events

Preferred Stock

In May 2005, the Company entered into an $8.0 million Series B Convertible Preferred Stock Agreement, or the May 2005 Preferred Stock Agreement, with three investors, or the Purchasers, resulting in net proceeds to the Company of approximately $7.5 million. Pursuant to the May 2005 Preferred Stock Agreement, the Company issued 8.0 million shares of a newly created Series B Preferred Stock, or the Series B Preferred. The shares of Series B Preferred are convertible, initially at a one-for-one ratio based on a purchase price of $1.00 per share, into shares of the Company's Common Stock. The Company also issued a warrant to purchase one share of Common Stock for each share of Common Stock to be issued upon conversion. The exercise price of each warrant is $1.00 per share and the warrants expire May 3, 2010. The Company also granted the Purchasers registration rights with respect to the shares of Common Stock underlying the convertible Series B Preferred Stock and related warrants issued to the Purchasers. As a result of the May 2005 Preferred Stock Agreement, which triggered certain anti-dilution provisions, the Company will be required to issue warrants to the debt holders of the December 2002 Convertible Debt and Warrant Agreement and certain debt holders of the August 2003 Convertible Debt and Warrant Agreement. The warrants issued in connection with these anti-dilution adjustments will be for the purchase of a total of 3,775,000 shares of Common Stock of the Company, at an exercise price of $1.00 and will expire December 31, 2013.

March 2005 Credit Agreement

In addition, in April 2005 the Company amended its March 2005 Debt Agreement, to establish the minimum conversion rate of the notes and the exercise price of the related warrants to $1.00 per share of convertible Common Stock or 125% of the average monthly closing price of the month preceding the conversion, whichever is greater. The last available borrowing was extended to July 1, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This section of the Annual Report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements may be identified by the use of words such as "may," "will," "should," "potential," "expects," "anticipates," "intends," "plans," "believes" and similar expressions. These statements are based on our current beliefs, expectations and assumptions, and are subject to a number of risks and uncertainties, including but not limited to statements regarding: our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to successfully complete the conditions of the Approvable Letter as outlined by the U.S. Food and Drug Administration, or the FDA, relating to our New Drug Application, or NDA, submission for SnET2, which we have recently branded for ophthalmology indications as PHOTREX™; our ability to raise funds to continue operations; the use of PHOTREX to treat wet age-related macular degeneration, or AMD; our ability to meet the covenants and continue to borrow under the $15.0 million March 2005 Convertible Debt and Warrant Purchase Agreement, or the March 2005 Debt Agreement; the August 2003 Unsecured Convertible Debt and Warrant Purchase Agreement, or the August 2003 Debt Agreement; our ability to ultimately receive regulatory approval from the FDA for our NDA submission upon satisfactory completion of the contingencies outlined by the FDA in their Approvable Letter; the assumption that we will continue as a going concern; our ability to regain our listing status on Nasdaq or other national stock market exchanges; our plans to collaborate with other parties and/or license PHOTREX; our ability to meet the requirements of our July 2004 Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation; our ability to continue to retain employees under our current financial circumstances; our ability to use our laser and delivery devices in future clinical trials; our projected IND filings; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including but not limited to: failure to obtain additional funding in a timely manner, if at all; our failure to comply with the covenants in our March 2005 Debt Agreement and August 2003 Debt Agreement; or, to the extent we are unable to comply with these covenants, our ability to obtain waivers from these covenants, which could lead to a default under those agreements; a failure of our drugs and devices to receive regulatory approval; other parties declining to collaborate with us due to our financial condition or other reasons beyond our control; the failure of our existing laser and delivery technology to prove to be applicable or appropriate for future studies; our failure to obtain the necessary funding to further our research and development activities; and unanticipated changes by the government in its past practices by exercising its rights contrary to our expectations. For a more complete description of the risks that may impact our business, see the "Risk Factors," section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of certain risks, including those relating to our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements.

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

Our most advanced drug, PHOTREX™ (formerly known as PhotoPoint® SnET2), generic name rostaporfin, has completed two Phase III clinical trials for the treatment of wet age-related macular degeneration, or AMD. We submitted a New Drug Application, or an NDA, for PHOTREX, to the U.S. Food and Drug Administration, or the FDA, for its marketing approval on March 31, 2004 with a priority review designation. On September 30, 2004, we announced that the FDA had issued an Approvable Letter for our NDA submission for PHOTREX. The letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory Phase III clinical trial, as well as certain other requirements. We have completed a Special Protocol Assessment with the FDA for the confirmatory placebo-controlled, randomized clinical trial, and have made the decision to conduct the clinical trial at investigational sites in the United Kingdom and Central and Eastern Europe. We have selected Kendle International, Inc., an international clinical research organization, or CRO, to manage the clinical trial, which is currently planned to commence in 2005. Even though the FDA has issued a conditional Approvable Letter, the FDA may not ultimately approve our NDA for PHOTREX. The clinical trial and approval process will take a significant amount of cost and time, and FDA approval, if any, is contingent upon satisfying safety and efficacy requirements.

We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $216.6 million as of March 31, 2005. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years. We believe we will be required to obtain substantial additional debt or equity financing to fund our operations until we achieve a level of revenues sufficient to support our anticipated cost structure. Our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on the standards of the Public Company Accounting Oversight Board (United States), our viability as a going concern is in question.

Although we continue to incur costs for research and development, preclinical studies, clinical trials and general corporate activities, we have continued to control overall costs by monitoring closely all research and development costs. Our ability to achieve and sustain profitability depends upon our ability, alone or with others, to receive regulatory approval on our NDA submission for PHOTREX in AMD, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of PHOTREX and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on the timing of receiving regulatory approval, if at all, for PHOTREX in AMD and our ability to establish a collaboration with a corporate partner or other sales organization to commercialize PHOTREX once regulatory approval is received, if at all. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, PHOTREX bulk active pharmaceutical ingredient, or bulk API sales, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have established a collaborative partnering agreement, receive regulatory approval and commence commercial sales of PHOTREX.

Our significant funding activities over the last eighteen months have consisted of the following:

•	An $8.0 million convertible preferred stock investment completed in May 2005;
•	A $15.0 million convertible line-of-credit financing completed in March 2005;
•
A Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation, or Guidant, completed July 1, 2004, providing an equity investment of $3.0 million upon signing and two additional investments of $2.0 million each upon the completion of certain milestones related to our cardiovascular program;

•	A $10.3 million equity investment completed in April 2004;
•	A $2.0 million convertible debt financing completed in February 2004;
•	Warrant exercises through May 9, 2005 providing proceeds of approximately $1.5 million; and
•	The sale of our investment in a former affiliate, Xillix Technologies Corp., or Xillix, in December 2003, providing net cash proceeds of $1.6 million.

As a result of the Company’s most recent financing completed in May 2005 pursuant to a Series B Convertible Preferred Stock Agreement, or the May 2005 Preferred Stock Agreement, and if we are able to continue to borrow under the Note and Warrant Purchase Agreement, or the March 2005 Debt Agreement, executive management believes that as long as payment of its outstanding debt is not accelerated, then we have the ability to conserve cash required for operations through December 31, 2006. If the funding from the March 2005 Debt Agreement and/or additional funding is not available when needed, we believe that depending on the amount borrowed under the March 2005 Debt Agreement, we may have cash required for operations through December 31, 2005 assuming the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. We believe we can raise additional funding, to support operations through corporate collaborations or partnerships, licensing of PHOTREX or new products and additional equity or debt financings, if necessary. There can be no assurance that we will be successful in obtaining additional financing or that financing will be available on favorable terms.

Ongoing Operations

We have continued our scaled back efforts in research and development and the preclinical studies and clinical trials of our products. Our primary efforts in the first quarter of 2005 have focused on the commencement of the confirmatory Phase III clinical trial and in 2004 our primary efforts focused on preparing and submitting our NDA for marketing approval in AMD for PHOTREX. We expect over the next year or so, our likely activities and costs to consist of the following:

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

Ophthalmology

In ophthalmology, our primary focus through March 31, 2004, had been the preparation of our NDA for submission for marketing approval of PHOTREX, a new drug for the treatment of AMD. The NDA was submitted on March 31, 2004 and on September 30, 2004, we announced that the FDA had issued an Approvable Letter for our NDA submission for PHOTREX. The Approvable Letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory Phase III clinical trial, as well as certain other requirements. In March 2005, we announced that we would conduct a confirmatory Phase III clinical trial in the United Kingdom and Central and Eastern Europe based on a Special Protocol Assessment by the FDA. We have selected Kendle International Inc., an international clinical research organization, to manage the clinical trial, which we plan to initiate in 2005. The clinical trial is designed to evaluate AMD patients with both classic and occult choroidal neovascularization (CNV lesions). Currently, we expect the study to be conducted at up to 50 investigational sites. We plan to conduct a primary efficacy endpoint analysis at twelve months (one year after initial treatment), and expect a total of approximately 650 patients to be analyzed.

The competitive PDT drug Visudyne (QLT, Inc. and Novartis) has been approved as a treatment for AMD, specifically predominantly classic lesions, since April 2002 and is currently in widespread use in the U.S. and internationally. In January 2005, Macugen® was introduced to the market by Eyetech Pharmaceuticals, Inc. and will be co-promoted with Pfizer, Inc. Macugen is the first anti-angiogenic drug approved for the treatment of wet AMD involving a series of injections directly into the eye. The treatment is considered a competitive and potentially complementary technology to PDT. The FDA approved Macugen for both classic and occult lesions, which we believe will increase the overall number of patients seeking treatment for wet AMD.

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

Cardiovascular Disease

We are investigating the use of PhotoPoint PDT for the treatment of cardiovascular diseases, in particular for the treatment of atherosclerosis and atherosclerotic vulnerable plaque, and for the prevention and treatment of restenosis. Atherosclerosis is a common condition involving complex lipid, or fat, derived plaques within arteries that can lead to obstructive artery disease. Clinicians have become aware that certain inflamed plaques within artery walls are highly unstable and vulnerable to rupture. Vulnerable plaque has been estimated to cause up to 80% of fatal heart attacks. Preclinical studies with PhotoPoint PDT indicate that certain photoselective drugs may be preferentially retained in hyperproliferating cells in artery walls and lipid-rich components of arterial plaques. In preclinical studies, we believe we have demonstrated that PhotoPoint PDT has the potential to remove problematic inflammatory cells and induce positive mechanisms of healing and repair that are consistent with true plaque stabilization.

Restenosis is the re-narrowing of an artery that commonly occurs after balloon angioplasty for obstructive artery disease. We believe data from preclinical studies suggest that PhotoPoint PDT may aid in the prevention and treatment of restenosis by inhibiting the aggressive overgrowth of cells that cause re-narrowing, or restenosis, of arteries.

We are in the process of conducting preclinical pharmacology and toxicology studies using our lead cardiovascular drug candidate, MV0633. Pending the outcome of our preclinical studies, financial considerations, and other factors, we are planning to prepare an IND in cardiovascular disease for MV0633 in 2005. The timing of the IND is dependent on numerous factors, including preclinical results, pharmacology and toxicology results, available funding and other resources. In July 2004, we entered into a Collaboration Agreement with Guidant Corporation, or Guidant, to develop MV0633 for cardiovascular diseases. In connection with the Collaboration Agreement, we are required to file the IND in order to avoid penalties and to receive continued funding.

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

Oncology

In our oncology research program, we have completed numerous preclinical studies in solid tumors to target tumor cells and tumor neovasculature. Cancer is a large group of diseases characterized by uncontrolled growth and spread of tumor cells with the associated growth of new blood vessels, or neovascularization. The focus of our preclinical research has been to evaluate the utility of PhotoPoint PDT as a stand-alone treatment or as a combination therapy with experimental or conventional therapies. Currently, our research efforts focus on the use of PhotoPoint PDT in treating cancers such as those of the brain, breast, lung and prostate. We have an existing oncology IND for SnET2, which is currently inactive, and under which we may choose to submit protocols for clinical trials in the future.
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
(MV 6401)
** Based on the early development stage of these programs, we cannot reasonably estimate the time at which these programs may move from a research or preclinical development phase to the clinical trial phase. The decision and timing of whether these programs will move to the clinical trial phase will depend on a number of factors including the results of the preclinical studies, the estimated costs of the programs, the availability of alternative therapies and our ability to fund or obtain additional financing or to obtain new collaborative partners to help fund the programs.

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

Results of Operations

Revenues. We had no revenues for the three months ended March 31, 2005 and 2004.

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

Research and Development. Research and development costs are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of costs incurred by outside providers and consultants for preclinical studies, clinical trials and related clinical drug and device development and manufacturing costs, drug formulation expenses, NDA preparation services and other research and development expenditures. Indirect costs consist of internally generated costs from salaries and benefits, overhead and facility costs, and other support services. Our research and development expenses decreased to $1.9 million for the three months ended March 31, 2005 compared to $2.3 million for the same period in 2004. The reduction in research and development costs for the three months ended March 31, 2005 compared to 2004, related to the completion of the NDA and the continued scale back of costs. Research and development expenses for the three months ended March 31, 2005 and 2004 related primarily to indirect costs such as payroll, payroll taxes and employee benefits. Additionally, we incurred research and development expenses for:

•	Preparation for submission of the NDA and the upcoming confirmatory Phase III clinical trial for PHOTREX in AMD;
•	Preclinical pharmacology and toxicology studies and preparation of an IND for the cardiovascular program; and
•	Work associated with the development of new devices, delivery systems, drug compounds and formulations for the dermatology and cardiovascular programs.

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

	Three months ended March 31,
Program	2005	2004
Direct costs:
Ophthalmology	$499,000	$695,000
Cardiovascular disease	114,000	35,000
Dermatology	—	42,000
Total direct costs	$613,000	$772,000

Indirect costs	1,239,000	1,489,000
Total research and development costs	$1,852,000	$2,261,000

Ophthalmology. Our direct ophthalmology program costs have decreased to $499,000 for the three months ended March 31, 2005 from $695,000 for the same period in 2004. This decrease relates primarily to costs associated with the preparation and filing of the NDA for PHOTREX in the first quarter of 2004. The NDA filing was completed in 2004 and as such, there were no NDA related costs in the first quarter of 2005. The decrease in NDA filing costs discussed above was off-set in part by costs incurred in the first quarter of 2005 related to the planning and set up of the confirmatory clinical trial for PHOTREX. We expect our ophthalmology costs to increase significantly during the remainder of 2005 as the confirmatory clinical trial advances.

Cardiovascular Disease. Our direct cardiovascular disease program costs increased to $114,000 for the three months ended March 31, 2005 from $35,000 for the same period in 2004. The increase from 2004 to 2005 reflects the results of a Collaboration Agreement entered into in July 2004 with Guidant Corporation, which requires us to develop MV0633 for restenosis, atherosclerosis and atherosclerotic vulnerable plaque cardiovascular diseases. This agreement provides partial funding for, and mandates milestones in the development process of MV0633. Research costs for 2005 are comprised of preclinical pharmacology and toxicology study costs and other costs incurred for the preparation of the IND and Phase I clinical trial. Research costs incurred for 2004 related primarily to the development and manufacturing activities for drug to be used in the preclinical studies and the preparation work for an IND and Phase I clinical trial. We expect to continue to incur an increase in development costs for this program due to the preparation of the Phase I clinical trial.

Dermatology. Our direct dermatology program costs decreased to $0 for the three months ended March 31, 2005 from $42,000 for the same period in 2004. Costs incurred in the dermatology program included expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase I and Phase II clinical trial expenses. The decrease in 2005 as compared to the same period in 2004 is related to the completion of the Phase II clinical trial.

Indirect Costs. Our indirect costs have decreased to $1.2 million for the three months ended March 31, 2005 from $1.5 million for the same period in 2004. Generally, the decrease in 2005 as compared to the same period in 2004 was attributed to a slight decrease in indirect costs such as payroll, payroll taxes and employee benefits.

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

General and administrative. Our general and administrative expenses have slightly decreased to $1.5 million for the three months ended March 31, 2005 from $1.7 million for the same period in 2004. General and administrative expenses related primarily to payroll related expenses, operating costs such as rent, utilities, professional services and insurance costs and non-cash expenses such as stock compensation and depreciation. The slight decrease in 2005 as compared to the same period in 2004, is related primarily to decreases in employee wages, bonuses and amortization of deferred compensation.

We expect future general and administrative expenses to remain consistent with prior periods although they may fluctuate depending on available funds, the need to perform our own marketing and sales activities, the support required for research and development activities, the costs associated with potential financing and partnering activities, continuing corporate development and professional services, facility and overhead costs, and compensation expense associated with employee stock bonuses and stock options and warrants granted to consultants and expenses for general corporate matters.

Interest and Other Income. Interest and other income increased to $41,000 for the three months ended March 31, 2005 from $20,000 for the same period in 2004. The overall increase in interest and other income is directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. Interest and other income earned in 2005 and 2004 primarily represents interest earned on cash and marketable security balances as well as interest on employee and executive loans. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

Interest Expense. Interest expense significantly decreased to $477,000 for the three months ended March 31, 2005 from $1.5 million for the three months ended March 31, 2004. The decrease in 2005 compared to 2004 is primarily related to a decrease in the amortization of the beneficial conversion value from the February 2004 Debt Agreement and the August 2003 and 2002 Debt Agreements, which was incurred in 2004. Under Emerging Issues Task Force No. 98-5, or EITF No. 98-5, we were required to determine the beneficial conversion value for the August 2003 Debt Agreement and the December 2002 Debt Agreement. The beneficial conversion value represents the difference between the fair value of our Common Stock on the date of the first available conversion and the intrinsic value, which is the value of the 2003 Notes on an as converted assumption and the value of detachable warrants issued. The remaining beneficial conversion value from the August 2003 Debt Agreement and December 2002 Debt Agreement of $681,000 was amortized during the three months ended March 31, 2004. Additionally, a $300,000 beneficial conversion value associated with the February 2004 Debt Agreement was recorded and amortized during the three months ended March 31, 2004. These amounts were recorded as interest expense. The remaining interest expense for 2004 related to interest incurred on the outstanding debt from the December 2002 Debt Agreement and August 2003 Debt Agreement and the amortization of related deferred financing costs. Interest expense for the three months ended March 31, 2005 consisted of interest incurred from the outstanding debt of $227,000 and amortization of deferred financing costs of $250,000. The level of interest expense in future periods is expected to increase as monthly borrowings on the debt is continued, deferred financing costs associated with the August 2003 Debt Agreement continue to amortize over the term of the related borrowings and any borrowings under the March 2005 Debt Agreement.

Gain on Sale of Assets. The gain on sale of assets increased to $28,000 for the three months ended March 31, 2005 from $9,000 for the same period in 2004. The gain on sale of assets in 2005 and 2004 related to the gain on the sale of furniture and equipment. The increase in 2005 compared to 2004, reflects increased efforts to sell excess furniture and equipment resulting in reduced facility storage costs.

Liquidity and Capital Resources

Since inception through March 31, 2005, we have accumulated a deficit of approximately $216.6 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering, Pharmacia's purchases of Common Stock and credit arrangements. As of March 31, 2005, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $254.8 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of March 31, 2005, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on the standards of Public Company Accounting Oversight Board (United States), our viability as a going concern is in question.

In May 2005, we entered into an $8.0 million Series B Convertible Preferred Stock Agreement, or the May 2005 Preferred Stock Agreement, with three investors, or the Purchasers, resulting in net proceeds to us of approximately $7.5 million. Pursuant to the May 2005 Preferred Stock Agreement, we issued 8.0 million shares of a newly created Series B Preferred Stock, or the Series B Preferred. The shares of Series B Preferred are convertible, initially at a one-for-one ratio based on a purchase price of $1.00 per share, into shares of our Common Stock. We also issued a warrant to purchase one share of Common Stock for each share of Common Stock to be issued upon conversion. The exercise price of each warrant is $1.00 per share and the warrants expire May 3, 2010. We also granted the Purchasers registration rights with respect to the shares of Common Stock underlying the convertible Series B Preferred Stock and related warrants issued to the Purchasers. As a result of the May 2005 Preferred Stock Agreement, which triggered certain anti-dilution provisions, we will be required to issue warrants to the debt holders of the December 2002 Convertible Debt and Warrant Agreement and certain debt holders of the August 2003 Convertible Debt and Warrant Agreement. The warrants issued in connection with these anti-dilution adjustments will be for the purchase of a total of 3,775,000 shares of our Common Stock, at an exercise price of $1.00 and will expire December 31, 2013.

In March 2005, we entered into a Note and Warrant Purchase Agreement, or the March 2005 Debt Agreement, with the March 2005 Lender. The March 2005 Debt Agreement allows the Company to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount under the March 2005 Debt Agreement is $15.0 million with the last available borrowing in July 2007, as amended in April 2005. The March 2005 Lender's obligation to fund each borrowing request is subject to material conditions described in the March 2005 Debt Agreement. In addition, the March 2005 Lender may terminate its obligations under the March 2005 Debt Agreement at any time if Miravant, in the reasonable judgment of the March 2005 Lender, is not meeting its business objectives, and is subject to negative covenants and other restrictions. As amended in April 2005, each note and accrued interest, if any, can be convertible into shares of our Common Stock at a conversion price of $1.00 per share or 125% of the average monthly closing price of the month preceding the conversion, whichever is greater. The notes earn interest quarterly at the prime rate plus three percent (3%) and at our option and subject to certain restrictions, we may make interest payments in cash or in shares of Common Stock. In connection with each borrowing under the March 2005 Debt Agreement, we will issue a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for each convertible share of Common Stock to be issued upon conversion. As amended in April 2005, the exercise price of each warrant will be equal to $1.00 per full share of Common Stock or 125% of the average monthly closing price of the month preceding the conversion, whichever is greater. Each warrant will terminate on December 31, 2013, unless previously exercised. We have also agreed to provide the March 2005 Lender certain registration rights in connection with this transaction. Additionally, the Company extended the term of all prior warrants issued to the March 2005 Lender to December 31, 2013. The term of a total of 8,075,000 warrants was extended, with original expiration dates ranging from August 2007 through December 2008. In connection with the extension of the term of the warrants, the Company revalued each warrant and determined there was not a material change in value, as such no additional expense was recorded. As of March 31, 2005, there were no borrowings outstanding under the March 2005 Debt Agreement.

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

In February 2004, we entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with certain private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement we issued $2.0 million worth of convertible debentures, convertible at $2.00 per share. As of May 9, 2005, all $2.0 million of the Notes issued have been converted into 1.0 million shares of Common Stock.

In August 2003, we entered into a Convertible Debt and Warrant Purchase Agreement, or the August 2003 Debt Agreement, with a group of private accredited investors, or the August 2003 Lenders, pursuant to which we issued securities to the August 2003 Lenders in exchange for gross proceeds of $6.0 million. Under the August 2003 Debt Agreement, the debt can be converted at $1.00 per share into our Common Stock. We issued separate convertible promissory notes, which are referred to as the 2003 Notes, to each August 2003 Lender and the 2003 Notes earn interest at 8% per annum and are due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in-kind at our option. Under certain circumstances each 2003 Note can be prepaid by us prior to the maturity date or prior to conversion. The 2003 Notes also have certain default provisions which can cause the 2003 Notes to become accelerated and due immediately upon notice by the August 2003 Lenders. If the 2003 Notes are declared to be due prior to their scheduled maturity date, it is unlikely we will be able to repay these notes and it may force us to significantly reduce or cease operations or negotiate unfavorable terms for repayment. As of May 9, 2005, $2.6 million of the $6.0 million principal balance of the 2003 Notes have been converted into 2.6 million shares Common Stock.

In connection with the August 2003 Debt Agreement, we also issued to the August 2003 Lenders warrants to purchase an aggregate of 4,500,000 shares of our Common Stock. The exercise price of each warrant is $1.00 per share and the warrants will terminate on December 31, 2013, unless amended as noted below or unless previously exercised. In accordance with the registration rights related to the August 2003 Debt Agreement, in October 2003 we registered, as required, certain shares underlying the convertible promissory notes and the shares underlying the warrants for certain note holders. In addition, of the 4.5 million warrants issued, 1,425,000 warrants have been exercised through May 9, 2005, resulting in proceeds to us of $1.4 million.

In connection with the closing of the March 2005 Debt Agreement, of the 3,025,000 unexercised warrants issued in connection with the August 2003 Debt Agreement, 1,875,000 warrants issued to a certain 2003 Lender were extended to December 31, 2013 from the original expiration date of August 28, 2008.

In December 2002, we entered into a $12.0 million Convertible Debt and Warrant Agreement, or the 2002 Debt Agreement, with a group of private accredited investors, or the 2002 Lenders. The available borrowing provisions of this agreement were terminated in May 2004. As of December 31, 2004, we have borrowed $6.3 million and there will be no further borrowings under this agreement. Additionally, in connection with borrowings under the 2002 Debt Agreement, we have issued warrants to purchase a total of 1,575,000 shares of our Common Stock at an exercise price of $1.00 per share. We also issued an origination warrant for the purchase of 250,000 shares at an exercise price of $0.50 per share. In connection with the closing of the March 2005 Debt Agreement, the expiration date of these warrants have been extended to December 31, 2013.

In connection with the execution of the August 2003 Debt Agreement, certain of the 2002 Lenders, to whom we issued notes to under our December 2002 Debt Agreement, as described above, agreed to subordinate their debt security position to that of the 2003 Lenders. In exchange for the subordinated security position, the 2002 Lenders received additional warrants to purchase an aggregate of 1,575,000 shares of our Common Stock at an exercise price of $1.00 per share. Additionally, under the anti-dilution provision of the December 2002 Debt Agreement, the conversion price of the five notes issued thereunder to the 2002 Lenders during the period February 2003 through July 2003 were reduced to $1.00 and the exercise price of the related warrants issued to the 2002 Lenders during the same period was reduced to $1.00 per share. In connection with the closing of the March 2005 Debt Agreement, the expiration date of these warrants have been extended to December 31, 2013.

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

Contractual Obligations
Payments due by Period	Debt (1)	Building and Equipment Leases (2)	Total
Q2-Q4 2005	$—	$49,000	$49,000
2006	3,400,000	126,000	3,526,000
2007	—	3,000	3,000
2008	6,300,000	3,000	6,303,000
2009	—	—	—
Total Contractual Obligations	$9,700,000	$181,000	$9,881,000

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

Kendle Contract

In March 2005, we selected Kendle, a leading international CRO, to conduct our confirmatory Phase III clinical trial for PHOTREX in AMD. Upon the execution of the agreement, we expect that an up front payment of approximately $700,000 will be due, of which we have already paid $350,000, and we also expect that we will be required to make monthly payments of approximately $120,000 per month over the term of the clinical trial, with various milestone payment amounts due on the first and last patient enrolled, at the one year analysis and upon receipt of the final clinical study report. We are also responsible for payment of out-of-pocket costs incurred by Kendle, as well as payments made by them to the clinical sites for patient treatments and ancillary costs incurred. When finalized, we expect the agreement to include a provision allowing it to be terminated due to clinical efficacy or safety issues at any time with any expenses and services incurred by Kendle, as of the date of termination, to be paid by us.

Statement of Cash Flows

For the three months ended March 31, 2005 net cash used in operations was $2.8 million compared to $3.6 million used during the three months ended March 31, 2004. The decrease in cash used for operations from 2005 compared to 2004 was due to an decrease in operating costs related the preparation of the NDA submitted with the FDA that were incurred in 2004. In addition operating costs were offset by the use of common stock for payment of interest expense and compensation as well the non-cash cost associated with beneficial conversion amortization in 2004. We expect that cash used for operations will increase significantly in the future due to the commencement of the confirmatory Phase III clinical trial in mid 2005.

For the three months ended March 31, 2005, net cash provided by investing activities was $1.9 million compared to $95,000 used in investing activities for the same period in 2004. The increase in cash provided by investing activities in 2005 compared to 2004 was due to sales of marketable securities in 2005, which was not done during the same period in 2004. Investing uses also included the purchases of patents and property, plant and equipment.

The net cash used in financing activities for the three months ended March 31, 2005 was $90,000 compared to $3.8 million provided by financing activities for the same period in 2004. The cash used in financing activities for 2005 primarily related to deferred financing costs. The cash provided by financing activities for 2004 primarily related to the $2.0 million from the 2004 Debt Agreement and the $1.5 million received from warrant exercises. Financing activities for the remaining of 2005 will increase significantly due to the recently completed $8.0 million preferred stock investment as well as other possible financings.

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
•
Our ability to meet our obligations under the December 2002 Debt Agreement, August 2003 Debt Agreement, the Securities Purchase Agreement and Collaboration Agreement with Guidant, and the March 2005 Debt Agreement;

•	Our ability to receive future equity investments from Guidant by meeting the milestones established under our Collaboration Agreement;
•	The viability of PHOTREX for future use;
•	Our ability to raise equity financing or use common stock for employee and consultant compensation;
•	Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
•	Our ability to file and maintain IND's for new drug and disease indications;
•	The pace of scientific progress and the magnitude of our research and development programs;
•	The scope and results of preclinical studies and clinical trials;
•	The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	The costs involved in any potential litigation;
•	Competing technological and market developments; and
•	Our dependence on others for development and commercialization of our potential products.

As of March 31, 2005, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern; and our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question. We are continuing our scaled-back spending efforts in research and development and the preclinical studies and clinical trials of our products. The cost of an additional confirmatory Phase III clinical trial and any other requirements we will need to complete to satisfy the conditions of the Approvable Letter from the FDA, resubmitting the NDA and obtaining related requisite regulatory approval, commencing pre-commercialization activities prior to receiving regulatory approval, and successfully completing the development of our cardiovascular program under our Guidant collaboration, will require substantial expenditures. If requisite regulatory approval is obtained, then substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. As a result of our most recent financing completed in May 2005, pursuant to the May 2005 Preferred Stock Agreement, and if we are able to continue to borrow under the March 2005 Debt Agreement, executive management believes that as long as payment of our outstanding debt is not accelerated, then we have the ability to conserve cash required for operations through December 31, 2006. If the funding from the March 2005 Debt Agreement and/or additional funding is not available when needed, we believe that, depending on the amount borrowed under the March 2005 Debt Agreement, we may have cash required for operations through December 31, 2005 assuming the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures. We believe we can raise additional funding to support operations through corporate collaborations or partnerships, licensing of PHOTREX or new products and additional equity or debt financings, if necessary. There can be no assurance that we will be successful in obtaining additional financing or that financing will be available on favorable terms.

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

The aggregate face amount of our debt outstanding was approximately $10.4 million as of May 9, 2005. There is no certainty that our cash balance and our financing arrangements, will be sufficient to finance our operating requirements, and our indebtedness may restrict our ability to obtain additional financing in the future. The issuance of additional shares of Preferred Stock in May 2005 and July 2004 and Common Stock in April 2004, the issuance of warrants to purchase Common Stock in connection with the December 2002 Debt Agreement, August 2003 Debt Agreement, March 2005 Debt Agreement and May 2005 Preferred Stock Agreement and related negotiations with existing debtors has resulted in the issuance of significant amounts of securities which has a dilutive effect on our existing stockholders. Also, we are highly leveraged, which may place us at a competitive disadvantage and makes us more susceptible to downturns in our business in the event our cash balances are not sufficient to cover our debt service requirements. In addition, the March 2005 Debt Agreement, the July 2004 Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation, the August 2003 Debt Agreement and the December 2002 Debt Agreement contain certain covenants that impose operating and financial restrictions on us. These covenants may affect our ability to conduct operations to raise additional financing or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default.

It may be difficult to recruit patients and/or maintain the patients enrolled in our additional confirmatory Phase III clinical trial thus making it challenging to successfully complete the conditions of the FDA's Approvable Letter, which may substantially harm our business.

The Approvable Letter received from the FDA regarding our NDA filed for PHOTREX requested that we perform an additional confirmatory Phase III clinical trial to confirm the results of the clinical trial results included in our NDA submission. This clinical trial requires us to treat a portion of the patients with a placebo. Since there are already two approved products available for use in AMD, with the potential for an approval of additional treatments during our clinical trial, it may be difficult to recruit patients into our clinical trial. Additionally, for those patients that are enrolled in our clinical trial, it may be difficult to keep them enrolled for further treatments or follow-up, especially if they have other treatment options and/or suspect that they have received a placebo. This challenge may delay the recruitment of patients into our clinical trial. Due to this recruitment challenge and existing products, we have chosen to perform the clinical trial in Central and Eastern Europe, which may be costly and time consuming. A delay in completing our required confirmatory Phase III clinical trial would delay the regulatory approval of our NDA, if approved at all, which would likely require additional funding and substantially harm our business.

Even though we recently raised $8.0 million in May 2005, we have $15.0 million available to us under the March 2005 Debt Agreement, and we previously raised $10.3 million in April 2004 and entered into a Collaboration and Securities Purchase Agreement which may provide up to an additional $4.0 million in equity capital to support our cardiovascular program, we will need additional funds to support the significant costs associated with completing another clinical trial, and to support our ongoing operations, and if we fail to obtain additional funding, we may be forced to significantly scale back or cease operations.

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
•
Our ability to meet our obligations under the December 2002 Debt Agreement, August 2003 Debt Agreement, the Securities Purchase Agreement and Collaboration Agreement with Guidant, and the March 2005 Debt Agreement;

•	Our ability to receive future equity investments from Guidant by meeting the milestones established under our Collaboration Agreement;
•	The viability of PHOTREX for future use;
•	Our ability to raise equity financing or use common stock for employee and consultant compensation;
•	Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
•	Our ability to file and maintain IND's for new drug and disease indications;
•	The pace of scientific progress and the magnitude of our research and development programs;
•	The scope and results of preclinical studies and clinical trials;

•	The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	The costs involved in any potential litigation;
•	Competing technological and market developments; and
•	Our dependence on others for development and commercialization of our potential products.

The March 2005 Lender’s obligation to fund each borrowing request is subject to material conditions described in the March 2005 Debt Agreement. In addition, the March 2005 Lender may terminate its obligations under the March 2005 Debt Agreement at any time if Miravant, in the reasonable judgment of the March 2005 Lender, is not meeting its business objectives and is subject to negative covenants and other restrictions. If we are able to continue to borrow under the March 2005 Debt Agreement, executive management believes that as long as our debt is not accelerated, then we have the ability to conserve cash required for operations through December 31, 2006. If the funding from the March 2005 Debt Agreement and/or additional funding is not available when needed, we believe that depending on the amount of borrowings received under the March 2005 Debt Agreement we may have cash required for operations through December 31, 2005 assuming the delay or reduction in scope of one or more of our research and development programs and adjusting, deferring or reducing salaries of employees and by reducing operating facilities and overhead expenditures.

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

We have incurred significant losses since our inception in 1989 and, as of March 31, 2005, had an accumulated deficit of approximately $216.6 million. In each of the last three years, we have increased our borrowings through the sale of various debt instruments in order to sustain our business operations. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years, and we believe we will be required to obtain substantial additional debt or equity financing to fund our operations during this time as we seek to achieve a level of revenues sufficient to support our anticipated cost structure. Our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on the standards of the Public Company Accounting Oversight Board (United States), our viability as a going concern is in question.

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

We may rely on third parties to assist us with the regulatory process for the IND's and NDA, if needed, and to conduct additional clinical trials on our products, and if these resources fail, our ability to complete the NDA review process or successfully complete clinical trials will be adversely affected and our business will suffer.

To date, we have limited experience in conducting clinical trials. We have relied on Parexel International, a large clinical research organization, or CRO, as well as numerous other consultants, to assist in preparation of our IND's and our NDA, with respect to which the FDA issued an Approvable Letter for PHOTREX that outlined the conditions for final marketing approval, including a request for an additional confirmatory Phase III clinical trial. We have selected Kendle International, Inc., or Kendle, a leading international CRO with locations throughout Europe, to conduct our confirmatory Phase III clinical trial for PHOTREX in AMD. Additionally, we relied on Pharmacia, our former corporate partner, and Inveresk, Inc., formerly ClinTrials Research, Inc., a CRO, to complete our Phase III AMD clinical trials and we currently rely on a Parexel International for our Phase II dermatology clinical trials. We will need to rely on Kendle and other consultants and third parties to complete the conditions of the Approvable Letter and amend the NDA submission and for review by the FDA.

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

We are aware of various competitors involved in the AMD and photodynamic therapy sectors. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sectors include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharm Inc., or Axcan, Eyetech Pharmacueticals Inc., or Eyetech, Pharmacyclics, Genetech, Inc., Alcon, Inc., and Allergan, Inc. In AMD, QLT's drug Visudyne® has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Eyetech received marketing approval for its Macugen® treatment for AMD in December 2004 and expects to begin co-marketing their product with Pfizer, Inc. in the beginning of 2005. Genetech, Inc. and Alcon, Inc. are both completing Phase III clinical trials. Other laser, surigical or pharmaceutical treatments for AMD also may compete against us.

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

All of our drug and device products currently under development will require extensive preclinical studies and/or clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products have completed testing for efficacy or safety in humans and none of our products, including PHOTREX, have been approved for any purpose by the FDA. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

•	Our ability to demonstrate to the FDA that our products are safe and efficacious;
•	Our products may not be as efficacious as our competitors' products;
•	Our ability to successfully complete the testing for any of our compounds within any specified time period, if at all;
•	Clinical outcomes reported may change as a result of the continuing evaluation of patients;
•	Data obtained from preclinical studies and clinical trials are subject to varying interpretations which can delay, limit or prevent approval by the FDA or other regulatory authorities;
•	Problems in research and development, preclinical studies or clinical trials that will cause us to delay, suspend or cancel clinical trials; and

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

From time to time and in particular over the past 14 months, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From March 31, 2004 to May 9, 2005, our Common Stock price, per OTCBB closing prices, has ranged from a high of $4.10 to a low of $0.54.

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

In addition, our charter authorizes our Board of Directors to issue shares of undesignated preferred stock without stockholder approval on terms that the Board may determine. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect their rights and powers, including voting rights. Additionally, pursuant to the certificate of designation for our Series A-1 Preferred Stock, we are restricted from taking certain actions without obtaining the prior approval of at least two-thirds (2/3) of the then outstanding shares of Series A-1 Preferred Stock voting together as a separate class, and are also restricted from taking certain actions without obtaining the prior approval of at least a majority of the then outstanding shares of Series B Preferred Stock, voting together as a separate class. These restrictions include, but are not limited to, limitations on our ability to make repurchases of our capital stock, limitations on our ability to declare dividends or pay distributions, and limitations on our ability to enter into a business combination transaction. Moreover, the issuance of additional preferred stock may make it more difficult or may discourage another party from acquiring voting control of us.

We are exposed to risks from recent legislation requiring companies to evaluate and maintain internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting, beginning in fiscal year 2006, based on our current aggregate market value of voting stock held by non-affiliates, as measured on June 30, 2005. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In addition, it is difficult for management or our independent auditors to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting. This results in a heightened risk of unexpected delays to completing the project on a timely basis. In the event that our chief executive officer, chief financial officer or independent auditors determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Miravant may be adversely affected and could cause a decline in the market price of our stock.

Recent changes in the accounting treatment of stock options could have a negative impact on our financial statements and possibly cause our stock price to decline.

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 123(R), "Share-Based Payments", or Statement No. 123(R), which includes proposed rule changes requiring companies to expense the fair value of employee stock options and other forms of stock-based compensation. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States, but do not record a charge for employee stock option expense in the reported financial statements. Once we are required to comply with Statement No. 123(R), as of January 1, 2006 our financial results will be negatively impacted, which could in turn lead to a decline in our stock price.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits	Description

		Exhibit 31.1	Certification Of Chief Executive Officer Pursuant To Section 13(A) Or 15(D) Of The Securities Exchange Act Of 1934As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

		Exhibit 31.2	Certification Of Chief Financial Officer Pursuant To Section 13(A) Or 15(D) Of The Securities Exchange Act Of 1934As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

		Exhibit 32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

		Exhibit 10.1	Note and Warrant Purchase Agreement dated March 7, 2005 (incorporated by reference from the Registrant’s Form 8-K dated March 7, 2005 (File No. 0-25544)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Miravant Medical Technologies

Date:	May 13, 2005	By: /s/ John M. Philpott
John M. Philpott
Chief Financial Officer
(on behalf of the Company and as
Principal Financial Officer and
Principal Accounting Officer)