Form 10-Q
period 2005-09-30
MIRAVANT MEDICAL TECHNOLOGIES
filed 2005-11-14
CIK 933745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2005
Common Stock, $.01 par value	37,856,968

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

		Page

Item 1.	Condensed Consolidated Financial Statements

	Condensed consolidated balance sheets as of September 30, 2005
	(unaudited) and December 31, 2004	3
	Condensed consolidated statements of operations for the three and
	nine months ended September 30, 2005 and 2004 (unaudited)	4
	Condensed consolidated statement of stockholders’ equity (deficit)
	for the nine months ended September 30, 2005 (unaudited)	5
	Condensed consolidated statements of cash flows for the nine
	months ended September 30, 2005 and 2004 (unaudited)	6
	Notes to condensed consolidated financial statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 5.	Other Information	48

Item 6.	Exhibits	50

	Signatures	51

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                                     MIRAVANT MEDICAL TECHNOLOGIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Assets	September 30, 2005	December 31, 2004
Current assets:	(Unaudited)
Cash and cash equivalents	$3,863,000	$3,112,000
Marketable securities	—	2,987,000
Deferred clinical expenses	237,000	—
Prepaid expenses and other current assets	331,000	314,000
Total current assets	4,431,000	6,413,000

Property, plant and equipment:
Vehicles	28,000	28,000
Furniture and fixtures	1,329,000	1,393,000
Equipment	4,447,000	4,525,000
Leasehold improvements	124,000	2,720,000
	5,928,000	8,666,000
Accumulated depreciation	(5,567,000)	(8,541,000)
	361,000	125,000

Patents, net	824,000	898,000
Other assets	115,000	73,000
Total assets	$5,731,000	$7,509,000

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,069,000	$1,352,000
Accrued payroll and expenses	609,000	506,000
Current portion of convertible debt	3,454,000	—
Total current liabilities	6,132,000	1,858,000

Long-term liabilities:
Convertible debt:
Fair value of convertible debt	6,974,000	10,317,000
Deferred financing costs and beneficial conversion value	(2,540,000)	(2,684,000)
Total long-term liabilities	4,434,000	7,633,000

Stockholders’ equity (deficit):
Preferred stock, 30,000,000 shares authorized: Series A preferred stock 1,112,966 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively; liquidation preference of $2.70 per share over common stockholders and Series B preferred stockholders	2,924,000	2,924,000
Series B preferred stock 8,000,000 shares issued and outstanding at September 30, 2005 and none at December 31, 2004; liquidation preference of $1.00 over common stockholders	6,069,000	—
Common stock, 75,000,000 shares authorized; 37,625,300 and 36,718,605 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	211,416,000	208,508,000
Notes receivable from officers	(274,000)	(524,000)
Accumulated deficit	(224,970,000)	(212,890,000)
Total stockholders’ equity (deficit)	(4,835,000)	(1,982,000)
Total liabilities and stockholders’ equity (deficit)	$5,731,000	$7,509,000
See accompanying notes.

MIRAVANT MEDICAL TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$—	$—	$—	$—

Costs and expenses:
Research and development	2,050,000	1,862,000	7,177,000	5,769,000
General and administrative	964,000	1,144,000	3,562,000	4,456,000
Total costs and expenses	3,014,000	3,006,000	10,739,000	10,225,000

Loss from operations	(3,014,000)	(3,006,000)	(10,739,000)	(10,225,000)

Other income (expense):
Interest and other income	74,000	36,000	171,000	80,000
Interest expense	(547,000)	(511,000)	(1,545,000)	(2,567,000)
Gain on sale of property, plant and equipment	1,000	37,000	33,000	72,000
Total other expenses	(471,000)	(438,000)	(1,341,000)	(2,415,000)

Net loss	$(3,485,000)	$(3,444,000)	$(12,080,000)	$(12,640,000)
Net loss per share - basic and diluted	$(0.09)	$(0.10)	$(0.32)	(0.40)
Shares used in computing net loss per share	37,511,524	35,261,531	37,237,312	31,866,397

See accompanying notes.

MIRAVANT MEDICAL TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICT)
(Unaudited)

	Preferred Stock		Common Stock		Notes Receivable from	Accumulated
	Shares	Amount	Shares	Amount	Officers	Deficit	Total
Balance at January 1, 2005	1,112,966	$2,924,000	36,718,605	$208,508,000	$(524,000)	$(212,890,000)	$(1,982,000)
Comprehensive loss:
Net loss	—	—	—	—	—	(12,080,000)	(12,080,000)
Total comprehensive loss							(12,080,000)
Issuance of preferred stock at $1.00 per share, net of issue costs	8,000,000	6,069,000	—	—	—	—	6,069,000
Warrant valuation	—	—	—	2,225,000	—	—	2,225,000
Issuance of shares for stock awards and stock option exercises	—	—	536,146	332,000	—	—	332,000
Repayments on officer notes, net of reserve for officer notes…………….	—	—	—	—	300,000	—	300,000
Issuance of shares for interest payments on debt, net of deferred financing costs	—	—	370,549	351,000	—	—	351,000
Non-cash interest on officer notes	—	—	—	—	(50,000)	—	(50,000)
Balance at September 30, 2005	9,112,966	$8,993,000	37, 625,300	$211,416,000	$(274,000)	$(224,970,000)	$(4,835,000)

See accompanying notes.

MIRAVANT MEDICAL TECHNOLOGIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
		Nine months ended September 30,
Operating activities:		2005	2004
	Net loss	$ (12,080,000)	$ (12,640,000)
	Adjustments to reconcile net loss to net cash used by operating
	activities:
	Depreciation and amortization	181,000	205,000
	Amortization of deferred compensation	—	89,000
	Write-off and reserve for patents	139,000	33,000
	Gain on sale of equipment	(33,000)	(68,000)
	Stock awards and restricted stock grants	331,000	548,000
	Non-cash interest, warrant valuation and amortization of deferred financing costs on long-term debt	1,315,000	2,540,000
	Provision for employee and officer loans, net of non-cash interest on related loans	249,000	9,000
	Changes in operating assets and liabilities:
	Prepaid expenses and other assets	(295,000)	(125,000)
	Accounts payable and accrued payroll	820,000	(286,000)
	Net cash used in operating activities	(9,373,000)	(9,695,000)

Investing activities:
	Purchases of patents	(145,000)	(266,000)
	Purchases of marketable securities	(8,131,000)	(3,106,000)
	Proceeds from the sale of marketable securities	11,118,000	—
	Proceeds from the sale of property, plant and equipment	42,000	98,000
	Purchases of property, plant and equipment	(346,000)	(51,000)
	Net cash provided by (used in) investing activities	2,538,000	(3,325,000)

Financing activities:
	Proceeds from the sale of Common Stock	—	10,269,000
	Proceeds from convertible note arrangements	—	2,000,000
	Proceeds from sale of Preferred Stock, net of issuance costs	7,581,000	2,924,000
	Proceeds from issuance of common stock and exercise of warrants and stock options	1,000	1,815,000
	Payments of deferred financing costs	4,000	—
	Proceeds from repayment of note to officers	—	128,000
	Net cash provided by financing activities	7,586,000	17,136,000

N	Net increase in cash and cash equivalents	751,000	4,116,000
	Cash and cash equivalents at beginning of period	3,112,000	1,030,000
S	Cash and cash equivalents at end of period	$ 3,863,000	$ 5,146,000

Supplemental disclosures:
Cash	Cash paid for:
	State taxes	$ 3,000	$ 3,000
	Interest	$ —	$ 1,000
Supplemental disclosure on non-cash transaction:
During the nine months ended September 30, 2005, the Company issued 370,539 shares of Common Stock in payment of $351,000 in interest obligations related to long term debt agreements and issued 258,822 shares or payment of $117,000 in consulting services provided by the former Chief Executive Officer under a consulting agreement.
See accompanying notes.

MIRAVANT MEDICAL TECHNOLOGIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The information contained herein has been prepared in accordance with Rule 10-01 of Regulation S-X. The information at September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Miravant Medical Technologies Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Miravant Medical Technologies, or Miravant or the Company, is engaged in the research and development of drugs and medical device products for use in PhotoPoint’ PDT, the Company’s proprietary technologies for photodynamic therapy. The Company is located in Santa Barbara, California.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2005, the Company had an accumulated deficit of $225 million and expects to continue to incur substantial, and possibly increasing, operating losses for the next few years due to continued spending on research and development programs, the costs associated with an additional confirmatory Phase III clinical trial related to the Company’s New Drug Application, or NDA, for PHOTREX™ (formerly known as PhotoPoint® SnET2) for the treatment of wet age-related macular degeneration, or AMD, the funding of pre-clinical studies, clinical trials and regulatory activities and the costs of manufacturing and administrative activities. The Company also expects these operating losses to fluctuate relative to its ability to fund the research and development programs as well as the operating expenses of the Company.

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

Executive management and the Board of Directors continue to carefully monitor the Company’s spending in research and development and the pre-clinical studies and clinical trials of its products. The cost of the additional confirmatory Phase III clinical trial currently in progress and any other requirements the Company will need to complete in order to satisfy the conditions of the Approvable Letter from the U.S. Food and Drug Administration, or FDA, including amending the NDA and obtaining related requisite regulatory approval, commencing pre-commercialization activities prior to receiving regulatory approval, and successfully completing the development of the Company’s cardiovascular program under its collaboration with Guidant Corporation, or Guidant, will require substantial expenditures. If requisite regulatory approval is obtained, then substantial additional financing will be required for the manufacture, marketing and distribution of PHOTREX™ in order to achieve a level of revenues adequate to support the Company’s cost structure.

As a result of the Company’s most recent financing completed in May 2005 (see Note 6), pursuant to a Series B Convertible Preferred Stock Agreement, or the May 2005 Preferred Stock Agreement, executive management and the Board of Directors believe that as long as payment of its outstanding debt is not accelerated and if the Company has the ability to borrow under the March 2005 Note and Warrant Purchase Agreement, or the March 2005 Debt Agreement (see Note 5), then the Company has the ability to conserve cash required for operations through December 31, 2006. Under the Company's current financial condition and its current stock price, funding from the March 2005 Debt Agreement may not be available based on the terms and conditions of the agreement. As such, under the Company's current spending plans if alternative funding is not available when needed, the executive management and the Board of Directors believe that depending on the amount borrowed under the March 2005 Debt Agreement, if any, the Company only has available cash through December 31, 2005 without deferring certain general overhead expenses. There can be no assurance that we will be successful in obtaining additional financing or that financing will be available on favorable terms.

Executive management and the Board of Directors are currently in discussions regarding raising additional funding to support operations through corporate collaborations or partnerships, licensing of PHOTREX or the cardiovascular assets. There can be no assurance that the Company will be successful in obtaining additional financing, from license arrangements or otherwise, or that financing will be available on favorable terms.

The Company is currently authorized to issue up to 75,000,000 shares of Common Stock and up to 30,000,000 shares of Preferred Stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of shares of undesignated preferred stock without any future vote or action by the shareholders. As of November 7, 2005, there were 37,856,968 shares of Common Stock issued and outstanding; approximately 10,430,000 shares of Common Stock reserved for issuance pursuant to the conversion of outstanding debt and payment of related interest; 5,072,578 shares of Common Stock reserved for issuance pursuant to our equity compensation plans; 21,780,750 shares of Common Stock reserved for issuance pursuant to outstanding warrants, of which the Common Stock underlying the warrants for 11,775,000 shares are unregistered and unauthorized; 1,112,966 shares of Series A Preferred Stock issued and outstanding which is convertible into 1,112,966 shares of Common Stock; 8,000,000 shares of Series B Preferred Stock issued and outstanding which is convertible into 8,000,000 shares of Common Stock; and 75,000 shares of Series B Junior Participating Stock authorized and reserved for issuance.

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

Marketable securities consisted of short-term, interest-bearing corporate bonds. The Company has established investing guidelines relative to concentration, maturities and credit ratings designed to maintain safety and liquidity.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 2004, all marketable securities were classified as “available-for-sale”. Available-for-sale securities and investments are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned. Declines in value determined to be other-than-temporary on available-for-sale securities are listed separately as a non-cash loss in investment in the condensed consolidated financial statements.

3.	Comprehensive Loss

For the nine months ended September 30, 2005 and 2004, comprehensive loss was $12.1 million and $12.6 million, respectively. There was no difference between net loss and comprehensive loss for the nine months ended September 30, 2005 and 2004.

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

In March 2005, the Company entered into a Note and Warrant Purchase Agreement with a private accredited investor, or the March 2005 Lender. This agreement, as amended in April 2005, is referred to in this report as the March 2005 Debt Agreement. The March 2005 Debt Agreement, as amended, allows the Company to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount under the March 2005 Debt Agreement is $15.0 million with the last available borrowing in July 2007, as amended in April 2005. The March 2005 Lender’s obligation to fund each borrowing request is subject to material conditions described in the March 2005 Debt Agreement, and based on the Company's current financial condition and its stock price, borrowings from the March 2005 Debt Agreement may not be available. In addition, the March 2005 Lender may terminate its obligations under the March 2005 Debt Agreement at any time if the Company, in the reasonable judgment of the March 2005 Lender, is not meeting its business objectives. Miravant is subject to negative covenants and other restrictions under the March 2005 Debt Agreement. Each note and accrued interest, if any, can be convertible into shares of the Company’s Common Stock at a minimum conversion price of $1.00 per share or 125% of the average monthly closing price of the month preceding the conversion, whichever is greater. The notes earn interest quarterly at the prime rate plus three percent (3%) and at the Company’s option and subject to certain restrictions, the Company may make interest payments in cash or in shares of Common Stock. In connection with each borrowing under the March 2005 Debt Agreement, the Company will issue a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for each share of Common Stock to be issued upon conversion. The exercise price of each warrant will be equal to $1.00 per full share of Common Stock or 125% of the average monthly closing price of the month preceding the conversion, whichever is greater. Each warrant issued will terminate on December 31, 2013, unless previously exercised. The Company has also agreed to provide the March 2005 Lender certain registration rights in connection with this transaction.

Additionally, the Company extended the termination date to December 31, 2013 for all prior warrants issued to the March 2005 Lender. Warrants issued to purchase a total of 8,075,000 shares of Common Stock were extended, with original termination dates ranging from August 2007 through December 2008. In connection with the extension of the termination date of the warrants, the Company revalued each warrant and determined there was not a material change in value, as such no additional expense was recorded. As of September 30, 2005, there were no borrowings outstanding under the March 2005 Debt Agreement.

6.        Preferred Stock Agreement

In May 2005, the Company entered into an $8.0 million Series B Convertible Preferred Stock Agreement, or the May 2005 Preferred Stock Agreement, with three private accredited investors, or the Purchasers, resulting in net proceeds to the Company of approximately $7.6 million. Pursuant to the May 2005 Preferred Stock Agreement, the Company issued 8.0 million shares of a newly created Series B Preferred Stock, or the Series B Preferred. The shares of Series B Preferred are convertible, initially at a one-for-one ratio based on a purchase price of $1.00 per share, into shares of the Company’s Common Stock. The Company also issued a warrant to purchase one share of Common Stock for each share of Common Stock to be issued upon conversion. The exercise price of each warrant is $1.00 per share and the warrants expire May 3, 2010 and the Common Stock underlying the warrants for 8,000,000 shares is unregistered and unauthorized. The Company has allocated $1.5 million to the value of the warrants using the black-scholes valuation, which has been recorded as part of Common Stock on the balance sheet. The Company also granted the Purchasers registration rights with respect to the shares of Common Stock underlying the convertible Series B Preferred Stock and related warrants issued to the Purchasers.

In addition, in connection with the May 2005 Preferred Stock Agreement, which triggered certain anti-dilution provisions, the Company was required to issue warrants to the debt holders of the December 2002 Convertible Debt and Warrant Agreement and certain debt holders of the August 2003 Convertible Debt and Warrant Agreement. The warrants issued in connection with these anti-dilution adjustments will be for the purchase of a total of 3,775,000 shares of Common Stock of the Company, at an exercise price of $1.00 and will expire December 31, 2013. The Common Stock underlying the warrants for 3,775,000 shares is unregistered and unauthorized. In addition, based on a black-scholes valuation, the Company determined the total value of these anti-dilution warrants to be $713,000, which will be amortized over the remaining term of the applicable debt agreement. As of September 30, 2005, the Company had recorded $105,000 of amortization expense related to the anti-dilution warrants.

7.        Kendle Contract

In June 2005, the Company finalized its agreement with Kendle, a leading international clinical research organization, to conduct its confirmatory Phase III clinical trial for PHOTREX in AMD. The Company had previously paid Kendle $350,000 related to this service agreement and upon the execution of the agreement approximately $400,000 was due and paid. The Company will be required to make monthly payments of approximately $125,000 per month over the term of the clinical trial, with various milestone payment amounts due on the first and last patient enrolled, at the one year analysis and upon receipt of the final clinical study report. The Company is also responsible for payment of out-of-pocket costs incurred by Kendle, as well as payments made by them to the clinical sites for patient treatments and ancillary costs incurred. The Company has incurred, through billings by Kendle, approximately $264,000 in out-of-pocket expenses related to the clinical trial through September 30, 2005. The agreement includes a provision allowing it to be terminated due to clinical efficacy or safety issues at any time with any expenses and services incurred by Kendle, as of the date of termination, to be paid by the Company. The Company is amortizing the Kendle service fees over the estimated length of the service agreement and has recorded $1.0 million of service fees as of September 30, 2005.

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

If the Company had elected to recognize stock compensation expense based on the fair value of the options granted at the grant date for its stock-based compensation plans consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have increased to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(3,485,000)	$(3,444,000)	$(12,080,000)	$(12,640,000)
Pro forma stock-based employee compensation cost under SFAS No. 123	(112,000)	(173,000)	(397,000)	(612,000)
Pro forma net loss	$(3,597,000)	$(3,617,000)	$(12,477,000)	$(13,252,000)

Loss per share - basic and diluted:
As reported	$(0.09)	$(0.10)	$(0.32)	$(0.40)
Pro forma	$(0.10)	$(0.10)	$(0.34)	$(0.42)

9.	Reclassifications

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
CONDITION AND RESULTS OF OPERATIONS

This section of the Annual Report on Form 10-Q contains forward-looking statements, which involve known and unknown risks and uncertainties. These statements may be identified by the use of words such as “may,”“will,”“should,”“potential,”“expects,”“anticipates,”“intends,”“plans,”“believes” and similar expressions. These statements are based on our current beliefs, expectations and assumptions, and are subject to a number of risks and uncertainties, including but not limited to statements regarding: our ability to raise funds to continue operations; our ability to complete the Phase III confirmatory clinical trial for PHOTREX™ in AMD; our expectations regarding the parameters of the Phase II confirmatory clinical trial; our general beliefs concerning the efficacy and potential benefits of photodynamic therapy; our ability to successfully complete the conditions of the Approvable Letter as outlined by the U.S. Food and Drug Administration, or the FDA, relating to our New Drug Application, or NDA, submission for SnET2, which we have branded for ophthalmology indications as PHOTREX; the use of PHOTREX to treat wet age-related macular degeneration, or AMD; our ability to borrow under the $15.0 million March 2005 Convertible Debt and Warrant Purchase Agreement, or the March 2005 Debt Agreement; our ability to meet the covenants of the August 2003 Unsecured Convertible Debt and Warrant Purchase Agreement, or the August 2003 Debt Agreement; our ability to ultimately receive regulatory approval from the FDA for our NDA submission upon satisfactory completion of the contingencies outlined by the FDA in their Approvable Letter; the assumption that we will continue as a going concern; the impact of our recently implemented cost restructuring program; our ability to regain our listing status on Nasdaq or other national stock market exchanges; our plans to collaborate with other parties and/or license PHOTREX or our cardiovascular assets; our ability to meet the requirements of our July 2004 Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation; our ability to continue to retain employees under our current financial circumstances; our ability to use our laser and delivery devices in future clinical trials; our projected IND filings; our expected research and development expenditures; our patent prosecution strategy; and our expectations concerning the government exercising its rights to use certain of our licensed technology. Our actual results could differ materially from those discussed in these statements due to a number of risks and uncertainties including but not limited to: failure to obtain additional funding in a timely manner, if at all; our failure to comply with the covenants in our August 2003 Debt Agreement; or, to the extent we are unable to comply with these covenants, our ability to obtain waivers from these covenants, which could lead to a default under this agreement; a failure of our drugs and devices to receive regulatory approval; other parties declining to collaborate with us due to our financial condition or other reasons beyond our control; the failure of our existing laser and delivery technology to prove to be applicable or appropriate for future studies; our failure to obtain the necessary funding to further our research and development activities; and unanticipated changes by the government in its past practices by exercising its rights contrary to our expectations. For a more complete description of the risks that may impact our business, such as, our ability to obtain additional funding, our ability to establish new strategic collaborations, our operating losses, risks related to our industry and other forward-looking statements, see the “Risk Factors,” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our most advanced drug, PHOTREX™ (formerly known as PhotoPoint® SnET2), generic name rostaporfin, has completed two Phase III clinical trials for the treatment of wet age-related macular degeneration, or AMD. We submitted a New Drug Application, or an NDA, for PHOTREX, to the U.S. Food and Drug Administration, or the FDA, for its marketing approval on March 31, 2004 with a priority review designation. On September 30, 2004, we announced that the FDA had issued an Approvable Letter for our NDA submission for PHOTREX. The letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory Phase III clinical trial, as well as certain other requirements. We have received a Special Protocol Assessment with the FDA for the confirmatory placebo-controlled, randomized clinical trial, and have made the decision to conduct the clinical trial at investigational sites in the United Kingdom and Central and Eastern Europe. In addition, we had selected Kendle International, Inc., an international clinical research organization, or CRO, to manage the clinical trial. We commenced enrolling patients in the confirmatory Phase III clinical trial in September 2005. Even though the FDA has issued an Approvable Letter, the FDA may not ultimately approve our NDA for PHOTREX. The clinical trial and approval process will take a significant amount of cost and time, and FDA approval, if any, is contingent upon satisfying safety and efficacy requirements.

We have been unprofitable since our founding and have incurred a cumulative net loss of approximately $225 million as of September 30, 2005. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years. We believe we will be required to obtain substantial additional debt or equity financing to fund our operations until we achieve a level of revenues sufficient to support our anticipated cost structure. Our independent registered public accounting firm, Ernst & Young LLP, has indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on the standards of the Public Company Accounting Oversight Board (United States), our viability as a going concern is in question.

In July 2005, we implemented a significant cost restructuring program. This cost restructuring program included a detailed evaluation of all of our research programs and operating costs. Based on the results of this evaluation, the Board of Directors concluded that a reduction in staff was necessary, as well as an overall salary decrease for some of the remaining employees and executives. In addition, for additional cost savings, we relocated our corporate offices to a smaller and less costly facility. The initial results of the cost restructuring program are expected to reduce our monthly payroll and overhead cash expenditures significantly and the intention is to keep these costs at these lower levels, until certain milestones are met and additional funding is obtained.

We continue to closely monitor all costs to be incurred for our research and development, preclinical studies, clinical trials and general corporate activities. Our ability to achieve and sustain profitability depends upon our ability, alone or with others, to receive regulatory approval on our NDA submission for PHOTREX in AMD, to successfully complete the development of our proposed products, obtain the required regulatory clearances and manufacture and market our proposed products. No revenues have been generated from commercial sales of PHOTREX and only limited revenues have been generated from sales of our devices. Our ability to achieve significant levels of revenues within the next few years is dependent on the timing of receiving regulatory approval, if at all, for PHOTREX in AMD and our ability to establish a collaboration with a corporate partner or other sales organization to commercialize PHOTREX once regulatory approval is received, if at all. Our revenues to date have consisted of license reimbursements, grants awarded, royalties on our devices, sales of PHOTREX bulk active pharmaceutical ingredient, or bulk API, milestone payments, payments for our devices, and interest income. We do not expect any significant revenues until we have received regulatory approval and commenced commercial sales of PHOTREX, or have established a collaborative partnering agreement. Our significant funding activities over the last eighteen months have consisted of the following:

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

•	A $10.3 million equity investment completed in April 2004; and
•	Warrant exercises through November 7, 2005 providing proceeds of approximately $1.5 million.

As a result of our most recent financing completed in May 2005 pursuant to a Series B Convertible Preferred Stock Agreement, or the May 2005 Preferred Stock Agreement, executive management and the Board of Directors believe that as long as payment of our outstanding debt is not accelerated and if we are able to continue to borrow under the March 2005 Note and Warrant Purchase Agreement, as amended, or the March 2005 Debt Agreement, then we have the ability to conserve cash required for operations through December 31, 2006. Under our current financial condition and our current stock price, funding from the March 2005 Debt Agreement may not be available based on the terms and conditions of the agreement. As such, under our current spending plans if alternative funding is not available when needed, we believe that depending on the amount borrowed under the March 2005 Debt Agreement, if any, we only have available cash through December 31, 2005 without deferring certain general overhead expenses. We are currently in discussions regarding raising additional funding to support our operations through corporate collaborations or partnerships, licensing of PHOTREX or our cardiovascular assets . There can be no assurance that we will be successful in obtaining additional financing, from license arrangements or otherwise, or that financing will be available on favorable terms.

Ongoing Operations

We have continued our scaled back efforts in research and development and are focused on our preclinical studies and clinical trials of our products for AMD and cardiovascular disease. Our primary efforts in 2005 have focused on the preparation for the confirmatory Phase III clinical trial, which enrollment began in September 2005. In 2004 our primary efforts focused on preparing and submitting our NDA for marketing approval in AMD for PHOTREX. We expect over the next year or so, our likely activities and costs to consist of the following:

•	Costs associated with the confirmatory Phase III clinical trial for AMD based on the Approvable Letter from the FDA, which enrollment began in September;
•	Development activities in preparation for an Investigational New Drug application, or IND, and Phase I clinical trial for our cardiovascular program; and
•	Activities related to drug and device manufacturing in support of the confirmatory Phase III clinical trial for AMD and in preparation of our cardiovascular Phase I clinical trial.

The level of effort extended for each of these activities will depend on available funding and resources. If requisite regulatory approval is obtained for PHOTREX, substantial additional funding will be required to support the manufacture, marketing and distribution activities required to generate revenues at a level that adequately supports our cost structure.

Ophthalmology

In ophthalmology, our primary focus through March 31, 2004 had been the preparation of our NDA for submission for marketing approval of PHOTREX, a new drug for the treatment of AMD. The NDA was submitted on March 31, 2004 and on September 30, 2004, we announced that the FDA had issued an Approvable Letter for our NDA submission for PHOTREX. The Approvable Letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory Phase III clinical trial, as well as certain other requirements. In September 2005 enrollment began in the additional confirmatory Phase III clinical trial. We had previously announced that we would conduct the confirmatory Phase III clinical trial in the United Kingdom and Central and Eastern Europe based on a Special Protocol Assessment by the FDA. Kendle International Inc., an international clinical research organization, is managing the clinical trial. The clinical trial is designed to evaluate AMD patients with both classic and occult choroidal neovascularization (CNV lesions). Currently, we expect the study to be conducted at up to 50 investigational sites. We plan to conduct a primary efficacy endpoint analysis at twelve months (one year after initial treatment), and expect a total of approximately 650 patients to be analyzed.

The competitive PDT drug Visudyne (QLT, Inc. and Novartis) has been approved as a treatment for AMD, specifically predominantly classic lesions, since April 2002 and is currently in widespread use in the U.S. and internationally. In January 2005, Macugen® was introduced to the market by Eyetech Pharmaceuticals, Inc. and is being co-marketed with Pfizer, Inc. Macugen is the first anti-angiogenic drug approved for the treatment of wet AMD, and involves a series of injections directly into the eye. The FDA approved Macugen for both classic and occult lesions, which we believe will increase the overall number of patients seeking treatment for wet AMD. In July 2005, Genentech, Inc. announced the results of their Phase III clinical trial in AMD for their lead drug, Lucentis. Their results appeared to have superior efficacy versus placebo and other currently approved technologies. The Macugen and Lucentis treatments are considered competitive to each other and to PDT and are also considered potentially complementary technologies to PDT.

We believe that the technology of PDT will continue to be utilized as a component of first-line therapy for wet AMD, either stand-alone or in combination with steroids and newer anti-angiogenic drugs. In addition to conducting the confirmatory Phase III clinical trial to be conducted in central and Eastern Europe, we currently plan to initiate combination studies of PHOTREX with other drug agent(s) in the United States.

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

We are in the process of conducting preclinical pharmacology and toxicology studies using our lead cardiovascular drug candidate, MV0633. Pending the outcome of our preclinical studies, financial considerations, and other factors, we are planning to prepare an IND in cardiovascular disease for MV0633 in 2006. The timing of the IND is dependent on numerous factors, including preclinical results, pharmacology and toxicology results, available funding and other resources. In July 2004, we entered into a Collaboration Agreement with Guidant Corporation, or Guidant, to develop MV0633 for cardiovascular diseases. In connection with the Collaboration Agreement, we are required to file the IND in order to avoid penalties and to receive continued funding from Guidant.

As a result of our preclinical studies in cardiovascular disease, we evaluated the use of PhotoPoint PDT for the prevention and/or treatment of vascular access graft disease. Synthetic arteriovenous, or AV, grafts are placed in patients with End Stage Renal, or Kidney, Disease to provide access for hemodialysis. While these grafts are critical to the health of the patient, their functional lifetime is limited due to stenosis, or narrowing, caused by cell overgrowth in the vein. We have held discussions with the FDA regarding initiation of a Phase II clinical trial, but we have not initiated any Phase II clinical trials in this area. This program will not advance until we have available funding and/or a collaborative partner.

Dermatology

In our dermatology program, we use a topical gel formulation to deliver MV9411, a proprietary photoreactive drug, directly to the skin. We believe that PhotoPoint PDT may be potentially useful to treat a number of dermatological, or skin, disorders. One of these is plaque psoriasis, a chronic skin condition involving abnormal proliferation of the epidermis, or outer layer of the skin, that causes inflamed and scaly skin plaques. We are investigating PhotoPoint drug MV9411 in a topical gel formulation for this disease indication. In July 2001, we successfully completed a Phase I dermatology clinical trial of MV9411, and in January 2002, commenced a Phase II dose-escalation clinical trial for the treatment of psoriatic plaques. We are now in the process of closing the Phase II clinical trial. This program will not advance until we have available funding and/or a collaborative partner.

Oncology

In our oncology research program, we have completed numerous preclinical studies in solid tumors to target tumor cells and tumor neovasculature. Cancer is a large group of diseases characterized by uncontrolled growth and spread of tumor cells with the associated growth of new blood vessels, or neovascularization. The focus of our preclinical research has been to evaluate the utility of PhotoPoint PDT as a stand-alone treatment or as a combination therapy with experimental or conventional therapies. Currently, our research efforts focus on the use of PhotoPoint PDT in treating cancers such as those of the brain, breast, lung and prostate. We have an existing oncology IND for SnET2, which is currently inactive, and under which we may choose to submit protocols for clinical trials in the future. This program will not advance until we have available funding and/or a collaborative partner.

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

Program	Description/Indication	Phase of Development	Estimated date of Phase
Ophthalmology	AMD (PHOTREX)	Confirmatory Phase III clinical trial	On-going
	New drug compounds	Research studies	Completed
Cardiovascular disease	VP and Restenosis (MV0633 and other compounds)	Continuation of Preclinical studies and IND submission	2006
	AV Graft (MV2101)	Preclinical studies	Suspended **
Dermatology	Psoriasis (MV9411)	Inactive IND	Suspended **
Oncology	Tumor Research (MV 6401)	Inactive IND	Suspended **

** The decision and timing of whether these programs will continue will depend on a number of factors, but is primarily dependent on our ability to obtain additional financing or to obtain new collaborative partners to help fund the program.

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

Results of Operations

Revenues. We had no revenues for the three and nine months ended September 30, 2005 and 2004.

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

Research and Development. Research and development costs are expensed as incurred. Research and development expenses are comprised of direct and indirect costs. Direct costs consist of costs incurred by outside providers and consultants for pre-clinical studies, clinical trials and related clinical drug and device development and manufacturing costs, drug formulation expenses, NDA preparation services and other research and development expenditures. Indirect costs consist of internally generated costs from salaries and benefits, overhead and facility costs, and other support services. Our research and development expenses for the nine months ended September 30, 2005 increased to $7.2 million compared to $5.8 million for the same period in 2004. Research and development expenses increased to $2.1 million for the three months ended September 30, 2005 compared to $1.9 million for the same period in 2004. The increase in research and development expenses for the nine months ended September 30, 2005 compared to the same period in 2004 is specifically related to the activities associated with the preparation and commencement of the confirmatory Phase III clinical trial for PHOTREX in AMD and costs related to our cardiovascular program. Research and development expenses for the three and nine months ended September 30, 2005 and 2004 related primarily to payroll, payroll taxes, employee benefits and allocated operating costs. Additionally, the Company incurred research and development expenses for the 2005 three and nine month periods for:

•	Preparation and commencement of the confirmatory Phase III clinical trial for PHOTREX in AMD;
•	Preclinical pharmacology and toxicology studies and preparation of an IND for MV0633 in the cardiovascular program; and
•	Work associated with the development of new devices, delivery systems, drug compounds and formulations for the cardiovascular programs.

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

	Research and Development Expenses
	Three months ended September 30,		Nine months ended September 30,
Program	2005	2004	2005	2004
Direct costs:
Ophthalmology	$434,000	$439,000	$2,231,000	$1,596,000
Cardiovascular disease	571,000	405,000	1,286,000	501,000
Dermatology	(25,000)	5,000	9,000	52,000
Total direct costs	$980,000	$849,000	$3,526,000	$2,149 ,000

Indirect costs	1,070,000	1,013,000	3,561,000	3,620,000
Total research and development costs	$2,050,000	$1,862,000	$7,177,000	$5,769,000

Ophthalmology. For the nine months ended September 30, 2005, our direct ophthalmology program costs have increased to $2.2 million from $1.6 million for the nine months ended September 30, 2004. For the three months ended September 30, 2005, our direct ophthalmology program costs have slightly decreased to $434,000 from $439,000 for the three months ended September 30, 2004. The increase from 2004 to 2005 relate to costs incurred for the ophthalmology program in 2005 that have consisted primarily of costs associated with the planning, set-up and commencement of the confirmatory Phase III clinical trial for PHOTREX, that includes costs incurred from consultants, contract research organizations and out-of-pocket expenses. Costs incurred for the ophthalmology program in 2004 have consisted of costs incurred from consultants and contract research organizations for assistance in the preparation and related follow-up work associated with our NDA filed and the commencement of pre-commercialization activities. We expect our ophthalmology costs to increase significantly during the remainder of 2005 as the confirmatory Phase III clinical trial progresses.

Cardiovascular Disease. For the nine months ended September 30, 2005, our direct cardiovascular disease program costs increased to $1.3 million from $501,000 for the same period in 2004. For the three months ended September 30, 2005, our direct cardiovascular disease program costs have increased to $571,000 from $405,000 for the same period in 2004. The increase from 2004 to 2005 reflects the results of a Collaboration Agreement entered into in July 2004 with Guidant Corporation, which requires us to develop MV0633 for restenosis, atherosclerosis and atherosclerotic vulnerable plaque cardiovascular diseases. This agreement provides partial funding for, and mandates milestones in the development process of MV0633. Research costs incurred for 2005 are comprised of preclinical pharmacology and toxicology study costs and other costs for the preparation of the IND and Phase I clinical trial. Research costs incurred for 2004 related primarily to the development and manufacturing activities for drug to be used in the preclinical studies and the preparation work for an IND and Phase I clinical trial. We expect to continue to incur an increase in development costs for this program due to the preparation of the IND and the Phase I clinical trial.

Dermatology. Though our efforts were minimal in dermatology, we did incur some costs for the nine months ended September 30, 2005. Our direct dermatology program costs decreased to $9,000 from $52,000 for the nine months ended September 30, 2004. For the three months ended September 30, 2005, our direct dermatology program costs have decreased to a negative $25,000 as a result of a reclassifications of expenses between quarters. Costs incurred in the dermatology program included expenses for drug development and drug formulation, internal and external preclinical study costs, and Phase I and Phase II clinical trial expenses. The decrease in 2005 as compared to the same period in 2004 is related to the completion of the Phase II clinical trial.

Indirect Costs. For the six months ended September 30, 2005, our indirect costs were $3.6 million which remained comparable to the same period in 2004. For the three months ended September 30, 2005, our indirect costs have increased to $1.1 million from $1.0 million for the same period in 2004. Generally, the increase in 2005 as compared to the same period in 2004 was attributed to an increase in overhead costs from a higher overhead cost allocation.

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

General and administrative. For the nine months ended September 30, 2005, our general and administrative expenses have decreased to $3.6 million from $4.5 million for the same period in 2004. For the three months ended September 30, 2005, general and administrative expenses decreased slightly to $1.0 million from $1.1 million for the same period in 2004. The decrease for the three and nine months ended September 30, 2005 is a direct result of the July 2005 cost restructuring plan, which included a decrease in payroll related expenses, professional services, overhead allocation and non-cash expenses such as stock compensation and depreciation. Expenses for the three and nine months ended September 30, 2004 related primarily to payroll related expenses, operating costs such as rent, utilities, professional services and insurance costs and non-cash expenses such as stock compensation and depreciation.

We expect future general and administrative expenses to remain consistent or decrease compared to the third quarter 2005 as a result of the cost restructuring program implemented in July 2005. However, they may fluctuate depending on available funds, the need to perform our own marketing and sales activities, the support required for research and development activities, the costs associated with potential financing and partnering activities, continuing corporate development and professional services, facility and overhead costs, and compensation expense associated with employee stock bonuses and stock options and warrants granted to consultants and expenses for general corporate matters.

Interest and Other Income. For the nine months ended September 30, 2005, interest and other income increased to $171,000 from $80,000 for the same period in 2004. For the three months ended September 30, 2005, interest and other income increased to $74,000 from $36,000 for the same period in 2004. The overall increase in interest and other income is directly related to the levels of cash and marketable securities earning interest and the rates of interest being earned. Interest and other income earned in 2005 and 2004 primarily represents interest earned on cash and marketable security balances as well as interest on employee and executive loans. The level of future interest and other income will primarily be subject to the level of cash balances we maintain from period to period and the interest rates earned.

Interest Expense. For the nine months ended September 30, 2005, interest expense significantly decreased to $1.5 million from $2.6 million for the same period in 2004. For the three months ended September 30, 2005, interest expense slightly increased to $547,000 from $511,000 for the same period in 2004. The decrease in 2005 compared to 2004 is primarily related to a decrease in the amortization of the beneficial conversion value from the February 2004 Debt Agreement and the August 2003 and 2002 Debt Agreements, which was incurred in 2004. Under Emerging Issues Task Force No. 98-5, or EITF No. 98-5, we were required to determine the beneficial conversion value for the August 2003 Debt Agreement and the December 2002 Debt Agreement. The beneficial conversion value represents the difference between the fair value of our Common Stock on the date of the first available conversion and the intrinsic value, which is the value of the 2003 Notes on an as converted assumption and the value of detachable warrants issued. The remaining beneficial conversion value from the August 2003 Debt Agreement and December 2002 Debt Agreement of $681,000 was amortized during the three months ended March 31, 2004. Additionally, a $300,000 beneficial conversion value associated with the February 2004 Debt Agreement was recorded and amortized during the three months ended March 31, 2004. These amounts were recorded as interest expense. The remaining interest expense for 2004 related to interest incurred on the outstanding debt from the December 2002 Debt Agreement and August 2003 Debt Agreement and the amortization of related deferred financing costs. Interest expense for the nine months ended September 30, 2005 primarily consisted of interest incurred from the outstanding debt and the amortization of deferred financing costs of $692,000 and $853,000, respectively. The level of interest expense in future periods could increase due to the compounding of interest from existing debt and from potential borrowings under the March 2005 Debt Agreement.

Gain on Sale of Assets. For the nine months ended September 30, 2005, the gain on sale of assets decreased to $33,000 from $72,000 for the same period in 2004. For the three months ended September 30, 2005, the gain on sale of assets decreased to $1,000 from $37,000 for the same period in 2004. The gain on sale of assets in 2005 and 2004 related to the gain on the sale of furniture and equipment. The decrease in 2005 compared to 2004, reflects decreases in the sale of excess furniture and equipment.

Liquidity and Capital Resources

Since inception through September 30, 2005, we have accumulated a deficit of approximately $225 million and expect to continue to incur substantial, and possibly increasing, operating losses for the next few years. We have financed our operations primarily through private placements of Common Stock and Preferred Stock, private placements of convertible notes and short-term notes, our initial public offering, a secondary public offering and credit arrangements. As of September 30, 2005, we have received proceeds from the sale of equity securities, convertible notes and credit arrangements of approximately $262.8 million. We do not anticipate achieving profitability in the next few years, as such we expect to continue to rely on external sources of financing to meet our cash needs for the foreseeable future. As of September 30, 2005, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on the standards of Public Company Accounting Oversight Board (United States), our viability as a going concern is in question.

In May 2005, we entered into an $8.0 million Series B Convertible Preferred Stock Agreement, or the May 2005 Preferred Stock Agreement, with three private accredited investors, or the Purchasers, resulting in net proceeds to us of approximately $7.6 million. Pursuant to the May 2005 Preferred Stock Agreement, we issued 8.0 million shares of a newly created Series B Preferred Stock, or the Series B Preferred. The shares of Series B Preferred are convertible, initially at a one-for-one ratio based on a purchase price of $1.00 per share, into shares of our Common Stock. We also issued a warrant to purchase one share of Common Stock for each share of Common Stock to be issued upon conversion. The exercise price of each warrant is $1.00 per share and the warrants expire May 3, 2010. We also granted the Purchasers registration rights with respect to the shares of Common Stock underlying the convertible Series B Preferred Stock and related warrants issued to the Purchasers. The warrant shares issued are currently unauthorized and unregistered. In addition, in connection with the May 2005 Preferred Stock Agreement, which triggered certain anti-dilution provisions, we have issued additional warrants to the debt holders of the December 2002 Convertible Debt and Warrant Agreement and certain debt holders of the August 2003 Convertible Debt and Warrant Agreement. The warrants issued in connection with these anti-dilution adjustments will be for the purchase of a total of 3,775,000 shares of our Common Stock, at an exercise price of $1.00 and will expire December 31, 2013. In addition, based on a black-scholes valuation, we determined the total value of these anti-dilution warrants to be $713,000, which will be amortized over the remaining term of the applicable debt agreement. These anti-dilution warrant shares are currently unauthorized and unregistered.

In March 2005, we entered into a Note and Warrant Purchase Agreement with a private accredited investor, or the March 2005 Lender. This agreement, as amended in April 2005, is referred to in this report as the March 2005 Debt Agreement. The March 2005 Debt Agreement allows the Company to borrow up to $1.0 million per month, with any unused monthly borrowings to be carried forward. The maximum aggregate loan amount under the March 2005 Debt Agreement is $15.0 million with the last available borrowing in July 2007, as amended in April 2005. As amended in April 2005, each note and accrued interest, if any, can be convertible into shares of our Common Stock at a conversion price of $1.00 per share or 125% of the average monthly closing price of the month preceding the conversion, whichever is greater. The notes earn interest quarterly at the prime rate plus three percent (3%) and at our option and subject to certain restrictions, we may make interest payments in cash or in shares of Common Stock. In connection with each borrowing under the March 2005 Debt Agreement, we will issue a warrant to purchase one-quarter (1/4) of a share of Miravant Common Stock for each convertible share of Common Stock to be issued upon conversion. As amended in April 2005, the exercise price of each warrant will be equal to $1.00 per full share of Common Stock or 125% of the average monthly closing price of the month preceding the conversion, whichever is greater. Each warrant will terminate on December 31, 2013, unless previously exercised. The March 2005 Lender’s obligation to fund each borrowing request is subject to material conditions described in the March 2005 Debt Agreement. In addition, the March 2005 Lender may terminate its obligations under the March 2005 Debt Agreement at any time if Miravant, in the reasonable judgment of the March 2005 Lender, is not meeting its business objectives, and is subject to negative covenants and other restrictions. Currently, based on our financial condition and our stock price, we may not be able to borrow funds under this debt agreement. We have also agreed to provide the March 2005 Lender certain registration rights in connection with this transaction. Additionally, the Company extended the termination date to December 31, 2013 for all prior warrants issued to the March 2005 Lender. Warrants issued to purchase a total of 8,075,000 shares of Common Stock were extended, with the original termination dates ranging from August 2007 through December 2008. In connection with the extension of the termination date of the warrants, the Company revalued each warrant and determined there was not a material change in value, as such no additional expense was recorded. As of November 7, 2005, there were no borrowings outstanding under the March 2005 Debt Agreement.

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

In April 2004, we entered in a Securities Purchase Agreement, or the 2004 Equity Agreement, with a group of private accredited and institutional investors, whereby we sold 4,564,000 shares of Common Stock at $2.25 per share, resulting in proceeds to us of $10.3 million. There were no placement fees associated with the offering and the shares issued were unregistered.

In February 2004, we entered into an Unsecured Convertible Debenture Purchase Agreement, or the February 2004 Debt Agreement, with private accredited investors, or the February 2004 Lenders. Under the February 2004 Debt Agreement we issued $2.0 million worth of convertible debentures, convertible at $2.00 per share. As of November 7, 2005, all $2.0 million of the Notes issued have been converted into 1.0 million shares of Common Stock.

    In August 2003, we entered into a Convertible Debt and Warrant Purchase Agreement, or the August 2003 Debt Agreement, with a group of private accredited investors, or the August 2003 Lenders, pursuant to which we issued securities to the August 2003 Lenders in exchange for gross proceeds of $6.0 million. Under the August 2003 Debt Agreement, the debt can be converted at $1.00 per share into our Common Stock. We issued separate convertible promissory notes, which are referred to as the 2003 Notes, to each August 2003 Lender and the 2003 Notes earn interest at 8% per annum and are due August 28, 2006, unless converted earlier or paid early under the prepayment or default provisions. The interest on each 2003 Note is due quarterly beginning October 1, 2003 and can be paid in cash or in-kind at our option. Under certain circumstances each 2003 Note can be prepaid by us prior to the maturity date or prior to conversion. The 2003 Notes also have certain default provisions which can cause the 2003 Notes to become accelerated and due immediately upon notice by the August 2003 Lenders. If the 2003 Notes are declared to be due prior to their scheduled maturity date, it is unlikely we will be able to repay these notes and it may force us to significantly reduce or cease operations or negotiate unfavorable terms for repayment. As of November 7, 2005, $2.6 million of the $6.0 million principal balance of the 2003 Notes have been converted into 2.6 million shares Common Stock.

    In connection with the August 2003 Debt Agreement, we also issued to the August 2003 Lenders warrants to purchase an aggregate of 4,500,000 shares of our Common Stock. The exercise price of each warrant is $1.00 per share and the warrants will terminate on August 28, 2008, unless amended as noted below or unless previously exercised. In accordance with the registration rights related to the August 2003 Debt Agreement, in October 2003 we registered, as required, certain shares underlying the convertible promissory notes and the shares underlying the warrants for certain note holders. In addition, of the 4.5 million warrants issued, 1,425,000 warrants have been exercised through November 7, 2005, resulting in proceeds to us of $1.4 million.

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

Contractual Obligations
Payments due by Period	Debt (1)	Building and Equipment Leases (2)	Total
Q4 2005	$—	$84,000	$84,000
2006	3,400,000	97,000	3,497,000
2007	—	—	—
2008	6,300,000	—	6,300,000
2009	—	—	—
Total Contractual Obligations	$9,700,000	$181,000	$9,881,000

(1)
The debt represents $3.4 million of borrowings under the August 2003 Agreement, which has a due date of August 28, 2006 and $6.3 million of borrowings under the 2002 Debt Agreement, which has a due date of December 31, 2008.

(2)
The amounts recorded for building and equipment leases consist of a lease on one building and various office equipment. The lease of our primary facility is through March 31, 2006 at approximately $28,000 per month. We have an outside storage facility, which is month-to-month and is not presented in the table shown above. The monthly storage facility cost is $3,800 per month and should this storage facility be maintained through 2006, the rental costs should approximate an additional $46,000 per year.

Kendle Contract

In June 2005, we finalized our agreement with Kendle, a leading international CRO, to conduct our confirmatory Phase III clinical trial for PHOTREX in AMD. We had previously paid Kendle $350,000 related to this service agreement and upon the execution of the agreement approximately $400,000 was due and paid. We will be required to make monthly payments of approximately $125,000 per month over the term of the clinical trial, with various milestone payment amounts due on the first and last patient enrolled, at the one year analysis and upon receipt of the final clinical study report. We are also responsible for payment of out-of-pocket costs incurred by Kendle, as well as payments made by them to the clinical sites for patient treatments and ancillary costs incurred. We have incurred through billings by Kendle approximately $264,000 in out-of-pocket expenses related to the clinical trial through September 30, 2005. The agreement includes a provision allowing it to be terminated due to clinical efficacy or safety issues at any time with any expenses and services incurred by Kendle, as of the date of termination, to be paid by us. We are amortizing the Kendle service fees over the estimated length of the service agreement and have recorded $1,014,000 of service fees as of September 30, 2005.

Statement of Cash Flows

For the nine months ended September 30, 2005 net cash used in operations was $9.4 million compared to $9.7 million used during the nine months ended September 30, 2004. The slight decrease in cash used for operations from 2005 compared to 2004 was due to a slight decrease in operating costs in 2005 from the cost restructuring in July 2005, the decrease in non-cash interest from employee and executive loans and the use of common stock for payment of interest expense and compensation as well the decrease in non-cash cost associated with beneficial conversion amortization compared to 2004 . These decreases were offset by an increase in accounts payable in 2005. In 2004, the cash used from operations was related to operating costs due to the preparation of the NDA submitted with the FDA in 2004 and the use of common stock for payment of interest expense and compensation as well the non-cash cost associated with beneficial conversion amortization in 2004. We expect that cash used for operations will increase in the future due to the commencement of the confirmatory Phase III clinical trial.

For the nine months ended September 30, 2005, net cash provided by investing activities was $2.5 million compared to $3.3 million used in investing activities for the same period in 2004. The cash provided by investing activities in 2005 compared to 2004 was due to the net sales of marketable securities in 2005, compared to a net purchase of marketable securities in 2004. Investing uses also included the purchases of patents and property, plant and equipment.

The net cash provided by financing activities for the nine months ended September 30, 2005 was $7.6 million compared to $17.1 million provided by financing activities for the same period in 2004. The cash provided by financing activities for 2005 primarily related to the $8.0 million May 2005 Preferred Stock Agreement and was offset by deferred financing costs. The cash provided by financing activities for 2004 primarily related to the $10.3 million from the April 2004 Equity Agreement, the $3.0 million Series A preferred Stock investment by Guidant, the $2.0 million from the 2004 Debt Agreement and the $1.8 million received from warrant and stock option exercises. Financing activities for the remaining of 2005 may increase due to other possible future financings.

We will need substantial additional resources to continue to develop our products. The timing and magnitude of our future capital requirements will depend on many factors, including:

•             The cost of performing a confirmatory Phase III clinical trial;
•	Our ability to successfully enroll and complete the confirmatory Phase III clinical trial for PHOTREX in AMD as outlined by the Approvable Letter from the FDA;
•	Our ability to complete the confirmatory Phase III clinical trial for PHOTREX in AMD in a reasonable period of time;
•	Our ability to resubmit our NDA and ultimately obtain regulatory approval for PHOTREX;
•	Our ability to operate effectively under our cost restructuring program implemented in July 2005 and to conserve our use of cash, while continuing to advance programs;
•	Our ability to establish additional collaborations and/or license PHOTREX or MV0633 or our other products;
•
Our ability to increase the authorized number of shares of Common Stock available for issuance in order to be able use Common Stock, convertible Preferred Stock or convertible debt as a source of funding;

•	Our ability to be able to borrow under the March 2005 Debt Agreement;
•
Our ability to meet our obligations under the December 2002 Debt Agreement, August 2003 Debt Agreement, the Securities Purchase Agreement and Collaboration Agreement with Guidant, and the March 2005 Debt Agreement;

•	Our ability to receive future equity investments from Guidant by meeting the milestones established under our Collaboration Agreement;
•	Our dependence on others for development and commercialization of our potential products;
•	The viability of PHOTREX for future use;

•	Our ability to raise debt or equity financing or use common stock for employee and consultant compensation;
•	Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
•	Our ability to file and maintain IND’s for our drugs and disease indications;
•	The pace of scientific progress and the magnitude of our research and development programs;
•	The scope and results of preclinical studies and clinical trials;
•	The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	The costs involved in any potential litigation; and
•	Competing technological and market developments.

As of September 30, 2005, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern; and our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

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

Although we have scaled-back our spending efforts in our corporate operations, research and development programs, preclinical studies and clinical trials of our products, we will still require substantial expenditures for the additional confirmatory Phase III clinical trial currently in progress and any other requirements we will need to complete to satisfy the conditions of the Approvable Letter from the FDA, resubmitting the NDA and obtaining related requisite regulatory approval, commencing pre-commercialization activities prior to receiving regulatory approval, and successfully completing the development of our cardiovascular program under our Guidant collaboration. If requisite regulatory approval is obtained, then substantial additional financing will be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure. As a result of our most recent financing completed in May 2005, executive management and the Board of Directors believe that as long as payment of our outstanding debt is not accelerated and if we have the ability to borrow under the March 2005 Debt Agreement, then we have the ability to conserve cash required for operations through December 31, 2006. Under our current financial condition and our current stock price, funding from the March 2005 Debt Agreement may not be available based on the terms and conditions of the agreement. As such, under our current spending plans if alternative funding is not available when needed, we believe that depending on the amount borrowed under the March 2005 Debt Agreement, if any, we only have available cash through December 31, 2005 without deferring certain general overhead expenses. We are currently in discussions with potential licensees regarding raising additional funding to support our operations through corporate collaborations or partnerships, licensing of PHOTREX, or our cardiovascular assets. There can be no assurance that we will be successful in obtaining additional financing, from license arrangements or otherwise, or that financing will be available on favorable terms.

Our ability to raise funds has become more difficult for a variety of reasons, including the lack of authorized Common Stock available for issuance and the fact that our stock has been delisted from trading on the Nasdaq National Market. Any inability to obtain additional financing would adversely affect our business and could cause us to significantly reduce or cease operations. Our ability to generate additional funding to continue our research and development activities, preclinical studies and clinical trials and manufacturing, and administrative activities and to pursue any additional investment opportunities is subject to a number of risks and uncertainties and will depend on numerous factors including:

•	Our ability to raise funds in the near future through collaborative arrangements, or public or private equity or debt financings, or raise funds from other sources;
•	The cost to successfully complete the conditions required by the FDA and the additional confirmatory Phase III clinical trial currently in progress;
•	Our ability to enroll and complete the confirmatory Phase III clinical trial for PHOTREX in AMD in a reasonable period of time;
•	Our ability to resubmit our NDA and ultimately obtain regulatory approval for PHOTREX
•	Our ability to borrow and meet the requirements of the March 2005 Debt Agreement;
•	The potential future use of PHOTREX for ophthalmology or other disease indications;
•
Our ability to increase the authorized number of shares of Common Stock available for issuance in order to be able use Common Stock, convertible Preferred Stock or convertible debt as a source of funding;

•
The potential for equity investments, collaborative arrangements, license agreements or development or other funding programs that are at terms acceptable to us, in exchange for manufacturing, marketing, distribution or other rights to products developed by us;

•	Our ability to meet the milestones and covenants established under our collaboration agreement with Guidant;
•	The future development and results of our ongoing cardiovascular preclinical studies;
•	The amount of funds received from outstanding warrant and stock option exercises, if any; and
•	Our ability to maintain, renegotiate, or terminate our existing collaborative arrangements.

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

RISK FACTORS

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following section of this report describes material risks and uncertainties relating to our business. Our business, results of operations or cash flows may be adversely affected if any of the following risks actually occur. In such case, the trading price of our Common Stock could decline and in certain cases, we may be unable to continue operations.

RISKS RELATED TO OUR BUSINESS

If we fail to obtain additional funding prior to December 31, 2005, we will be forced to cease or further significantly scale back our operations. Even though we raised $8.0 million in May 2005, entered into the March 2005 Debt Agreement and entered into a collaboration arrangement which may provide up to an additional $4.0 million in equity capital to support our cardiovascular program, we will still need additional funds to support the significant costs associated with completing our confirmatory clinical trial for PHOTREX in AMD, and to support our ongoing operations.

As of September 30, 2005, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern; and our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on generally accepted auditing standards, our viability as a going concern is in question.

The March 2005 Lender’s obligation to fund each borrowing request is subject to material conditions described in the March 2005 Debt Agreement. In addition, the March 2005 Lender may terminate its obligations under the March 2005 Debt Agreement at any time if Miravant, in the reasonable judgment of the March 2005 Lender, is not meeting its business objectives. Miravant is subject to negative covenants and other restrictions under the 2005 Debt Agreement. If we are able to continue to borrow under the March 2005 Debt Agreement, executive management and the Board of Directors believe that as long as our debt is not accelerated, then we have the ability to conserve cash required for operations through December 31, 2006. Under our current financial condition and our current stock price, funding from the March 2005 Debt Agreement may not be available based on the terms and conditions of the agreement. As such, under our current spending plans if alternative funding is not available when needed, we believe that depending on the amount borrowed under the March 2005 Debt Agreement, if any, we only have available cash through December 31, 2005 without deferring certain general overhead expenses. We are currently in discussions with potential licensees regarding raising additional funding to support our operations through corporate collaborations or partnerships, licensing of PHOTREX, or our cardiovascular assets. There can be no assurance that we will be successful in obtaining additional financing, from license arrangements or otherwise, or that financing will be available on favorable terms.

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

Although we have scaled-back our spending efforts in our corporate operations, research and development programs, preclinical studies and clinical trials of our products, we will still require substantial expenditures for the additional confirmatory Phase III clinical trial currently in progress and any other requirements we will need to complete to satisfy the conditions of the Approvable Letter from the FDA, resubmitting the NDA and obtaining related requisite regulatory approval, commencing pre-commercialization activities prior to receiving regulatory approval, and successfully completing the development of our cardiovascular program under our Guidant collaboration. Once requisite regulatory approval has been obtained, if at all, substantial additional financing will likely be required for the manufacture, marketing and distribution of our product in order to achieve a level of revenues adequate to support our cost structure.

The timing and magnitude of our future capital requirements will depend on many factors, including:

•    The cost of performing a confirmatory Phase III clinical trial;
•	Our ability to successfully enroll and complete the confirmatory Phase III clinical trial for PHOTREX in AMD as outlined by the Approvable Letter from the FDA;
•	Our ability to resubmit our NDA and ultimately obtain regulatory approval for PHOTREX;
•	Our ability to complete the confirmatory Phase III clinical trial for PHOTREX in AMD in a reasonable period of time;
•	Our ability to operate effectively under our cost restructuring program implemented in July 2005;
•	Our ability to establish additional collaborations and/or license PHOTREX or MV0633 or our other products;
•
Our ability to increase the authorized number of shares of Common Stock available for issuance in order to be able use Common Stock, convertible Preferred Stock or convertible debt as a source of funding;

•	Our ability to continue our efforts to conserve our use of cash, while continuing to advance programs;
•	Our ability to be able to borrow under the March 2005 Debt Agreement;
•
Our ability to meet our obligations under the December 2002 Debt Agreement, August 2003 Debt Agreement, the Securities Purchase Agreement and Collaboration Agreement with Guidant, and the March 2005 Debt Agreement;

•	Our ability to receive future equity investments from Guidant by meeting the milestones established under our Collaboration Agreement;
•	Our dependence on others for development and commercialization of our potential products;
•	The viability of PHOTREX for future use;
•	Our ability to raise debt or equity financing or use common stock for employee and consultant compensation;
•	Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
•	Our ability to file and maintain IND’s for our drugs and disease indications;
•	The pace of scientific progress and the magnitude of our research and development programs;
•	The scope and results of preclinical studies and clinical trials;
•	The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;
•	The costs involved in any potential litigation; and
•	Competing technological and market developments.

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

We have incurred significant losses since our inception in 1989 and, as of September 30, 2005, had an accumulated deficit of approximately $225 million. In each of the last three years, we have increased our borrowings through the sale of various debt instruments in order to sustain our business operations. We expect to continue to incur significant, and possibly increasing, operating losses over the next few years, and we believe we will be required to obtain substantial additional debt or equity financing to fund our operations during this time as we seek to achieve a level of revenues sufficient to support our anticipated cost structure. As of September 30, 2005, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our independent registered public accounting firm, Ernst & Young LLP, have indicated in their report accompanying our December 31, 2004 consolidated financial statements that, based on the standards of the Public Company Accounting Oversight Board (United States), our viability as a going concern is in question.

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

On September 30, 2004, we announced that the FDA notified us that they have issued an Approvable Letter for PHOTREX. The letter outlined the conditions for final marketing approval, which included a request for an additional confirmatory Phase III clinical trial. Even though the FDA issued an Approvable Letter, the FDA may not ultimately approve our NDA for PHOTREX. This approval process may take a significant amount of time and the FDA’s approval, is contingent upon satisfying these additional requirements. For instance, the FDA has required a confirmatory Phase III clinical trial prior to final approval, which will be costly and will cause a significant delay in the timing of receiving FDA approval, if at all. If the FDA does approve this NDA, the approved label claims could be for a limited market or may likely have increased competition, resulting in smaller than expected markets and revenue. Any delay in receiving FDA approval would further limit our ability to begin market commercialization of PHOTREX and would harm our ability to raise additional capital to support our on-going funding requirements and our business. Additionally, we might be forced to cease or substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

We currently do not have available a sufficient number of authorized shares of our Common Stock, and if we are unable to obtain stockholder approval of an increase in our authorized common stock, we will have limited financing alternatives available to us and may be subject to legal recourse.

We currently have authorized 75,000,000 shares of Common Stock but have issued securities convertible in to Common Stock that have exceeded the authorized share amount by approximately 11,775,000 shares. Additionally, in order for us to use Common Stock, convertible Preferred Stock or convertible debt as a source of funding we will be required to obtain stockholder approval to increase the number of authorized shares of Common Stock.  There can be no assurance we will be able to receive such approval. If we are unable to obtain stockholder approval of the increase in authorized shares and are therefore unable to issue the shares of common stock underlying currently outstanding convertible securities, the holders of such securities would likely seek legal recourse against us. Additionally if we are unable to receive the increase in authorized shares of Common Stock we will not be able to use Common Stock or securities convertible into Common Stock as a future source of funding, which would limit our funding alternatives.

It may be difficult to recruit patients and/or maintain the patients enrolled in our additional confirmatory Phase III clinical trial thus making it challenging to successfully complete the conditions of the FDA’s Approvable Letter, which would substantially harm our business.

The Approvable Letter received from the FDA regarding our NDA filed for PHOTREX requested that we perform an additional confirmatory Phase III clinical trial to confirm the results of the clinical trial results included in our NDA submission. This clinical trial requires us to treat a portion of the patients with a placebo. Since there are already two approved products available for use in AMD, with the potential for an approval of additional treatments during our clinical trial, it may be difficult to recruit patients into our clinical trial. Additionally, for those patients that are enrolled in our clinical trial, it may be difficult to keep them enrolled for further treatments or follow-up, especially if they have other treatment options and/or suspect that they have received a placebo. This challenge, as well as others, may delay the recruitment of patients into our clinical trial. Due to this recruitment challenge and existing products, we have chosen to perform the clinical trial in Central and Eastern Europe, which may be more costly than budgeted, time consuming and difficult to manage by us. A delay in completing our required confirmatory Phase III clinical trial would delay the regulatory approval of our NDA, if approved at all, which would likely require additional funding and substantially harm our business.

We are highly leveraged, our recent debt and equity agreements have further diluted our existing stockholders and our debt service requirements make us vulnerable to economic downturn and impose restrictions on our operations.

    The aggregate face amount of our debt outstanding was approximately $10.4 million as of November 7, 2005, of which $3.4 million is due on August 28, 2006. There is no certainty that our cash balance and our financing arrangements, will be sufficient to finance our operating requirements, and our indebtedness may restrict our ability to obtain additional financing in the future. The issuance of additional shares of Preferred Stock and Common Stock, and securities convertible into Common Stock, has had a dilutive effect on our existing stockholders. Any future issuances of Preferred Stock, Common Stock or securities convertible into Common Stock will further dilute our existing stockholders. Also, we are highly leveraged, which may place us at a competitive disadvantage and makes us more susceptible to downturns in our business in the event our cash balances are not sufficient to cover our debt service requirements. In addition, the March 2005 Debt Agreement, the July 2004 Collaboration Agreement and Securities Purchase Agreement with Guidant Corporation, the August 2003 Debt Agreement and the December 2002 Debt Agreement contain certain covenants that impose operating and financial restrictions on us. These covenants may affect our ability to conduct operations to raise additional financing or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default.

Even if we receive regulatory approval of PHOTREX for the treatment of AMD, PHOTREX may not be commercially successful.

Even if PHOTREX receives regulatory approval, patients and physicians may not readily accept it, which would result in lower than projected sales and substantial harm to our business. There are already two approved products available for use in AMD, with the potential for an approval of additional treatments before we are approved. Acceptance will be a function of PHOTREX being clinically useful and demonstrating superior therapeutic effect with an acceptable side-effect profile, as compared to currently existing or future treatments. In addition, even if PHOTREX does achieve market acceptance, we may not be able to maintain that market acceptance over time if new products are introduced that are more favorably received than PHOTREX or render PHOTREX obsolete.

We may rely on third parties to assist us with the regulatory process for the IND’s and NDA, if needed, and to conduct additional clinical trials on our products, and if these resources fail, our ability to complete the NDA review process or successfully complete clinical trials will be adversely affected and our business will suffer.

To date, we have limited experience in conducting clinical trials. We have relied on Parexel International, a large clinical research organization, or CRO, as well as numerous other consultants, to assist in preparation of our IND’s and our NDA, with respect to which the FDA issued an Approvable Letter for PHOTREX that outlined the conditions for final marketing approval, including a request for an additional confirmatory Phase III clinical trial. We have no experience in conducting clinical trials in Central and Eastern Europe and have selected Kendle International, Inc., or Kendle, a leading international CRO with locations throughout Europe, to conduct our confirmatory Phase III clinical trial for PHOTREX in AMD, which began enrollment in September 2005. Additionally, we relied on Pharmacia, our former corporate partner, and Inveresk, Inc., formerly ClinTrials Research, Inc., a CRO, to complete our Phase III AMD clinical trials. We will need to rely on Kendle and/or other CROs, consultants and third parties to complete the conditions of the Approvable Letter and amend the NDA for submission and review by the FDA. If, as a result of circumstances beyond our control, any of these third parties fail to perform as expected, we may be unable to complete the NDA review process in a timely manner or at all. This would have a material adverse impact on our business.

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

    We are aware of various competitors involved in the AMD and photodynamic therapy sectors. We understand that these companies are conducting preclinical studies and/or clinical trials in various countries and for a variety of disease indications. Our direct competitors in our sectors include QLT Inc., or QLT, DUSA Pharmaceuticals, or DUSA, Axcan Pharm Inc., or Axcan, Light Sciences Corporation, Eyetech Pharmaceuticals Inc., or Eyetech, Pharmacyclics, Genentech, Inc., Alcon, Inc., and Allergan, Inc. In AMD, QLT’s drug Visudyne® has received marketing approval in the United States and certain other countries for the treatment of AMD and has been commercialized by Novartis. Eyetech received marketing approval for its Macugen® treatment for AMD in December 2004 and co-markets their product with Pfizer, Inc. Genentech, Inc. and Alcon, Inc. are both completing Phase III clinical trials. Other laser, surgical or pharmaceutical treatments for AMD also may compete against us. In July 2005, Genentech, Inc. announced the results of their Phase III clinical trial in AMD for their lead drug, Lucentis. Their results had superior efficacy versus placebo and other currently approved technologies. The Macugen and Lucentis treatments are considered competitive to each other and to PDT and are also considered potentially complementary technologies to PDT. We believe that the technology of PDT will continue to be utilized as a component of first-line therapy for wet AMD, either stand-alone or in combination with steroids and newer anti-angiogenic drugs. In addition to conducting the confirmatory Phase III clinical trial to be conducted in Europe, we currently plan to initiate combination studies of PHOTREX with other drug agent(s).

    In photodynamic therapy, our competitors include Axcan and DUSA, both of which have received marketing approval in the United States, and Pharmacyclics. We are aware of other drugs and devices under development by these and other competitors in additional disease areas for which we are developing PhotoPoint PDT. These competitors as well as others that we are not aware of, may develop superior products or reach the market prior to PhotoPoint PDT and render our products non-competitive or obsolete.

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

All of our drug and device products currently under development will require extensive preclinical studies and/or clinical trials prior to regulatory approval for commercial use, which is a lengthy and expensive process. None of our products have completed testing for efficacy or safety in humans and none of our products, including PHOTREX, have been approved for any purpose by the FDA. Some of the risks and uncertainties related to safety and efficacy testing and the completion of preclinical studies and clinical trials include:

•	Our ability to demonstrate to the FDA that our products are safe and efficacious;
•	Our products may not be as efficacious as our competitors’ products;
•	Our ability to successfully enroll patients and complete the testing for any of our compounds within any specified time period, if at all;
•	Clinical outcomes reported may change as a result of the continuing evaluation of patients;

•	Data obtained from preclinical studies and clinical trials are subject to varying interpretations which can delay, limit or prevent approval by the FDA or other regulatory authorities;
•	Problems in research and development, preclinical studies or clinical trials that will cause us to delay, suspend or cancel clinical trials; and
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

    Our business model is based on establishing collaborative relationships with other parties both to license compounds upon which our products and technologies are based and to manufacture, market and sell our products. As a development company we may need access to compounds and technologies to license for further development. For example, we are party to a License Agreement with the University of Toledo, the Medical University of Ohio and St. Vincent Medical Center, of Toledo, Ohio, collectively referred to as Toledo, to license or sublicense certain photoselective compounds, including PHOTREX. Similarly, we must also establish relationships with suppliers and manufacturers to build our medical devices and to manufacture our compounds. Currently we have partnered with Iridex for the manufacture of certain light sources for use in AMD and have entered into an agreement with Hospira, Inc. (formerly Fresenius), or Hospira, for supply of the final dose formulation of PHOTREX and Gilead, Inc. for the final dose formulation for MV0633. We also have entered into a collaboration agreement with Guidant for the development of new drugs and devices in cardiovascular disease through Phase I clinical trials. Due to the expense of the drug approval process it is beneficial for us to have relationships with established pharmaceutical companies to offset some of our development costs in exchange for a combination of manufacturing, marketing and distribution rights. To commercialize and further develop PHOTREX for AMD or other indications we likely need to establish a new collaborative relationship with a corporate partner or a sales organization.

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

Our financial condition and cost reduction efforts implemented in July 2005 may result in future loss of employees and consultants who are critical to our success.

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

Our success in the future will depend in large part on our ability to attract and retain highly qualified scientific, management and other personnel and to develop and maintain relationships with leading research institutions and consultants. We are highly dependent upon principal members of our management, key employees, scientific staff and consultants, which we may retain from time to time. We currently have limited cash and capital resources and our ability to raise funds is questionable, causing our business outlook to be uncertain. Additionally, due to our ongoing limited cash balances, we try to utilize stock options and stock awards as a key component of short-term and long-term compensation. However, given the volatility of our stock and the uncertainty of our long-term prospects, our ability to use stock options and stock awards as compensation may be limited. These measures, along with our financial condition and cost restructuring, may cause employees to question our long-term viability and increase our turnover. These factors may also result in reduced productivity and a decrease in employee morale causing our business to suffer. We do not have insurance providing us with benefits in the event of the loss of key personnel. Our consultants may be affiliated with or employed by others, and some have consulting or other advisory arrangements with other entities that may conflict or compete with their obligations to us.

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

Our current manufacturing facilities, and those of our suppliers, will require inspection and approval by the FDA and other regulatory agencies prior to their commercial use. Additionally, we have limited manufacturing capability and experience and thus rely heavily upon third parties in this area. If we are unable to receive the required regulatory approvals or maintain and develop our past manufacturing capability, or if we are unable to find suitable third party manufacturers our operating results could suffer.

    Our original pharmaceutical manufacturing facility was inspected by the FDA for cGMP compliance as a part of the PHOTREX NDA pre-approval review process with no deficiencies cited. Suppliers Iridex and Hospira were also inspected by the FDA with satisfactory results. Prior to supplying drugs or devices for commercial use, our manufacturing facilities, as well as the Iridex and Hospira manufacturing facilities, must be re-inspected and approved by the FDA for current Good Manufacturing Practices, or cGMP, compliance. Any drugs and devices manufactured by us or our suppliers for prospective commercial use must be withheld from distribution until FDA approvals are obtained, if at all. In addition, if we elect to outsource manufacturing to other third-party manufacturers, these facilities must satisfy FDA requirements.

    Additionally, in our original manufacturing facility we were licensed by the State of California to manufacture bulk active pharmaceutical ingredient, or API, for clinical trial and other use. This particular manufacturing facility was closed by us in 2005 and has now been reconstructed and is operational in our current operating facility, which has not yet been inspected by the State of California. Prior to 2003, in the original manufacturing facility, we manufactured bulk PHOTREX API, the final process before formulation and packaging. We regained ownership from Pharmacia of that bulk API inventory which has an extended re-test date, whereas the FDF received has expired. The current re-test date for API needs to be extended, if possible, and approved by the FDA prior to commercial use. We have API inventory in quantities that we believe will be adequate for an initial commercial launch of PHOTREX, if and when we gain regulatory approval for the facility and for use of the API inventory. There can be no assurance that we will receive manufacturing approval by the State of California for our production of API for clinical use for MV0633 and PHOTREX nor approval by the FDA for our existing PHOTREX API inventory.

    We currently have the capacity, in conjunction with our manufacturing suppliers Hospira, Iridex and Gilead, to manufacture products at certain commercial levels and we believe we will be able to do so under cGMPs with subsequent FDA approval. If we receive FDA or other regulatory approval, we may need to expand our manufacturing capabilities and/or depend on our collaborators, licensees or contract manufacturers for the expanded commercial manufacture of our products. If we expand our manufacturing capabilities, we may need to expend substantial funds, hire and retain additional personnel and comply with extensive regulations. We may not be able to expand successfully or we may be unable to manufacture products in increased commercial quantities for sale at competitive prices. Further, we may not be able to enter into future manufacturing arrangements with collaborators, licensees, or contract manufacturers on acceptable terms or at all. If we are not able to expand our manufacturing capabilities or enter into additional commercial manufacturing agreements, our commercial product sales, as well as our overall business growth could be limited, which in turn could prevent us from becoming profitable or viable as a business.

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

From time to time and in particular over the past 14 months, the price of our Common Stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. From September 30, 2004 to November 7, 2005, our Common Stock price, per OTCBB closing prices, has ranged from a high of $2.87 to a low of $0.28.

The market prices for our Common Stock, and the securities of emerging pharmaceutical and medical device companies, have historically been highly volatile and subject to extreme price fluctuations, which may reduce the market price of the Common Stock. Extreme price fluctuations in the future could be the result of any number of factors, including:

•	Our ability and the cost to successfully complete the conditions required by the FDA and the additional confirmatory Phase III clinical trial currently in progress;
•	Announcements concerning Miravant or our collaborators, competitors or industry;
•	Our ability to successfully establish new collaborations and/or license PHOTREX or our other new products;
•	The impact of dilution from past or future equity or convertible debt financings;
•	Our ability to meet the milestones and covenants established under our collaboration agreement with Guidant;
•	The results of our testing, technological innovations or new commercial products;
•	The results of preclinical studies and clinical trials by us or our competitors;
•	Technological innovations or new therapeutic products;
•	Our ability to regain our listing status on Nasdaq or other national stock market exchanges;
•	Public concern as to the safety, efficacy or marketability of products developed by us or others;
•	Comments by securities analysts;
•	The achievement of or failure to achieve certain milestones;
•	Litigation, such as from stockholder lawsuits or patent infringement; and
•	Governmental regulations, rules and orders, or developments concerning safety of our products.

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

We may rely on third parties to assist us with the regulatory review process for the NDA, if needed, and to conduct clinical trials on our products, and if these resources fail, our ability to complete the NDA review process or successfully complete clinical trials will be adversly affected and our business will suffer.

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

In addition, our charter authorizes our Board of Directors to issue shares of undesignated preferred stock without stockholder approval on terms that the Board may determine. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to our other stockholders or otherwise adversely affect their rights and powers, including voting rights. Additionally, we are restricted from taking certain actions without obtaining the prior approval of at least two-thirds (2/3) of the then outstanding shares of Series A-1 Preferred Stock voting together as a separate class, and are also restricted from taking certain actions without obtaining the prior approval of at least a majority of the then outstanding shares of Series B Preferred Stock, voting together as a separate class. These restrictions include, but are not limited to, limitations on our ability to make repurchases of our capital stock, limitations on our ability to declare dividends or pay distributions, and limitations on our ability to enter into a business combination transaction. Moreover, the issuance of additional preferred stock may make it more difficult or may discourage another party from acquiring voting control of us.

We are exposed to risks from recent legislation requiring companies to evaluate and maintain internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting, beginning in fiscal year 2006, based on our current aggregate market value of voting stock held by non-affiliates, as measured on September 30, 2005. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In addition, it is difficult for management or our independent auditors to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting. This results in a heightened risk of unexpected delays to completing the project on a timely basis. In the event that our chief executive officer, chief financial officer or independent auditors determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of Miravant may be adversely affected and could cause a decline in the market price of our stock.

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

Our management evaluated, with the participation of our president and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our president and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 6.	EXHIBITS

	(a)	Exhibits	Description

		Exhibit 31.1	Certification Of The President Pursuant To Section 13(A) Or 15(D) Of The Securities Exchange Act Of 1934As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

		Exhibit 31.2	Certification Of Chief Financial Officer Pursuant To Section 13(A) Or 15(D) Of The Securities Exchange Act Of 1934As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

		Exhibit 32.1	Certification of the President and the Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

		Exhibit 10.1	Consulting Agreement dated August 17, 2005 between the Company and Robert J. Sutcliffe.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

Miravant Medical Technologies

Date:	November 11, 2005	By: /s/ John M. Philpott
John M. Philpott
Chief Financial Officer
(on behalf of the Company and as
Principal Financial Officer and
Principal Accounting Officer)